Form 10-K
period 2010-12-31
Lantheus Medical Imaging, Inc.
filed 2011-03-08
CIK 1500157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 333-169785

LANTHEUS MEDICAL IMAGING, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	51-0396366 (IRS Employer Identification No.)

331 Treble Cove Road, North Billerica, MA (Address of principal executive offices)	01862 (Zip Code)

(978) 671-8001
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes ☐  No ☒

The registrant is a privately-held corporation, and accordingly, as of June 30, 2010, there is no public market for its common stock. The registrant had one share of common stock, $0.001 par value per share, issued and outstanding as of March 7, 2011.

PART I

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this annual report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, including, in particular, statements about our plans, strategies, prospects and industry estimates. These statements identify prospective information and include words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “should,” “predicts,” “hopes” and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our liquidity, including our belief that our existing cash, cash equivalents and anticipated revenues are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months; (ii) our outlook and expectations including, without limitation, in connection with continued market expansion and penetration for our commercial products, including Ablavar, DEFINITY and TechneLite; and (iii) expected new product launch dates and market exclusivity periods. The foregoing is not an exclusive list of all forward-looking statements we make. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this annual report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•                  our dependence on a limited number of third party suppliers and the instability of global molybdenum-99 (“Moly”) supply;

•                  a failure of TechneLite generator demand to return to pre-National Research Universal (“NRU”) reactor outage levels;

•                  our dependence upon third parties for the manufacture and supply of a substantial portion of our products;

•                  our dependence on key customers, primarily Cardinal Health, Inc. (“Cardinal”), United Pharmacy Partners, Inc. (“UPPI”) and GE Healthcare, for our nuclear imaging products;

•                  our inability to compete effectively;

•                  the rise of generic competition to Cardiolite;

•                  our dependence upon third party healthcare payors and the uncertainty of third party coverage and reimbursement rates;

•                  uncertainties regarding the impact of U.S. healthcare reform on our business, including related reimbursements of our products;

•                  our being subject to extensive government regulation and our potential inability to comply with such regulations;

•                  the extensive costs, time and uncertainty associated with new product development, including further product development in cooperation with a development partner or partners;

•                  problems with the quality or performance of our products;

•                  liability associated with our marketing and sales practices;

•                  the occurrence of side effects with our DEFINITY and Ablavar products;

•                  our inability to introduce new products and adapt to changing technology and diagnostic landscape, such as the slower than anticipated market acceptance of Ablavar;

•                  our exposure to product liability claims and environmental liability;

•                  our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;

•                  risks associated with the current economic environment, including the U.S. credit markets;

•                  risks associated with our international operations;

•                  our inability to adequately protect our technology infrastructure;

•                  our inability to hire or retain skilled employees and the loss of any of our key personnel;

•                  costs and other risks associated with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”);

•                  risks related to our outstanding indebtedness; and

•                  other factors that are described in “Risk Factors,” beginning on page 23.

Any forward-looking statement made by us in this annual report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Trademarks

We own or have the rights to various trademarks, service marks and trade names, including, among others, the following: DEFINITY®, Ablavar®, TechneLite®, Cardiolite®, Neurolite®, Vialmix® and Lantheus Medical Imaging® referred to in this annual report. Solely for convenience, we refer to trademarks, service marks and trade names in this annual report without the TM, SM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted under applicable law, our rights to our trademarks, service marks and trade names. Each trademark, trade name or service mark of any other company appearing in this annual report, such as Myoview® and Optison® are, to our knowledge, owned by such other company.

Item 1.                                                       Business

Unless the context requires otherwise, references to “Lantheus,” “our company,” “we,” “us” and “our” refer to Lantheus Medical Imaging, Inc. and its direct and indirect subsidiaries, references to “Lantheus Intermediate” refer to Lantheus MI Intermediate, Inc., the parent of Lantheus, and references to “Holdings” refer to Lantheus MI Holdings, Inc., the parent of Lantheus Intermediate.

Overview

We are a leading specialty pharmaceutical company that develops, manufactures and distributes innovative diagnostic medical imaging products on a global basis. Our current imaging agents primarily assist in the diagnosis of heart, vascular and other diseases using nuclear imaging, echocardiography and magnetic resonance imaging (“MRI”) technologies. We also have a full clinical and preclinical development pipeline of next-generation and first-in-class products that use positron emission tomography (“PET”) and MRI technologies. We believe that our products offer significant benefits to patients, healthcare providers and the overall healthcare system. As a result of more accurate diagnosis of disease, we believe our products allow healthcare providers to make more informed patient care decisions, potentially improving outcomes, reducing patient risk and decreasing costs for payors and the entire healthcare system.

With direct operations in the United States, Puerto Rico, Canada and Australia, we have a long and distinguished history of developing and commercializing innovative market-changing products.

Our principal branded products include DEFINITY, Cardiolite and TechneLite, which, in the aggregate, accounted for approximately 73% of our total revenues in 2010. For the year ended December 31, 2010, we generated total revenues, net income, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA of $354.0 million, $5.0 million, $62.0 million and $85.2 million, respectively. See “Selected Financial Data.”

We have two operating segments, which are the United States and International. In the fourth quarter of 2010, we re-evaluated our operating segments. In performing this re-evaluation, we considered the operating results that are regularly reviewed by the chief operating decision maker, our President and Chief Executive Officer, and the guidance included in Accounting Standards Codification 280-10, Segment Reporting. Accordingly, we now report these two operating segments based on geographic customer base.  Our segments are more fully described in Note 19, “Segment Information,” to our consolidated financial statements.

Our Products

DEFINITY

DEFINITY Vial for (Perflutren Lipid Microsphere) Injectable Suspension is the leading ultrasound contrast agent used during echocardiographic exams. In the United States, DEFINITY is indicated for use in patients with suboptimal echocardiograms to opacify the left ventricular chamber of the heart and to improve the delineation of the left endocardial border of the heart. In September 2010, we also filed an application with the U.S. Food and Drug Administration (“FDA”) for label expansion to include DEFINITY’s use in exercise and pharmacological stress as well as rest echocardiographic procedures. For the year ended December 31, 2010, DEFINITY generated total revenues of $60.0 million, and DEFINITY accounted for approximately 4%, 12% and 17% of our total revenues in 2008, 2009 and 2010, respectively.

DEFINITY is sold in vials that contain a clear, colorless, sterile, non-pyrogenic hypertonic liquid, which upon activation with the aid of Vialmix, provides a homogenous, opaque, milky white injectable suspension of perflutron lipid microspheres.

DEFINITY primarily competes with Optison, a GE Healthcare product, as well as other imaging modalities. DEFINITY was the leading ultrasound contrast agent used by echo-cardiologists in 2010, with, we believe, over 90% of sales in this segment. DEFINITY is an advanced technology, derived from a synthetic lipid based coating, which we believe is superior to the alternatives.

In October 2007, following reports of serious cardiopulmonary reactions following the administration of DEFINITY and other drugs in the same class of agents (including Optison), the FDA requested the labels for DEFINITY and its competitor products in this class to include a boxed warning. The label warned that DEFINITY and other similar imaging agents were not suitable in patients who have unstable angina, unstable cardiopulmonary disease or a history of acute heart attacks, and suggested that all patients that use DEFINITY and similar agents should be monitored for 30 minutes following use. When the boxed warning went into effect, most of DEFINITY’s customers placed a hold on new orders to obtain legal approval from the appropriate departments within their hospitals and offices and to update protocols for usage. Sales prior to the issued warning were at a last quarter annualized run-rate of $66.5 million as of September 2007, with an approximate 3% penetration of all echocardiograms. Immediately following the boxed warning in October 2007, sales decreased to an annualized run rate of approximately $11.2 million based on the three months ended January 2008.

Without our requesting them to do so, physicians within the cardiology and echocardiology communities campaigned in support of DEFINITY and sent a letter signed by 161 cardiologists to the FDA stating that the benefits of the product outweighed the risks and urged that the boxed warning be removed. The FDA subsequently revised the boxed warning in May 2008 to state that only at-risk patients should be monitored for 30 minutes after use, and in July 2008 the FDA posted the update to the warning label on its website. Along with the revised boxed warning, numerous clinical studies have been published on the clinical effectiveness and safety of DEFINITY. For example, the American College of Cardiology published a paper supporting the use of contrast echocardiography (“CE”). The paper stated that the utilization of CE in technically difficult cases improves endocardial visualization and impacted cardiac diagnosis, resource utilization and patient management. Furthermore, the study reported that after using CE, the percentage of un-interpretable cases decreased from approximately 12% to under 0.5% and technically difficult cases decreased from approximately 87% to under approximately 10%.

We initially launched DEFINITY in 2001, with the last patent in the United States currently expiring in 2016 and in numerous foreign jurisdictions in 2019. In June 2008, we relaunched DEFINITY. Since the product’s relaunch, U.S. sales of DEFINITY have continued to increase, with an annual growth rate of approximately 40% in the year ended December 31, 2010. Annual revenues from worldwide sales of DEFINITY improved to $60.0 million for the year ended December 31, 2010. We are actively engaged in driving consensus on the clinical utility of DEFINITY and the favorable benefit/risk profile through multiple publications and aligning ourself with key societies such as the American Society of Echocardiography (ASE), International Contrast Ultrasound Society (ICUS) and Intersocietal Commission for the Accreditation of Echocardiography Laboratories (ICAEL). As of December 31, 2010, over 3.0 million patients have been administered DEFINITY since its launch in 2001. With the steps outlined above and increased acceptance by sonographers and cardiologists, we believe that penetration should continue to increase.

Cardiolite

Cardiolite (Kit for Preparation of Technetium Tc99m Sestamibi for Injection), also known by its generic name “sestamibi”, is a technetium-based radiopharmaceutical used in myocardial perfusion imaging (“MPI”)  procedures. Cardiolite is primarily used for detecting coronary artery disease using single photon emission computed tomography (“SPECT”). As of December 31, 2010, Cardiolite has been used to image more than 40 million patients since its launch in 1991. Cardiolite is sold as a vial of lyophilized powder that is administered by intravenous injection for diagnostic use after reconstitution with radioactive saline in conjunction with our TechneLite generator. Compared to some alternatives, Cardiolite offers a non-invasive, more efficacious diagnostic approach with potentially less radiation exposure. Cardiolite was approved by the FDA in 1990 and its market exclusivity expired in July 2008. In September 2008, the first of several competing generic products was launched, and while we have faced significant pricing pressure and have experienced a loss in share, we continue to price Cardiolite at a premium and have been able to maintain a leading share because of strong awareness and loyalty within the cardiology community, as well as our strong relationships with various distribution partners. For the year ended December 31, 2010, Cardiolite generated total revenues of $77.4 million, and accounted for approximately 60%, 33% and 22% of our total revenues in 2008, 2009 and 2010, respectively.

Of total MPI injections for the year ended December 31, 2010, management believes we had approximately one third share of the segment ahead of Myoview (a GE Healthcare product), the generic products and Thallium, an older technology that we also manufacture and market. In 2008, management believes that Cardiolite’s share of the MPI segment was approximately one half of the segment. Cardiolite is currently priced at a premium relative to the generics, the first of which was launched at a substantial discount to Cardiolite. There are now at least four generic products on the market and we expect the introduction of additional generic products in the future. With continued pricing pressure from generic competitors, we also sell Cardiolite in the form of a generic sestamibi while at the same time continuing to sell branded Cardiolite throughout the MPI segment. We believe this strategy of selling branded as well as generic sestamibi allows us to maintain total segment share by having multiple sestamibi offerings that are attractive in terms of brand as well as price. We have a strong distribution network and long-term relationships with two major distributors, Cardinal and UPPI, who together accounted for what we estimate to be approximately 85% of all SPECT doses sold by radiopharmacies in the United States in 2010, based on the percentage of doses sold in the first half of 2010.

Cardiolite grew dramatically from its launch in the United States in 1991 to peak year sales of over $400 million in the years ended December 31, 2005 through 2007. Cardiolite was a revolutionary diagnostic imaging agent at the time of its launch and required significant education of the cardiology and physician community. Adoption in the early years was dependent on informing practitioners about the enhanced images that nuclear imaging could provide and its ability to better diagnose potential disease. Over the past two decades, more than 11,000 articles have been published naming Cardiolite. New imaging agents introduced and commercialized must go through a similar education process of the benefits to healthcare professionals and their patients. We intend to apply the internal experience and expertise we developed with the launch of Cardiolite and the resulting transformation of the cardiac diagnostic imaging field to the on-going marketing of Ablavar and the launch of our other clinical and preclinical candidates.

TechneLite

TechneLite is a technetium-based generator used by radiopharmacies to radiolabel Cardiolite and other Tc-99m radiopharmaceuticals used in nuclear medicine procedures. The generator consists of a glass column with fission-produced Moly adsorbed on alumina powder within the column. The terminally sterilized and sealed column is enclosed in a lead shield which is further sealed in a cylindrical plastic container. Cardiolite and other radiopharmaceuticals are activated by combining them with technetium, a daughter product of radio-decaying Moly which has been eluted from the generator. For the year ended December 31, 2010, TechneLite generated total revenues of $122.0 million and accounted for approximately 23%, 31% and 34% of our total revenues in 2008, 2009 and 2010, respectively.

We produce 13 different sized generators under the name TechneLite. Most are sold to radiopharmacies that prepare and ship unit-doses of Cardiolite and other radiolabeled pharmaceuticals directly to hospitals. We have supply arrangements in place with the significant radiopharmacies, including GE Healthcare, Cardinal and UPPI.

In the United States, we currently compete primarily with Covidien for the sale of technetium-based generators. Although segment share can fluctuate depending upon the availability of Moly from suppliers and the related standing orders from the largest purchasing groups, we believe that during periods of normal global Moly supply, we have a share of approximately 50% of this segment in the United States. Where TechneLite is sold outside of the United States, our major competitors currently include Covidien, GE Healthcare and Ion Beam Applications SA in Europe, the Australian Nuclear Science and Technology Organisation (“ANSTO”) in Australia and other regional manufacturers. Generally, competitors outside of North America face an economic disadvantage when shipping technetium-based generators for use in North America because of high transport costs (due to weight) and the short half-life of Moly.

From 2005 to 2008, Covidien experienced manufacturing issues with the Tc-99m product, including safety and regulatory warning letters from the FDA and temporary shutdowns of its manufacturing facilities. As a result, we benefited from increased sales during this time. Our share returned to pre-2006 levels in early 2009.  In May 2009, Canadian authorities shut down the NRU reactor in Canada, from which we receive a majority of our supply of Moly. As a result of this interruption of supply, our market share for TechneLite was reduced. The NRU reactor returned to service in August 2010 and we have seen increased sales in both Cardolite and TechneLite. However, TechneLite unit volume has not returned to pre-shortage levels. See “—Raw Materials and Supply Relationships” and “Item 1A—Risk Factors—The Moly supply shortage caused by the recent NRU reactor shutdown has had a negative effect on the demand of some of our products, which could continue in the future.”

TechneLite and Cardiolite both are dependent on Moly, the initial radioactive isotope created in nuclear reactors. Nuclear reactors run Uranium-235 targets through a nuclear fission process, and the fission products after further processing and finishing become medical isotope-grade Moly. Moly is then shipped to our manufacturing facilities, where we insert the Moly into our TechneLite generator. After TechneLite and Cardiolite are separately sent to radiopharmacies, “cold” Cardiolite is activated by combining it with the nuclear material technetium produced with TechneLite, thereby making it “hot.” The activated radiopharmaceuticals are generally injected intravenously into the patient’s body by a healthcare professional and bind to specific tissues and organs for a period of time. While certain other imaging modalities may result in anatomical outlines, nuclear imaging illustrates the functional health of imaged organs, tissues, cells and receptors within cells.

Moly, with a half-life of about 66 hours, requires quick processing and delivery to us so that TechneLite generators can be produced and shipped to our customers. We utilize our just-in-time business model, via commercial carriers, dedicated charter aircraft and ground courier services, to ensure products are delivered to radiopharmacies and hospitals in a timely manner. Because of the 66 hour half-life, radiopharmacies typically purchase TechneLite generators on a weekly basis. Moly that is produced further away from our facilities decays or “melts” in transit. For instance, approximately one-third of Moly that is produced outside of North America decays before it reaches our facilities. We have historically received a majority of our supply of Moly from the NRU reactor in Chalk River, Canada, allowing for less decay and lower costs to us.

There are six major reactors located around the world which produce large-scale amounts of Moly: NRU located in Canada; the high flux reactor (“HFR”) located in The Netherlands; the Belgian Reactor 2 (“BR2”) located in Belgium; OSIRIS located in France; SAFARI located in South Africa; and OPAL located in Australia. Reactor-produced Moly is then finished at one of five finishing sites: Nordion (Canada) Inc. (formerly known as MDS Nordion, a division of MDS (Canada) Inc.) (“Nordion”) in Canada; Covidien in The Netherlands; Institute for Radioelements (“IRE”) in Belgium, which also processes raw Moly for several other smaller European reactors; NTP Radioisotopes (Pty) Ltd. (“NTP”) in South Africa; and ANSTO in Australia. These reactors are taken off-line for short periods of time for periodic refueling and routine inspection and maintenance. For example, the NRU reactor is currently scheduled to be off-line for three to four weeks starting in May 2011 for inspection and maintenance. The reactor production and maintenance schedules are increasingly coordinated on a global basis with the assistance of a European industry organization, the Association of Imaging Producers and Equipment Suppliers.

Historically, our largest supplier of Moly has been Nordion, which relies on the NRU reactor, owned and operated by the Atomic Energy Canada Limited (“AECL”), a Crown corporation of the Government of Canada, located in Chalk River, Ontario. From May 2009 until August 2010, this reactor was off-line on an unscheduled basis due to a “heavy water” leak in the reactor vessel and subsequent extended repairs. Additionally, from February 2010 until September 2010, the HFR main reactor in The Netherlands, another reactor that produces a large scale amount of Moly and the primary provider of Moly for Covidien, a competitor in North America, was shut down for scheduled extended repairs.

We have taken several steps in response to the Moly supply challenges, including significantly expanding sourcing from South Africa and Belgium, and pursuing global solutions. In 2009, we entered into an agreement with NTP to supply us with

Moly manufactured from the SAFARI reactor in South Africa. NTP, in turn, has partnered with IRE to co-supply us from the BR2, HFR and OSIRIS reactors. While this supply allowed us to manufacture and sell reduced numbers of technetium generators during the NRU reactor shutdown, this replacement capacity was not sufficient to replace the quantity of supply that we otherwise received from Nordion. When the NRU reactor is off-line in May 2011 for inspection and maintenance, we believe we will have sufficient replacement capacity to meet substantially all of our customer demand. We are also pursuing additional sources of Moly from potential new producers around the world to further augment our current supply.  U.S., Canadian and international governments have encouraged the development of a number of alternative Moly production projects with existing technologies as well as new technologies and we are exploring a number of these alternatives. The Moly produced from these projects will likely not become available until 2013, or thereafter. Barring another unforeseen and unscheduled reactor shutdown, we currently believe that we have sufficient Moly to serve our customers needs.

Ablavar

In April 2009, we purchased from EPIX Pharmaceuticals, Inc. (“EPIX”), its U.S., Canadian and Australian rights to Ablavar, a magnetic resonance angiography (“MRA”) agent recently approved by the FDA to evaluate aortoiliac disease in adult patients with known or suspected peripheral vascular disease. In June 2010, we purchased the rest of the world rights to Ablavar. Peripheral vascular disease of the lower extremities affects 8 to 12 million people in the United States. We paid an aggregate purchase price of $32.8 million for the rights, which included existing drug product and active pharmaceutical ingredients inventory. We launched the product in January 2010. A portion of these rights are in-licensed, including from Bayer Schering Pharma AG. For Ablavar, we hold a number of different composition of matter, use, formulation and manufacturing patents which expire as late at 2017, and, assuming we are granted our U.S. request for regulatory extension, in the United States until 2020.

Ablavar is a gadolinium-based contrast agent and is the first contrast agent approved for an MRA indication in the United States. Compared to other MRA contrast agents, Ablavar binds to human serum albumin, resulting in prolonged blood retention which facilitates imaging of the arteries, produces improved high-resolution images and assists in the identification of blood flow restrictions. Ablavar provides high resolution MRA images without painful and invasive arterial shunting required for conventional x-ray angiography. Although not approved for MRA use in the United States, other similar agents have been used in an off-label manner and often at doses that are significantly higher than specified on their respective labels for other approved indications in order to achieve optimal imaging. All of these agents contain gadolinium to facilitate the MRI, and extra-cellular gadolinium-based agents have been associated with serious skin and internal organ side effects, including nephrogenic systemic fibrosis (“NSF”) in a limited number of patients. As a result, in May 2007, the FDA requested that manufacturers of all contrast agents containing gadolinium add a boxed warning and a new warning section that describes the risk of NSF. Ablavar shares the boxed warning but requires a lower dose than other gadolinium-based agents to obtain a high-resolution image. In September 2010, the FDA requested that additional safety-related label changes be implemented for all gadolinium-based contrast agents to highlight the risks of NSF. Of the seven gadolinium-based contrast agents currently approved for use in the U.S., three of them were required by the FDA to include certain new contraindications relating to severe kidney disease. The FDA required no substantial changes to the Ablavar prescribing information. To date, we have had no reported cases of NSF and, to our knowledge, EPIX had no reported cases of NSF with Ablavar’s predecessor, Vasovist. Neither we nor EPIX has been named as a party or joined in any litigation relating to NSF. We believe that over 95,000 doses of Ablavar and Vasovist have been sold to date. We believe that the albumin-binding characteristic, which allows substantially less contrast agent to be administered to a patient in comparison to other agents containing gadolinium, along with the fact that Ablavar remains the only gadolinium-based contrast agent approved by the FDA for an MRA indication, positions the agent favorably for growth in North America and globally.

We launched Ablavar in January 2010 and the market acceptance of the agent has been slower than we initially anticipated.  While we believe that Ablavar is superior to its competitors based on both safety and efficacy, the blood pool imaging attributes of the agent require extensive customer education and training to facilitate product adoption. In addition, Ablavar faces strong competition from the six other gadolinium-based contrast agents currently approved for use in the United States for MRI. The revenue recognized relating to Ablavar for the year ended December 31, 2010 was not material to our financial statements. As a result, in the fourth quarter of 2010, we recorded an inventory write-down of approximately $10.9 million for Ablavar finished good product that will likely expire prior to its sale to and use by customers. We determined that our inventory write-down of Ablavar finished good product in the fourth quarter of 2010 represented an event that warranted assessment of the $24.6 million Ablavar patent portfolio for its recoverability. Based on our estimate of future undiscounted cash flows associated with Ablavar, we have concluded the patent portfolio is recoverable by a narrow margin. We continue to believe that Ablavar will be a solid contributor to our long-term growth, given its attractive product attributes and our belief in its potential market demand. See “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Ablavar Growth.”

Other Products

Our remaining product portfolio constituted approximately 27% of our total revenues in 2010. These products are important agents in specific segments, which provide a stable base of recurring revenue and have a favorable industry position as a result of our substantial infrastructure investment, our specialized workforce, our technical know-how and our established industry position and customer relationships. In addition, these products have minimal attributable sales and marketing or patent expense.

Our other products include:

•                  Neurolite, which is a SPECT brain perfusion agent and used to assist in stroke imaging by accounting for the localization of strokes in patients who have already suffered from a stroke. We launched Neurolite in 1995. In 2010, Neurolite represented 5.1% of our total revenues;

•                  Thallium, which is an injectable and used in MPI studies using either planar or SPECT techniques for the diagnosis and localization of myocardial infarction. Thallium does not need to be activated with Tc-99m. We were the first to commercialize Thallium-201 in 1977, and it is manufactured in-house using cyclotrons. Thallium constituted an estimated 18% share of total U.S. MPI injections in the year ended December 31, 2010, which was elevated from historical numbers when demand for Thallium rose due to the Moly shortage. In 2010, Thallium represented 5.2% of our total revenues;

•                  Xenon Xe 133 Gas, which is inhaled and used to assess pulmonary function and also for imaging blood flow, particularly in the brain. Xenon is manufactured by a third party and packaged in-house. In 2010, Xenon Xe 133 Gas represented 5.6% of our total revenues;

•                  Gallium, which is an injectable and useful in demonstrating the presence of Hodgkins disease, lymphomas and bronchogenic carcinomas. We manufacture Gallium in-house using cyclotrons. In 2010, Gallium represented 1.9% of our total revenues; and

•                  Samarium, which is an injectable and used to treat severe bone pain associated with certain kinds of cancer. We receive Samarium from a third party and finish and package it in-house. In 2010, Samarium represented 1.6% of our total revenues.

Our Competitive Strengths

We believe that our industry position, business model, proven results, reputation for innovation and quality, strong physician relationships and distribution arrangements provide us with a strong platform to reach our strategic goal, which is to provide cost effective, beneficial tools to physicians to improve patient care. Our competitive strengths include:

Established Leader in the Diagnostic Medical Imaging Industry

We are a world pioneer in nuclear cardiology and a leader in the diagnostic medical imaging industry. In addition to being the first company to commercialize Thallium, we believe we are recognized throughout the industry for the development or commercialization of important diagnostic agents including DEFINITY, Cardiolite and TechneLite. We believe we also have a proven track record of on-time delivery and a reputation as a high-quality and reliable provider, which we believe positions our products favorably with customers, key opinion leaders and professional societies. We have established strong sales and market share for each of our leading products and believe that we are well-positioned to meet the changing demands of the industry.

Leading Research and Development Expertise and Branded Intellectual Property

We have an experienced research and development (“R&D”) team with a wide range of capabilities from discovery through clinical development, including Phase 4 post-marketing studies. We believe that our R&D expertise, particularly utilizing radioisotopes and nuclear materials, enables us to continue our track record of innovation and to develop both next-generation and first-in-class products. In addition, the nature of R&D in diagnostic imaging products provides an ability to typically determine proof of concept much earlier in the development process than many other pharmaceutical products. The results of our R&D efforts are evidenced by our development pipeline of three new products. We believe that each of these products represents large market opportunities and has the potential to significantly enhance current imaging methods or to fulfill currently unmet diagnostic medical imaging needs. We own patents and patent applications for DEFINITY, TechneLite and our three pipeline products, all three of which were discovered and developed in-house. In addition, we own patent rights to Ablavar, in the United States and numerous foreign jurisdictions, with the latest expiring in 2017, and, assuming we are granted our request for regulatory extension in the United States, until 2020. Patent protection for our leading pipeline product would not expire until 2026, at the earliest. Patent protection relating to one of the remaining pipeline products would not expire until 2027 and, for another, would not expire until 2029, at the earliest. In aggregate, we have an extensive and valuable portfolio of 373 issued patents and 101 pending patent applications as of February 28, 2011.

Complex Manufacturing Capabilities and Skilled Personnel

Our expertise in the design, development and validation of complex manufacturing systems and processes that our products require, as well as our track record of just-in-time manufacturing, has enabled us to become a leader in the diagnostic medical imaging industry. Regulatory requirements for the handling of nuclear materials are stringent. We have a highly experienced workforce and the technical expertise to reliably manufacture and distribute such products.

Part of the Healthcare Solution

We believe that diagnostic medical imaging should play an important role in the ongoing transformation of the U.S. healthcare system, and that our products should be part of the solution to the dual challenges of improved outcomes and reduced costs. By improving the diagnosis of disease, we believe our products allow healthcare providers to make more informed and better therapeutic decisions for their patients. Consequently, we believe more patients will receive more appropriate levels of care, potentially improving outcomes, reducing patient risk and decreasing costs for payors and the entire healthcare system. We are engaged in extensive outreach and education efforts with political decision-makers and policy experts to advocate this message.

Favorable Industry Trends

The diagnostic medical imaging industry continues to grow as a result of favorable demographic trends. According to GIA, sales of diagnostic medical imaging agents in North America were estimated to have grown at a compound annual growth rate of 9% from 2005 to 2010, and are projected to grow at a compound annual growth rate of 6.7% from 2010 to 2015. Several demographic trends drive an increasing demand for diagnostic medical imaging procedures, including the aging of the population and the increased incidence and prevalence of obesity and cardiovascular disease. Heart disease is currently the leading cause of death for both women and men in the United States, and according to Frost & Sullivan, from 2009 to 2012, the U.S. population with coronary artery disease is expected to grow at a compound annual growth rate of 5.3%. The need for early detection and effective treatment drives the demand for diagnostic services, which we believe will drive volume growth for our products.

Strong Financial Profile

Historically, we have generated strong free cash flow, which is driven primarily by our significant operating margins, minimal maintenance capital expenditure requirements and favorable working capital dynamics. This has allowed us to repay a significant portion of our debt obligations prior to their maturity dates and provided us with the available liquidity to pursue key business development initiatives. On May 10, 2010, we completed the private offering of $250.0 million in aggregate principal amount of our 9.750% Senior Notes due 2017 (the “Restricted Notes”), and with the proceeds, among other things, retired the balance of the loan that was used to finance the acquisition of the medical imaging business from BMS by Avista Capital Partners, L.P. and affiliates (collectively, “Avista”) in January 2008 (the “Acquisition”). Since the Acquisition, we funded our business, including an expansive clinical development program, repaid the $296.5 million acquisition loan, redeemed approximately $160 million of Preferred Stock and paid for the $32.8 million acquisition of Ablavar with a combination of approximately equal amounts of cash from operations and external debt. The strength of our product portfolio, as evidenced by our leading position across most diagnostic modalities in which we participate, has contributed to our strong historical financial performance. In addition to our principal branded products, we expect the recent launch of Ablavar to enable us to capitalize on the growing trends within the diagnostic medical imaging industry. We have historically and will continue to rely on our arrangements with leading distributors of radiopharmaceuticals for sales of our radiopharmaceutical products, providing cash flow stability and availability for deleveraging or funding of other future growth initiatives.

Stable, Experienced Management Team

Our senior management team has an average of approximately 25 years of healthcare industry experience and consists of industry leaders with significant expertise in product development and commercialization. Our management team is led by Don Kiepert, Chief Executive Officer and President, who has more than 35 years of healthcare industry experience, and Larry Pickering, Chairman and Avista healthcare industry partner, who spent 32 years at Johnson & Johnson in senior leadership positions. In addition, several top executives have been with us and our predecessors for more than 20 years. We believe that the strength of our management team demonstrates our expertise within the diagnostic medical imaging industry and our ability to operate in a highly regulated environment.

Research and Development; Product Pipeline

For the years ended December 31, 2008, 2009 and 2010, we invested $34.7 million, $44.6 million and $45.1 million, respectively, in research and development to provide our R&D organization with the resources to continue discovering and developing new diagnostic medical imaging agents. We maintain full R&D capabilities from discovery through clinical development, including Phase 4 post-marketing studies. In addition, our research and development team includes our medical affairs and medical information functions, which educate physicians on the scientific aspects of our commercial products and the approved indications, labeling and the costs of monitoring adverse events. Our disciplined approach has created a strong product pipeline of three products which were discovered and developed in-house and are protected by patents and patent applications we own in the United States and numerous foreign jurisdictions. We believe that each of these products represents large market opportunities and has the potential to significantly enhance current imaging methods or to fulfill currently unmet diagnostic medical imaging needs:

•                  a PET myocardial perfusion agent, flurpiridaz F-18 (formerly known as BMS747158-2), which we expect will commence Phase 3 clinical trials in the second quarter of 2011 and which we believe has the potential to become a leading next-generation myocardial perfusion agent;

•                  a PET cardiac neuronal imaging agent, (18)F LMI1195, which recently completed Phase 1 clinical trials, we believe has the potential to identify patients that would benefit from implantation of an implantable cardioverter defibrillator (“ICD”) in order to decrease risk of sudden cardiac death (“SCD”); and

•                  a vascular remodeling imaging agent, BMS 753951, currently in preclinical lead optimization which we believe has the potential for identifying vulnerable plaque located in the cardiovascular system.

Flurpiridaz F-18— PET Perfusion Agent—Myocardial Perfusion

We are currently developing an internally discovered compound that, we believe, has the potential to become a leading next-generation myocardial perfusion agent to work with PET technology. The application of PET in MPI represents a broad, emerging application for a technology typically associated with oncology and neurology, and we believe there is great potential for PET Perfusion Agents (“PPA”) as we believe PET adoption will increase significantly in the future. Flurpiridaz F-18 is a fluorine-18-labeled compound that binds to the mitochondrial complex 1 (MC-1). Perfusion imaging using PET is an important advance because it may potentially be the most accurate method of diagnosing coronary artery disease. MRI and CT scans show the structure of the heart, but use of PET can allow the detection of changes in myocardial perfusion. Also, unlike echocardiograms or SPECT, PET imaging allows quantification of the flow of blood through the heart.

We completed our Phase 2 program and our analysis of Phase 2 results suggests favorable safety and efficacy. We had our End-of-Phase 2 meeting with the FDA in December 2010 and we received a Special Protocol Assessment for our Phase 3 trial design from the FDA in February 2011. We expect to commence our Phase 3 trials in the second quarter of 2011. A patent for this product currently expires in 2026, in the absence of regulatory extension.

(18)F LMI1195—Cardiac Neuronal Imaging Agent

We are currently developing an imaging compound which evaluates the status of the sympathetic nervous system in the heart. The cardiac sympathetic nervous system (“CSNS”) is involved in the regulation of normal cardiac function and changes in the CSNS may indicate underlying heart disease and the potential of serious cardiac arrhythmias. We are investigating the possibility that this agent may be able to more accurately identify patients who are at high risk of adverse outcomes and may therefore benefit from devices such as implantable cardiac defibrillators.

Implants of ICDs in heart failure patients have been shown to provide clinical benefits but at a financial cost. Several studies have demonstrated that implants of ICDs in heart failure patients decrease the risk of SCD, which claims as many as 450,000 lives every year in the United States. Myocardial infarction patients have a four to six times higher risk of SCD, while chronic heart failure patients have a six to nine times higher risk of SCD. The cost of an ICD procedure, at $56,000 to $102,000 per procedure, is expensive and approximately 14 implants are needed over a five-year period to save one life. As a result, we believe patients and the healthcare system will both benefit from the ability to more accurately identify patients who will benefit from an ICD placement.

BMS 753951—Vascular Remodeling

We are currently developing an agent to identify patients at risk of SCD due to coronary plaque rupture. This method is non-invasive and images the arterial vessel wall allowing direct detection of plaques (in contrast to angiography that images the lumen or open space within the artery). According to the American Heart Association, 309,000 deaths per year occur outside the hospital due to coronary artery disease, and a majority of the deaths occur in people with undiagnosed coronary artery disease because of the limitations of current diagnostic techniques.

Possible Partnering

Given the cost and complexity associated with conducting later stage clinical trials, we are currently considering seeking one or more development and commercialization partners to assist us with our PPA. We may also consider partnering or outlicensing other pipeline products in the future. Depending upon the terms that we can negotiate with one or more prospective partners, the development of our pipeline candidates could be delayed by the timing of the consummation of such transactions as well as factors specific to the partners involved. To the extent that we enter into a development and commercialization arrangement for one or more of our clinical candidates and are successful obtaining regulatory and reimbursement approval for such candidate or candidates, we will likely have to share some of the economic benefits that those products generate with our partner or partners. If we cannot find a development and commercial partner on satisfactory terms to us, we will pay such costs out of our free cash flow or from proceeds from our revolver.

Distribution; Marketing and Sales

We distribute our products in the United States and internationally through radiopharmacies, distributor relationships and our direct sales force. In the United States, the majority of radiopharmacies are controlled by or associated with three entities.

•                  We estimate that Cardinal constitutes approximately 45% of the aggregate U.S. SPECT doses sold in 2010, based on the percentage of doses sold in the first half of 2010, and its 155 radiopharmacies tend to be located in large, densely populated urban areas.

•                  UPPI is a cooperative purchasing group of 149 independently-owned or smaller chains of U.S. radiopharmacies. These independents plus an additional 19 unofficial independents represent what we estimate to be approximately 40% of the aggregate U.S. SPECT doses sold in 2010, based on the percentage of doses sold in the first half of 2010. UPPI’s pharmacies tend to be distributed broadly, with some urban presence and a substantial number of pharmacies located in suburban and rural areas of the country.

•                  We estimate that GE Healthcare had approximately 10% of aggregate U.S. SPECT doses sold in 2010, based on the percentage of doses sold in the first half of 2010 and 31 radiopharmacies that purchase our TechneLite generators. These radiopharmacies largely distribute GE Healthcare’s Myoview.

Cardiolite, and similar products, can also be sold directly to hospitals and clinics. This is a small portion of our overall sales (approximately 6%), as the majority of hospitals and clinics do not maintain the in-house radiopharmaceutical capabilities and operations that are necessary to activate Cardiolite.

We have a strong distribution network and have long-term relationships with Cardinal and UPPI, who together account for what we estimate to be approximately 85% of SPECT doses sold by radiopharmacies in the United States in 2010, based on the percentage of doses sold in the first half of 2010. Cardinal and UPPI distribute Cardiolite and TechneLite and we have a multi-year relationship with GE Healthcare for the distribution of TechneLite. Internationally, we utilize distributor relationships in Europe, Asia and Latin America to distribute our products. In July 2010, we announced a new distribution arrangement for DEFINITY in India, a market which we believe has strong growth potential. Our distribution arrangements with our major U.S. radiopharmacy customers are pursuant to multi-year contracts.

We currently have two agreements with Cardinal for the distribution of Cardiolite (the “Cardinal Cardiolite Agreement”) and TechneLite generators (the “Cardinal TechneLite Agreement”). Both agreements contain minimum purchase requirements and expire on December 31, 2012. The agreements also contain provisions allowing for early termination by either party. Specifically, the Cardinal Cardiolite Agreement allows for termination upon the occurrence of specified events, including a material breach of a material provision of the agreement by either party, Cardinal terminating its business operations in the nuclear medicine industry, Cardinal’s failure to submit required reports, Cardinal’s failure to follow trademark usage guidelines and force majeure events. The Cardinal TechneLite Agreement allows for termination upon the occurrence of specified events, including a material breach of a provision of the agreement by either party, force majeure events and certain circumstances involving the assignment of the agreement by either party.

We currently have one agreement with UPPI for the distribution of Cardiolite and TechneLite, which expires on March 31, 2011. The agreement contains specified pricing levels based upon specified purchase amounts for UPPI and allows us to terminate the agreement, among other circumstances, upon two days written notice to UPPI and if membership in UPPI falls below a minimum. We are currently negotiating a new longer-term agreement with UPPI based upon an already executed non-binding term sheet.

We currently have one agreement with GE for the distribution of TechneLite and other products, which expires on December 31, 2014, but automatically renews for successive three-year periods unless either party elects not to renew with three years written notice by us or six months written notice by GE. The agreement provides that GE will purchase TechneLite generators as well as certain other products in the United States or Canada from us. The agreement allows for termination by either party on three years’ notice for TechneLite and six months notice for other products. It also allows for termination upon the occurrence of specified events, including a material breach by either party, bankruptcy by either party and force majeure events.

In Canada, we own five radiopharmacies and have our own sales force, which allows us to control the marketing, distribution and sale of our nuclear products and not rely on large radiopharmacy intermediaries to distribute these products. Similarly, in both Australia and Puerto Rico, we own two radiopharmacies each and have our own sales force, allowing us to control the marketing, distribution and sale of our nuclear products. However, in the rest of the world, we have no additional radiopharmacies or sales force, and therefore rely on distributors to market, distribute and sell our products, either on a country-by-country basis or on a multi-country regional basis.

Marketing and sales efforts by diagnostic medical imaging companies are continually undergoing adjustments to comply with the increasingly restrictive regulatory environment. Increasingly, decision making is shifting to healthcare executives who evaluate treatment approaches from the perspective of treating large populations, attempting to minimize treatment errors and achieve greater predictability of patient outcomes and cost. This shift from the traditional approach, which placed greater emphasis on a physician’s preferences, demands a comprehensive understanding of how our products deliver value to the healthcare system. We recently redesigned our sales and marketing organization in order to communicate more effectively the full value of our products to a more diverse and business oriented set of medical professionals.

Customers

For the year ended December 31, 2010, our largest customers were Cardinal, UPPI and GE Healthcare, accounting for approximately 27%, 15% and 12%, respectively, of our global net sales.

Competition

We compete primarily on the ability of our products to capture market share and generate free cash flow through their proven efficacy, reliability and safety, as well as our efficient manufacturing processes, distribution network, customer service and field sales organization. We believe that these product characteristics and core competencies distinguish us from our competitors.

The market for diagnostic medical imaging agents is highly competitive and continually evolving. Our principal competitors in existing diagnostic modalities include large, global companies with substantial financial, manufacturing, sales and marketing, and logistics resources and that are more diversified than us, such as Covidien, GE Healthcare, Bayer Schering Pharma AG and Bracco Diagnostics Inc. (“Bracco”), as well as other competitors. We cannot anticipate their competitive actions, such as price reductions on products that are comparable to our own, development of new products that are more cost-effective or have superior performance than our current products, and the introduction of generic versions when our proprietary products lose their patent protection. Our current or future products could be rendered obsolete or uneconomical as a result of this competition.

Generic competition has eroded our share for Cardiolite from September 2008, when the first generic product was launched, through December 31, 2010 and will likely continue to do so. We are currently aware of four separate generic offerings of sestamibi, Cardiolite’s generic name. While we have faced significant pricing pressure from the generic offerings, we continue to price Cardiolite at a premium. We also sell Cardiolite in the form of a generic sestamibi while at the same time continuing to sell branded Cardiolite throughout the MPI segment. To the extent these generic competitors further reduce their prices, we may be forced to further reduce the price of our Cardiolite products.

Raw Materials and Supply Relationships

As discussed above, there are six major reactors located around the world which produce large scale amounts of Moly, the critical active pharmaceutical ingredient in our TechneLite generators. Historically, our largest supplier of Moly has been Nordion which has relied on the NRU reactor in Chalk River, Ontario. This reactor was off-line from May 2009 until August 2010 due to a “heavy water” leak in the reactor vessel. We have taken several steps in response to the global Moly shortage, including expanding sourcing from South Africa and Belgium, and pursuing additional global solutions. In 2009, we entered into an agreement with NTP to supply us with Moly from the SAFARI reactor in South Africa. NTP, in turn, has partnered with IRE to co-supply us from the Belgian BR2 reactor. We are also pursuing additional sources of Moly from potential new producers around the world to further augment our current supply. In addition, we are exploring a number of alternative Moly projects with existing reactors and technologies as well as new technologies.

With the general instability in the global supply of Moly and recent supply shortages, we faced substantial increases in the cost of Moly in 2010 in comparison to historical costs. We are generally able to pass these Moly cost increases on to our customers in our customer contracts. Additionally, the instability in the global supply of Moly has resulted in Moly producers requiring, in exchange for fixed Moly prices, supply minimums in the form of take-or-pay obligations. The Moly supply shortage also had an incremental negative effect on the use of other technetium generator-based diagnostic imaging agents, including Cardiolite. With less Moly, we could manufacture fewer generators for radiopharmacies and hospitals to make up unit doses of Cardiolite, resulting in decreased share of Cardiolite in favor of Thallium, an older medical isotope that does not require Moly, and other diagnostic modalities. With the return to service of the NRU reactor in August 2010, we have seen increased sales in both Cardiolite and TechneLite. However, TechneLite unit volume has not returned to pre-shortage levels for, we believe, a number of reasons, including: (i) continued heightened demand for Thallium, which has decreased but not yet to pre-shortage levels; (ii) changing staffing and utilization practices in radiopharmacies, which have resulted in an increased number of unit-doses of technetium-based radiopharmaceuticals being made from available amounts of technetium; and (iii) shifts to alternative diagnostic imaging modalities during the Moly supply shortage which have not yet returned to technetium-based procedures. We are currently not certain when, if ever, the relative demand for Thallium and TechneLite will return to pre-shortage levels. See “Item 1A—Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues.”

We currently have agreements with Nordion (the “Nordion Agreement”) and NTP (the “NTP Agreement”) for the supply of Moly. Our agreement with NTP includes their consortium partner, IRE, together with, more recently, ANSTO. The Nordion Agreement expires on December 31, 2013 and contains minimum purchase requirements. It allows for termination upon the occurrence of certain events, including failure to comply with material obligations by either party, failure by us to purchase the minimum amount of Moly per week, bankruptcy by the either party and force majeure events. The NTP Agreement expires on December 31, 2013 and contains minimum purchase requirements. It allows for termination upon the occurrence of certain events, including failure by NTP to provide our required amount of Moly, material breach of any provision by either party, bankruptcy by the either party and force majeure events. Additionally, we have the ability to terminate the NTP Agreement with six months written notice prior to the expiration of the term of the agreement.

We have additional supply arrangements for active pharmaceutical ingredients, excipients, packaging materials and other materials and components, none of which are exclusive (but a number of which are sole source) and all of which we believe are in good standing.

For the year ended December 31, 2010, our largest suppliers of raw materials and supplies were Nordion and NTP, accounting for approximately 13% and 15% of our total purchases, respectively.

Manufacturing

We maintain third party manufacturing relationships. In order to ensure the quality of the products that are manufactured by third parties, all raw materials are sent to our facilities in North Billerica, Massachusetts and tested by us prior to use. Furthermore, the final product is sent back to us for final quality control testing prior to shipment. We have expertise in the design, development and validation of complex manufacturing systems and processes, and our strong execution and quality control culture supports our just-in-time manufacturing model.

We obtain a substantial portion of our products from third party suppliers. We rely on sole source manufacturing for DEFINITY at Ben Venue Laboratories, Inc. (“BVL”) and Ablavar at Covidien. We also rely on BVL for a majority of our Cardiolite supply and certain TechneLite accessories. In addition, for reasons of quality assurance or cost effectiveness, we purchase certain components and raw materials from sole suppliers. At our North Billerica, Massachusetts facility, we manufacture TechneLite on a relatively new, highly automated production line as well as Thallium and Gallium using our older cyclotron technology. We have had a long standing relationship with our primary third party manufacturer BVL. We executed an agreement with BVL on August 1, 2008 for the manufacturing of DEFINITY, Cardiolite and Neurolite, which expires in August 2013, with automatic renewals for successive five-year terms unless either party terminates with 24 months notice. The agreement requires us to purchase from BVL and BVL to supply to us minimum percentages of our requirements for DEFINITY, Cardiolite and Neurolite. The agreement can be terminated by either party without cause with 24 months notice. It also allows for termination upon the occurrence of certain events such as a material breach or default by either party, bankruptcy by the either party and force majeure events. BVL is the sole source for manufacturing DEFINITY and provides a majority of our Cardiolite supply and certain TechneLite accessories.

In July 2010, BVL temporarily shut down the facility where it manufactures DEFINITY, Cardiolite and other products in order to upgrade the facility to meet certain European Medicines Agency (“EMEA”) requirements. BVL has planned for the shutdown to run through March 2011. In anticipation, BVL manufactured additional inventory of these products to meet our expected needs during this period. We do not believe the planned BVL shutdown will have any material impact on our financial statements, as we expect to be able to acquire the inventory in sufficient quantities to meet our expected demand. In addition, we do not anticipate any obsolescence issues related to this inventory as the shelf life of this inventory ranges from 15 to 24 months and, in light of the sales trend, we believe the product will be utilized prior to expiry. Following the completion of BVL’s shutdown in March 2011, we expect BVL to resume production of Lantheus’ products in April 2011. There can, however, be no assurance that BVL’s facility will return to service in March 2011 or that the inventory supplied will be sufficient to meet demand for our products during the shutdown period.

For Ablavar, we currently have an agreement with Covidien to manufacture and supply Ablavar, which expires on September 30, 2012.  The agreement requires us to purchase a minimum amount of Ablavar and can be amended or terminated by mutual written agreement at any time.  The agreement also allows for termination upon the occurrence of certain events such as a material breach or default by either party, or bankruptcy by either party.  Because the market acceptance of Ablavar has been slower than we initially anticipated and because of the magnitude of the required purchase minimums originally contained in the Covidien agreement, we entered into an amendment to the agreement in August 2010 to reduce certain minimum purchase requirements. In addition, in the fourth quarter of 2010, we recorded an inventory write-down of approximately $10.9 million for Ablavar finished good product that has already been manufactured by Covidien that will likely expire prior to its sale to and use by customers. We are continuing to review with Covidien our manufacturing arrangements for Ablavar. If we negotiate a further amendment to the agreement with Covidien or otherwise modify our relationship in order to further reduce or eliminate the remaining purchase minimums, or if we agree to a consensual termination of the agreement, we could incur additional costs, the magnitude of which we cannot currently estimate.

In addition to our existing manufacturing relationships, we are also pursuing new manufacturing relationships to establish and secure additional or alternative supplies of each of DEFINITY and Ablavar. See “Item 1A—Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues.”

Intellectual Property

Patents, trademarks and other intellectual property rights are very important to our business. We also rely upon trade secrets, manufacturing know-how, technological innovations and licensing agreements to maintain and improve our competitive position. We review third party proprietary rights, including patents and patent applications, as available, in an effort to develop an effective intellectual property strategy, avoid infringement of third party proprietary rights, identify licensing opportunities and monitor the intellectual property owned by others. Our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us. Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.

Trademarks, Service Marks and Trade Names

We own various trademarks, service marks and trade names, including DEFINITY, Cardiolite, TechneLite, Ablavar, Neurolite and Lantheus Medical Imaging. We have registered these six trademarks, as well as others, in the United States and numerous foreign jurisdictions.

Patents

We actively seek to protect the proprietary technology that we consider important to our business, including chemical species, compositions and formulations, their methods of use and processes for their manufacture, as new intellectual property is developed. In addition to seeking patent protection in the United States, we file patent applications in numerous foreign countries in order to further protect the inventions that we consider important to the development of our foreign business. We also rely upon trade secrets and contracts to protect our proprietary information. As of February 28, 2011, our patent portfolio included a total of approximately 60 issued U.S. patents, 313 issued foreign patents, 16 pending patent applications in the United States and 85 pending foreign applications including claims covering the composition of matter and methods of use for all of our preclinical and clinical-stage candidates.

Our patents cover most of our commercial products, and our patent protection is generally in the United States, Canada, Mexico, most of Western Europe and Scandinavia (including Austria, Belgium, Denmark, Finland, France, Germany, Great Britain, Italy, Luxembourg, Netherlands, Norway, Spain, Switzerland and Sweden), and markets in Asia (including China, Hong Kong, Japan, Singapore and South Korea) and Latin America (including Argentina and Brazil). For DEFINITY, we hold a number of different composition of matter, use, formulation and manufacturing patents which currently expire as late as 2016 as well as regulatory extensions in Europe until 2019. For Ablavar, we hold a number of different composition of matter, use, formulation and manufacturing patents which expire as late at 2017, and, assuming we are granted our U.S. request for regulatory extension, in the United States until 2020. Cardiolite is no longer covered by patent protection in either the United States or the rest of the world, and Neurolite has limited patent protection in the United States until 2012. TechneLite has limited patent protection on certain component technology outside of the United States which expires in 2011, and we are pursuing additional patent protection in the United States and other countries on component technology, which, if granted, will expire in 2029. Thallium, Gallium and Xenon are all generic radiopharmaceuticals. We have patents and patent applications in numerous jurisdictions covering composition, use, formulation and manufacturing of flurpiridaz F-18 with a composition patent in the United States expiring in 2026 in the absence of any regulatory extension. We also have patent applications in numerous jurisdictions covering composition, use, and synthesis of our cardiac neuronal imaging agent candidate, some of which, if granted, will expire in 2027 and some in 2031 in the absence of any patent term adjustment or regulatory extensions. Additionally, we have patent applications in numerous jurisdictions covering composition, use and synthesis of our vascular remodeling compound, some of which if granted, will expire in 2029 and some in 2030 in the absence of any patent term adjustment or regulatory extensions.

In addition to patents, we rely where necessary upon unpatented trade secrets and know-how, proprietary information, and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, employees, consultants and other third parties and invention assignment agreements with our employees. These confidentiality agreements may not prevent unauthorized disclosure of trade secrets and other proprietary information, and we cannot assure you that an employee or an outside party will not make an unauthorized disclosure of our trade secrets, other technical know-how or proprietary information. We may not have adequate remedies for any unauthorized disclosure. This might happen intentionally or inadvertently. It is possible that a competitor will make use of such information, and that our competitive position will be compromised, in spite of any legal action we might take against persons making such unauthorized disclosures. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

In addition, we license a limited number of third party technologies and other intellectual property rights that are incorporated into some elements of our drug discovery and development efforts. These licenses are not material to our business, and the technologies can be obtained from multiple sources. We are currently party to separate royalty-free, non-exclusive, cross-licenses with each of Bracco, GE Healthcare and Imcor Pharmaceutical Company which give us freedom to operate in connection with contrast-enhanced ultrasound imaging technology. We also in-license certain freedom to operate rights for Ablavar from, among others, Bayer Schering Pharma AG.

Regulatory Matters

Food and Drug Laws

The development, manufacture, sale and distribution of our products are subject to comprehensive governmental regulation both within and outside the United States. A number of factors substantially increase the time, difficulty and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. These factors include governmental regulation, such as detailed inspection of and controls over research and laboratory procedures, clinical investigations, manufacturing, narcotic licensing, marketing, sampling, distribution, import and export, record keeping and storage and disposal practices, together with various post-marketing requirements. Governmental regulatory actions can result in the seizure or recall of products, suspension or revocation of the authority necessary for their production and sale as well as other civil or criminal sanctions.

Our activities in the development, manufacture, packaging or repackaging of our pharmaceutical and medical device products subjects us to a wide variety of laws and regulations. We are required to register for permits and/or licenses with, seek approvals from and comply with operating and security standards of the FDA, the U.S. Nuclear Regulatory Commission (the “NRC”), the U.S. Drug Enforcement Agency (the “DEA”), the U.S. Department of Health and Human Services (the “HHS”), Health Canada, the EMEA and various state and provincial boards of pharmacy, state and provincial controlled substance agencies, state and provincial health departments and/or comparable state and provincial agencies as well as foreign agencies, and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.

The FDA and various state regulatory authorities regulate the research, testing, manufacture, safety, labeling, storage, recordkeeping, premarket approval, marketing and promotion, import and export and sales and distribution of pharmaceutical products in the United States. Prior to marketing a pharmaceutical product, we must first receive FDA approval. Specifically, in the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and the Public Health Service Act, and implementing regulations. The process of obtaining regulatory approvals and compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug product may be marketed in the United States generally involves the following:

•                  completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices regulations;

•                  submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before human clinical studies may begin;

•                  performance of adequate and well-controlled human clinical studies according to Good Clinical Practices and other requirements, to establish the safety and efficacy of the proposed drug product for its intended use;

•                  submission to the FDA of a New Drug Application (“NDA”) for a new drug;

•                  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug product is produced to assess compliance with current Good Manufacturing Practices (“cGMP”); and

•                  FDA review and approval of the NDA.

The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Once a pharmaceutical product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity, formulation, and stability, as well as animal studies to assess its potential safety and efficacy. This testing culminates in the submission of the IND to the FDA. Once the IND becomes effective, the clinical trial program may begin. Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

•                  Phase 1.  The product is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•                  Phase 2.  Involves studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage and schedule.

•                  Phase 3.  Clinical studies are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to collect sufficient safety and effectiveness data to support the NDA for FDA approval.

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. Submissions must also be made to inform the FDA of certain changes to the clinical trial protocol. Federal law also requires the sponsor to register the trials on public databases when they are initiated, and to disclose the results of the trials on public databases upon completion. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an institutional review board (“IRB”), can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the drug product has been associated with unexpected serious harm to patients.

Concurrent with clinical studies, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

The results of product development, preclinical studies, and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the drug product, proposed labeling, and other relevant information, are submitted to the FDA as part of an NDA for a new drug requesting approval to market the product. The submission of an NDA is subject to the payment of a substantial user fee. A waiver of such fee may be obtained under certain limited circumstances. The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical studies are not always conclusive, and the FDA may interpret data differently than we interpret the same data.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require Phase 4 testing which involves clinical studies designed to further assess a drug product’s safety and effectiveness after NDA approval and may require testing and surveillance programs or other risk management measures to monitor the safety of approved products that have been commercialized.

Any drug products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion, and other types of information on products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label and promotional claims must be appropriately balanced with important safety information and otherwise be adequately substantiated. Further, manufacturers of drugs must continue to comply with cGMP requirements, which are extensive and require considerable time, resources, and ongoing investment to ensure compliance. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented, and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Drug product manufacturers and other entities involved in the manufacturing and distribution of approved drugs products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain other agencies for compliance with cGMP and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the drug product. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards, and test each product batch or lot prior to its release.

The FDA also regulates the preclinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, record keeping, sales and distribution, postmarket adverse event reporting, import/export and advertising and promotion of any medical devices that we distribute pursuant to the FDCA and FDA’s implementing regulations. The Federal Trade Commission shares jurisdiction with the FDA over the promotion and advertising of certain medical devices. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing. Currently, two medical devices, both of which are manufactured by third parties who hold the product clearances, comprise only a small portion of our total revenue.

The FDA may withdraw a pharmaceutical or medical device product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Further, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, warning letters, holds on clinical studies, product recalls or seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions, or civil or criminal penalties.

Because our operations include nuclear pharmacies and related businesses, such as cyclotron facilities used to produce PET products used in diagnostic medical imaging, we are subject to regulation by the NRC or the departments of health of each state in which we operate and the applicable state boards of pharmacy. In addition, the FDA is also involved in the regulation of cyclotron facilities where PET products are produced.

Drug laws also are in effect in many of the non-U.S. markets in which we conduct business. These laws range from comprehensive drug approval requirements to requests for product data or certifications. In addition, inspection of and controls over manufacturing, as well as monitoring of adverse events, are components of most of these regulatory systems. Most of our business is subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation. The exercise of broad regulatory powers by the FDA continues to result in increases in the amount of testing and documentation required for approval or clearance of new drugs and devices, all of which add to the expense of product introduction. Similar trends also are evident in major non-U.S. markets, including Canada, the European Union, Australia and Japan.

To assess and facilitate compliance with applicable FDA, NRC and other state, federal and foreign regulatory requirements, we regularly review our quality systems to assess their effectiveness and identify areas for improvement. As part of our quality review, we perform assessments of our suppliers of the raw materials that are incorporated into products and conduct quality management reviews designed to inform management of key issues that may affect the quality of our products. From time to time, we may determine that products we manufactured or marketed do not meet our specifications, published standards, such as those issued by the International Standards Organization, or regulatory requirements. When a quality or regulatory issue is identified, we investigate the issue and take appropriate corrective action, such as withdrawal of the product from the market, correction of the product at the customer location, notice to the customer of revised labeling and other actions.

Healthcare Reform Act

In March 2010, the President signed one of the most significant healthcare reform measures in decades. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “Healthcare Reform Act”) substantially changes the way healthcare will be financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The comprehensive $940 billion dollar overhaul is expected to extend coverage to approximately 32 million previously uninsured Americans.

A significant portion of our patient volume is derived from U.S. government healthcare programs, principally Medicare, which are highly regulated and subject to frequent and substantial changes. We anticipate the Healthcare Reform Act will significantly affect how the healthcare industry operates in relation to Medicare, Medicaid and the insurance industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

Under the Healthcare Reform Act, under certain circumstances, referring physicians must inform patients that they may obtain certain diagnostic imaging services from a provider other than that physician, his or her group practice, or another physician in his or her group practice. The referring physician must provide each patient with a written list of other suppliers who furnish such services in the area in which the patient resides. This new information provision could have the effect of shifting where certain diagnostic medical imaging procedures are performed.

For 2010, the U.S. government’s Centers for Medicare and Medicaid Services (“CMS”) reduced the per procedure medical imaging reimbursement in the physician office and free-standing imaging facility setting by increasing imaging equipment utilization rate assumptions from 50% to 90% for diagnostic services using imaging equipment that cost in excess of $1 million, excluding radiation therapy and other therapeutic equipment. CMS transitioned this change over four years, such that for 2010, 75% of the practice expense calculation is based on the prior 50% utilization rate, and 25% is based on the newly implemented 90% utilization rate. The Healthcare Reform Act superseded CMS’s 90% utilization rate for dates of service on or after January 1, 2011, to a presumed utilization rate of 75%.

The Healthcare Reform Act also establishes an Independent Payment Advisory Board (“IPAB”) to reduce the per capita rate of growth in Medicare spending. Beginning in 2014, IPAB is mandated to propose changes in Medicare payments if it is determined that the rate of growth of Medicare expenditures exceeds target growth rates. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for services, including imaging services. A proposal made by the IPAB is required to be implemented by CMS unless Congress adopts a proposal with savings greater than those proposed by the IPAB. IPAB proposals may impact payments for physician and free-standing services beginning in 2015 and for hospital services beginning in 2020.

Additionally, the Healthcare Reform Act:

•                  mandates a further shift in the burden of Medicaid payments to the states;

•                  increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;

•                  requires collection of rebates for drugs paid by Medicaid managed care organizations; and

•                  imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

Healthcare Fraud and Abuse Laws

We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. The Federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of free supplies, equipment or services, credit arrangements, payments of cash and waivers of payment. The recently enacted Healthcare Reform Act, among other things, amends the intent requirement of the Federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Healthcare Reform Act provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

The Federal Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Federal Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the Office of Inspector General (“OIG”) to issue a series of regulations, known as “safe harbors.” These safe harbors set forth requirements that, if met in their entirety, will assure healthcare providers and other parties that they will not be prosecuted under the Federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal, or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG. Many states have adopted laws similar to the Federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any payor, not only the Medicare and Medicaid programs, and do not contain identical safe harbors. Government officials have focused their enforcement efforts on marketing of healthcare services and products, among other activities, and have brought cases against numerous pharmaceutical and medical device companies, as well as sales and marketing personnel for allegedly offering unlawful inducements to potential or existing customers in an attempt to procure their business.

Another development affecting the healthcare industry is the increased use of the federal civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third party payor and not merely a federal healthcare program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, improper promotion of off-label uses (i.e., uses not expressly approved by FDA in a drug’s label), and allegations as to misrepresentations with respect to the services rendered. Our future activities relating to the reporting of discount and rebate information and other information affecting federal, state and third party reimbursement of our products, and the sale and marketing of our products, may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could adversely affect our financial performance.

State requirements, such as the Massachusetts Pharmaceutical and Medical Device Manufacturer Conduct regulations, impose additional obligations with respect to fraud and abuse compliance. Specifically, we are required to comply with a state code of conduct, disclose marketing payments made to healthcare practitioners, and report compliance information to the state authorities. In addition, the Healthcare Reform Act also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013. Such information will be made publicly available in a searchable format beginning September 30, 2013. In addition, device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to $150,000 per year (and up to $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Finally, under the Healthcare Reform Act, effective April 1, 2012, pharmaceutical manufacturers and distributors must provide the HHS with an annual report on the drug samples they provide to physicians. Violations of these federal and state fraud and abuse-related laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid. Violation of international fraud and abuse laws could result in similar penalties, including exclusion from participation in health programs outside the United States.

Other Healthcare Laws

Our operations may be affected by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and its implementing regulations, which established uniform standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which became effective on February 17, 2010 and expands HIPAA’s privacy and security standards.   Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”, independent contractors of covered entities that receive or obtain protected health information in connection with providing a service on their behalf. HITECH also increased the civil and criminal penalties that may be imposed and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney fees and costs associated with pursuing federal civil actions. Although we believe that we are neither a “covered entity” nor a “business associate” under the new legislation, we cannot assure you that regulatory authorities would agree with our assessment.  In addition, the HIPAA and HITECH may affect our interactions with customers who are covered entities or their business associates.

Laws Relating to Foreign Trade

We are also subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. Our operations reach many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents.

Health and Safety Laws

We are also subject to various federal, state and local laws, regulations and recommendations, both in the United States and abroad, relating to safe working conditions, laboratory and manufacturing practices and the use, transportation and disposal of hazardous or potentially hazardous substances.

Environmental Matters

We are subject to various federal, state and local laws and regulation relating to the protection of the environment, human health and safety in the United States and in other jurisdictions where we operate. Our operations, like those of other medical product companies, involve the transport, use, handling, storage, exposure to and disposal of materials and wastes regulated under environmental laws, including hazardous and radioactive materials and wastes. We cannot assure you that we have been or will be in compliance with environmental and health and safety laws at all times. If we violate these laws and regulations, we could be fined, criminally charged or otherwise sanctioned by regulators. We believe that our operations currently comply in all material respects with applicable environmental laws and regulations.

Certain environmental laws and regulations assess liability on current or previous owners or operators of real property for the cost of investigation, removal or remediation of hazardous materials or wastes at such formerly owned or operated properties or at third-party properties at which they have disposed of hazardous materials or wastes. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury, property damage or other claims due to the presence of, or exposure to, hazardous materials or wastes. We currently are not party to any claims or any obligations to investigate or remediate contamination at any of our facilities.

We are required to maintain a number of environmental permits and nuclear licenses for our North Billerica facility, which is our primary manufacturing, packaging and distribution facility. In particular, we must maintain a nuclear byproducts materials license issued by the Commonwealth of Massachusetts. This license requires that we provide financial assurance demonstrating our ability to cover the cost of decommissioning and decontaminating (“D&D”) the Billerica site at the end of its use as a nuclear facility. We currently estimate the D&D cost at the Billerica site to be approximately $28 million. We currently provide this financial assurance in the form of surety bonds. We generally contract with third parties for the disposal of wastes generated by our operations. Prior to disposal, we store any low level radioactive waste at our facilities until the materials are no longer considered radioactive, as allowed by our licenses and permits.

Environmental laws and regulations are complex, change frequently and have become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with these laws and regulations, we cannot assure you that our costs of complying with current or future environmental protection, health and safety laws and regulations will not exceed our estimates or adversely affect our results of operations and financial condition. Further, we cannot assure you that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities. While it is not feasible to predict the outcome of all pending environmental matters, it is reasonably probable that there will be a need for future provisions for environmental costs that, in management’s opinion, are not likely to have a material effect on our financial condition, but could be material to the results of operations in any one accounting period.

Employees

As of December 31, 2010, we had 648 employees, of which 518 were located in the United States and 130 were located internationally, and approximately 59 contractors. None of our employees are represented by a collective bargaining unit, and we believe that our relationship with our employees is excellent.

Corporate History

Founded in 1956 as New England Nuclear Corporation, we were purchased by E. I. du Pont de Nemours and Company in 1981. Bristol-Myers Squibb Company (“BMS”) subsequently acquired the diagnostic medical imaging business as part of its acquisition of DuPont Pharmaceuticals in 2001. Avista acquired the medical imaging business from BMS in January 2008.

Our Sponsor

Avista is a leading private equity firm with offices in New York, NY, Houston, TX and London, UK. Founded in 2005 as a spin-out from the former DLJ Merchant Banking Partners (“DLJMB”) franchise, Avista’s strategy is to make controlling or influential minority investments primarily in growth-oriented energy, healthcare, media, consumer and industrial companies. Through its team of seasoned investment professionals and industry experts, Avista seeks to partner with exceptional management teams to invest in and add value to well-positioned businesses.

Item 1A.                 Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our outstanding notes to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, other risks and uncertainties that are not currently known to us or that we currently deem to be immaterial, the factors mentioned under “Cautionary Note Regarding Forward-Looking Statements” and the risks of our businesses described elsewhere in this annual report.

The global supply of Moly is fragile and not stable. Our dependence on a limited number of third party suppliers for Moly could prevent us from delivering our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues.

A critical ingredient of TechneLite, currently our largest product by annual revenues, is Moly. There are six major reactors located around the world which produce large scale amounts of Moly: NRU located in Canada; HFR located in The Netherlands; BR2 located in Belgium; OSIRIS located in France; SAFARI located in South Africa; and OPAL located in Australia. Moly produced at these reactors is then finished at one of five processing sites: Nordion in Canada; Covidien in The Netherlands; IRE in Belgium, which also processes raw Moly from several other smaller European reactors; NTP in South Africa; and ANSTO in Australia. Finished Moly is then sold to technetium generator manufacturers, including us. Historically, our largest supplier of Moly has been Nordion, which has relied on the NRU reactor owned and operated by AECL, a Crown corporation of the Government of Canada, located in Chalk River, Ontario. This reactor was off-line from May 2009 until August 2010 due to a “heavy water” leak in the reactor vessel. The inability of the NRU reactor to produce Moly and Nordion to finish Moly during the shutdown period had a detrimental effect on our business, results of operations and cash flows. As a result of the NRU reactor shutdown, we experienced business interruption losses. The quantity of such losses we estimate to be, in the aggregate, up to $70 million, including increases in the cost of obtaining limited amounts of Moly from alternate, more distant, suppliers, and substantial decreases in sales revenue as a result of significantly curtailed manufacturing of TechneLite generators and our decreased ability to sell other Moly-based medical imaging products, including Cardiolite, in comparison to our forecasted results. Although the NRU reactor returned to service and we are receiving substantial amounts of Moly from Nordion to serve our customers’ needs, the NRU reactor’s current license expires in October 2011. Although the Government of Canada previously publicly stated its intent to exit the isotope business in the longer term, AECL and the Government of Canada have stated that they intend to apply to extend the license for the NRU reactor for an additional five years to 2016. However, we cannot assure you that the license will be extended beyond 2011. The NRU reactor is scheduled to be off-line for three to four weeks starting in May 2011 for inspection and maintenance.

There can be no assurance that such off-line period will last for the stated time or that the NRU will not experience other shutdowns in the future. Further prolonged scheduled or unscheduled shutdowns would limit the amount of Moly available to us and limit the quantity of TechneLite that we could manufacture, distribute and sell, resulting in a further substantial negative effect on our business, results of operations, financial condition and cash flows.

In the face of the NRU reactor operating challenges, the lack of a long-term commitment by the Government of Canada to the medical isotope industry and the NRU reactor re-licensure risks in 2011, we entered into Moly supply agreements with NTP and IRE to augment our supply of Moly. While this additional Moly supply allowed us to continue to manufacture and sell technetium generators during the NRU reactor shutdown, this replacement capacity was not sufficient to replace the quantity of supply we otherwise received from Nordion. If the NRU reactor is off-line in May 2011 for longer than the anticipated time, our replacement capacity may not be sufficient to meet all of our customer demand. Moreover, any further disruption of service from any of our Moly suppliers could have a material adverse effect on our business, results of operations, financial condition and cash flows. We are also pursuing additional sources of Moly from potential new producers around the world to further augment our current supply, but we cannot assure you that these possible additional sources of Moly will result in commercial quantities of Moly for our business, or that these new suppliers together with our current suppliers will be able to deliver a sufficient quantity of Moly to meet our needs.

U.S., Canadian and international governments have encouraged the development of a number of alternative Moly production projects with existing reactors and technologies as well as new technologies. However, the Moly produced from these projects will likely not become available until 2013, if ever. As a result, there is a limited amount of Moly available which could limit the quantity of TechneLite that we could manufacture, distribute and sell, resulting in a further substantial negative effect on our business, results of operations, financial condition and cash flows.

If the Moly supply challenges again become acute, there may be further negative effects on our business, results of operations, financial condition and cash flows.

The instability of the global supply of Moly and recent supply shortages have resulted in increased costs, which could negatively affect our margins, and more restrictive agreements with suppliers could increase our costs.

With the general instability in the global supply of Moly and recent supply shortages, we have faced substantial increases in the cost of Moly in comparison to historical costs. We are generally able to pass these Moly cost increases on to our customers in our customer contracts. If we are not able to do so in the future, our margins may decline further with respect to our TechneLite generators, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, the instability in the global supply of Moly resulted in Moly producers requiring, in exchange for fixed Moly prices, supply minimums in the form of take-or-pay obligations. If we are contractually obligated to purchase greater volumes of Moly than we can sell, these supply minimums could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The Moly supply shortage caused by the recent NRU reactor shutdown has had a negative effect on the demand of some of our products, which could continue in the future.

The Moly supply shortage also had an incremental negative effect on the use of other technetium generator-based diagnostic medical imaging agents, including Cardiolite. With less Moly, we manufactured fewer generators for radiopharmacies and hospitals to make up unit doses of Cardiolite, resulting in decreased share of Cardiolite in favor of Thallium, an older medical isotope that does not require Moly, and other diagnostic modalities. With the return to service of the NRU reactor, we have seen increased sales in both Cardiolite and TechneLite. However, TechneLite unit volume has not returned to pre-shortage levels for, we believe, a number of reasons, including: (i) continued heightened demand for Thallium, which has decreased but not yet to pre-shortage levels; (ii) changing staffing and utilization practices in radiopharmacies, which have resulted in an increased number of unit-doses of technetium-based radiopharmaceuticals being made from available amounts of technetium; and (iii) shifts to alternative diagnostic imaging modalities during the Moly supply shortage which have not yet returned to technetium-based procedures. We are currently not certain when, if ever, the relative demand for Thallium and TechneLite will return to pre-shortage levels, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues.

We obtain a substantial portion of our products from third party suppliers. We rely on sole source manufacturing for DEFINITY, Neurolite and certain of our TechneLife accessories at BVL and Ablavar at Covidien. We also rely on BVL for a majority of our Cardiolite supply. In addition, for reasons of quality assurance or cost effectiveness, we purchase certain components and raw materials from sole suppliers. Because we do not control the actual production of many of the products we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control. At our North Billerica, Massachusetts facility, we manufacture TechneLite on a relatively new, highly automated production line, as well as Thallium and Gallium using our older cyclotron technology. If we or one of our manufacturing partners experiences an event, including a labor dispute, natural disaster, fire, power outage, security or other issue, we may be unable to manufacture the relevant products at previous levels, if at all. Due to the stringent regulations and requirements of the governing regulatory authorities regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. In July 2010, BVL temporarily shut down the facility where they manufacture DEFINITY, Cardiolite and other products in order to upgrade the facility to meet certain EMEA requirements. BVL has planned for the shutdown to run through March 2011. In anticipation, BVL manufactured additional inventory of these products to meet our expected needs during this period. There can be no assurance that BVL’s facility will return to service in March 2011 or that the inventory supplied will be sufficient to meet demand for our products during the shutdown period.

In addition to our existing manufacturing relationships, we are also pursuing new manufacturing relationships to establish and secure additional or alternative supplies of each of DEFINITY and Ablavar. We cannot assure you, however, that these activities will be maintained, will be successful, or that before such second source manufacturers are fully functional that we will be able to avoid or mitigate possible interim supply shortages. In addition, we cannot assure you that our existing suppliers or any new suppliers can adequately maintain either their financial health or regulatory compliance to allow continued production and supply. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In the United States, we are heavily dependent on a few large customers to generate a majority of our revenues for our nuclear imaging products. Outside of the United States, we rely on distributors to generate a substantial portion of our revenue.

In the United States, we rely on a limited number of radiopharmacy chains, primarily Cardinal, UPPI and GE Healthcare, to distribute our current largest volume nuclear imaging products and generate a majority of our revenues. These three customers accounted for approximately 53% of our total revenues in 2010, with Cardinal, UPPI and GE Healthcare accounting for 27%, 15% and 12%, respectively. In June 2010, Triad Isotopes, a member of UPPI then with 26 radiopharmacies in its specific group, completed the purchase of 37 additional U.S. radiopharmacies from Covidien. Among the existing radiopharmacies in the United States, continued consolidation or reorganization may have a negative effect on our business, results of operations, financial condition or cash flows. We generally have distribution arrangements with our major radiopharmacy customers pursuant to multi-year contracts, each of which is subject to renewal, from as soon as March 31, 2011 until as late as December 2014. If these contracts are not in force through the balance of their term or are not renewed, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Outside of the United States, Canada, Australia and Puerto Rico, we have no radiopharmacies or sales force and therefore rely on distributors, either on a country-by-country basis or on a multi-country, regional basis, to market, distribute and sell our products. These distributors accounted for approximately 23% and 29% of total non-U.S. revenues in 2010 and 2009, respectively. In certain circumstances, these distributors may also sell competing products to our own or products for competing diagnostic modalities. As a result, we cannot assure you that our international distributors will increase or maintain our current levels of unit sales or increase or maintain our current unit pricing, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

To the extent that we enter into a development and commercialization arrangement for one or more of our pipeline candidates and are successful in obtaining regulatory and reimbursement approval for such candidate or candidates, we will likely have to share some of the economic benefits that those products generate with our partner or partners.

We face significant competition in our business and may not be able to compete effectively.

The market for diagnostic medical imaging agents is highly competitive and continually evolving. Our principal competitors in existing diagnostic modalities include large, global companies with substantial financial, manufacturing, sales and marketing, and logistics resources that are more diversified than us, such as Covidien, GE Healthcare, Bayer Schering Pharma AG and Bracco, as well as other competitors. We cannot anticipate their competitive actions, such as price reductions on products that are comparable to our own, development of new products that are more cost-effective or have superior performance than our current products, and the introduction of generic versions when our proprietary products lose their patent protection. Our current or future products could be rendered obsolete or uneconomical as a result of this competition. Our failure to compete effectively could cause us to lose market share to our competitors and have a material adverse effect on our business, results of operations, financial condition and cash flows.

Generic competition has eroded our share for Cardiolite and will likely continue to do so.

We are currently aware of four separate generic offerings of sestamibi, the first of which launched in September 2008. Management believes Cardiolite’s share of the MPI segment decreased from approximately one half to approximately one-third of the entire segment from 2008 through December 31, 2010. Cardiolite accounted for approximately 60%, 33% and 22% of our total revenues in 2008, 2009 and 2010, respectively. To the extent generic competitors further reduce their prices, we may be forced to further reduce the price of Cardiolite and lose additional segment share, which would have an adverse effect on our business, results of operations, financial condition and cash flows. With continued pricing pressure from generic competitors, we also sell Cardiolite in the form of a generic sestamibi while at the same time continuing to sell branded Cardiolite throughout the MPI segment. This strategy of attempting to maintain market share by selling branded and generic sestamibi could result in a further decrease in units of branded Cardiolite sold, resulting in lower margins and decreased unit cash flow from this product line. In addition, to the extent other generic competitors further reduce their prices, we may be forced to further reduce the price of our Cardiolite products, which could have a further adverse effect on our margins, business, results of operations, financial condition and cash flows.

We are highly dependent on payments from third party healthcare payors, including government sponsored programs, particularly Medicare, in the United States and other countries in which we operate, and reductions in third party coverage and reimbursement rates for our products could adversely affect our business and results of operations.

A substantial portion of our revenue depends, in part, on the extent to which the costs of our products are reimbursed by third party private and governmental payors, including Medicare, Medicaid and other U.S. government sponsored programs as well as other non-U.S. governmental payors and private payors. These third party payors exercise significant control over patient access and increasingly use their enhanced bargaining power to secure discounted rates and other requirements that may increase the cost of service or reduce demand for our products. Our potential customers’ ability to obtain appropriate reimbursement for products and services from these third party payors affects the selection of products they purchase and the prices they are willing to pay. If these third party payors do not provide appropriate reimbursement for the costs of our products, deny their coverage or reduce their current levels of reimbursement, healthcare professionals may not prescribe our products and providers and suppliers may not purchase our products. In addition, demand for new products may be limited unless we obtain favorable reimbursement policies (including coverage, coding and payment) from governmental and private third party payors at the time of the product’s introduction. Third party payors continually review their coverage policies for existing and new therapies and can deny coverage for treatments that include the use of our products or revise payment policies such that payments do not adequately cover the cost of our products. Even if third party payors make coverage and reimbursement available, such reimbursement may not be adequate or these payors’ reimbursement policies may have an adverse effect on our business, results of operations, financial condition and cash flows.

Over the past several years, Medicare has implemented numerous changes to payment policies for imaging procedures, some of which have had a negative impact on utilization of imaging services. These include limiting payments in physician offices and free-standing imaging facility settings based upon rates paid to hospital outpatient departments, reducing payments for certain imaging procedures when performed together with other imaging procedures in the same family of procedures, and making significant revisions to the methodology for determining the practice expense portion of Medicare payment, which covers physician office expenses, including staff, equipment and supplies. In 2010, CMS, which administers the Medicare program, began a four year transition to changes in the practice expense methodology based upon the Physician Practice Information Survey (“PPIS”), which collected information on physician practice expenses by specialty. For 2010, CMS estimated that these and other changes to Medicare payment policy would reduce payments for cardiology services by approximately 8% and for nuclear medicine services by 18%. Cardiology and nuclear medicine are the key specialties performing imaging procedures using our products. Unless Medicare changes its plans to implement the PPIS fully by 2013 or Congress mandates such changes, payments are expected to be reduced further by 2013.

Reforms to the United States healthcare system may adversely affect our business.

A significant portion of our patient volume is derived from U.S. government healthcare programs, principally Medicare, which are highly regulated and subject to frequent and substantial changes. For example, in March 2010, the President signed one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “Healthcare Reform Act”). It contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs. We cannot assure you that the Healthcare Reform Act will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future, such as the Healthcare Reform Act’s imposition of a non-deductible excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on development projects.

The Healthcare Reform Act could potentially reduce the number of diagnostic medical imaging procedures performed or could reduce the amount of reimbursements paid for such procedures.

The Healthcare Reform Act is expected to extend coverage to approximately 32 million previously uninsured Americans. However, we cannot predict how many, if any, of those additional insureds would be current or future candidates for diagnostic medical imaging or, if as a result of such larger pool of insured Americans, the aggregate number of diagnostic medical imaging procedures performed in the United States would increase.

Further, the implementation of the Healthcare Reform Act could potentially reduce the aggregate number of diagnostic medical imaging procedures performed in the United States. Under the Healthcare Reform Act, referring physicians under the federal self-referral law must inform patients that they may obtain certain diagnostic imaging services from a provider other than that physician, his or her group practice, or another physician in his or her group practice. The referring physician must provide each patient with a written list of other suppliers who furnish such services in the area in which the patient resides. This new information provision could have the effect of shifting where certain diagnostic medical imaging procedures are performed, which could potentially reduce the overall number of diagnostic medical imaging procedures performed.

For 2010, CMS reduced the per procedure medical imaging reimbursement in the physician office and free-standing imaging facility. CMS intends to transition further reductions in payments through 2013. This could result in physicians or group practices ceasing to provide these services and have the further effect of shifting where certain medical imaging procedures are performed from the physician office and free-standing imaging facility settings to the hospital outpatient setting, which could potentially reduce the overall number of diagnostic medical imaging procedures performed. Further, this could slow the acceptance and introduction of next-generation imaging equipment into the marketplace, which, in turn, could adversely impact the future market adoption of certain of our imaging agents already in the market or currently in clinical or preclinical development. We expect that there will continue to be proposals to reduce or limit Medicare and Medicaid payment for services. To the extent any of these or other provisions of the Healthcare Reform Act have the effect of reducing the aggregate number of diagnostic medical imaging procedures performed in the United States, our business, results of operations, financial condition and cash flows would be adversely affected. See “Item 1—Business—Regulatory Matters.”

Further, we expect that there will continue to be proposals to reduce or limit Medicare and Medicaid payment for services. Rates paid by private third party payors, including those that provide Medicare supplemental insurance, are based, in part, on established physician, clinic and hospital charges and are generally higher than Medicare payment rates. Reductions in the amount of reimbursement paid for diagnostic medical imaging procedures and changes in the mix of our patients between non-governmental payors and government sponsored healthcare programs and among different types of non-government payor sources, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our business and industry are subject to complex and costly regulations. If government regulations are interpreted or enforced in a manner adverse to us or our business, we may be subject to enforcement actions, penalties, exclusion and other material limitations on our operations.

Both before and after the approval of our products and product candidates, we, our products, product candidates, operations, facilities, suppliers, distributors, contract manufacturers, contract research organizations and contract testing laboratories are subject to extensive regulation by federal, state and local government agencies in the United States as well as non-U.S. and transnational laws and regulations, with regulations differing from country to country. In the United States, the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale, distribution, and import and export of drug products. We are required to register our business for permits and/or licenses with, and comply with the stringent requirements of the FDA, the NRC, the DEA, the HHS, Health Canada, the EMEA, state and provincial boards of pharmacy, state and provincial health departments and other state and provincial agencies.

For example, we are required to report certain adverse events and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for our products. Also, quality control and manufacturing procedures at our own facility and at third party suppliers must conform to cGMP regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMPs and, from time to time, makes such cGMPs more stringent. Accordingly, we and others with whom we work must expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

In addition, we are subject to laws and regulations that govern financial and other arrangements among healthcare providers, including federal and state anti-kickback statutes, federal and state false claims laws and regulations, beneficiary inducement laws and regulations, and other fraud and abuse laws and regulations.

For example, we recently entered into a Medicaid Drug Rebate Agreement for certain of our products, which could subject us to potential liability under the False Claims Act in connection with the covered products as well as the products not covered by the agreement. Although we and most of our competitors have not previously entered into such an agreement and it is unclear that it is required, we have received inquiries from several states and recently decided to enter into such agreement. Determination of the rebate amount for our products under the Medicaid program, as well as determination of payment amounts under Medicare and certain other third party payers, including government payers, depends upon information reported by us to the government. If we provide customers or government officials with inaccurate information about the products’ eligibility for reimbursement, or the products fail to satisfy eligibility requirements, we could be subject to potential liability under the False Claims Act or other laws and regulations.

Additionally, funds received under all healthcare reimbursement programs are subject to audit with respect to the proper billing. Our customers engage in billing and as such, retroactive adjustments of revenue from these programs could occur.

Failure to comply with other requirements and restrictions placed upon us by laws and regulations can result in fines, civil and criminal penalties, program exclusion and debarment. Possible consequences of such actions could include:

•                  substantial modifications to our business practices and operations; a total or partial shutdown of production in one or more of our facilities while we remediate the alleged violation;

•                  delays in or the inability to obtain future pre-market clearances or approvals; and

•                  withdrawals or suspensions of current products from the market.

Regulations are subject to change as a result of legislative, administrative or judicial action, which may also increase our costs or reduce sales. Violation of any of these regulatory schemes, individually or collectively, could disrupt our business and have a material adverse affect on our business, results of operations, financial condition and cash flows.

It is time consuming and costly to obtain regulatory approval for our product candidates, which could delay or prevent us from being able to generate revenue from product sales.

We are not permitted to market our product candidates in the United States or other countries until we have received requisite regulatory approvals. For example, securing FDA approval for a new drug requires the submission of an NDA to the FDA for our drug candidates. The NDA must include extensive nonclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA review process can take many years to complete, and approval is never guaranteed. If a product is approved, the FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling, impose restricted distribution programs, require expedited reporting of certain adverse events, or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. Approvals might not be granted on a timely basis, if at all.

Any failure or significant delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the sale of our product candidates, may severely harm our business and delay or prevent us from being able to generate revenue from product sales. See “—Our business and industry are subject to complex and costly regulations. If government regulations are interpreted or enforced in a manner adverse to us or our business, we may be subject to enforcement actions, penalties, exclusion and other material limitations on our operations.”

Challenges with product quality or product performance, including defects, caused by us or our suppliers could result in a decrease in customers and sales, unexpected expenses and loss of market share.

The manufacture of our products is highly exacting and complex and must meet stringent quality requirements, due in part to strict regulatory requirements, including the FDA’s cGMPs. Problems may arise during manufacturing for a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors. Additionally, manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. Such events could lead to a recall of, or issuance of a safety alert relating to, our products. We also may undertake voluntarily to recall products or temporarily shut down production lines based on internal safety and quality monitoring and testing data.

These problems could cause us to incur significant costs, including costs to replace products, lost revenue, damage to customer relationships, time and expense spent investigating the cause, and potentially cause similar losses with respect to other products. Such problems could also divert the attention of our management research and development personnel from product development efforts. If we deliver products with defects, or if there is a perception that our products contain errors or defects, we could incur recall and product liability costs, and our credibility and the market acceptance and sales of our products could materially decline. Due to the strong name recognition of our brands, an adverse event involving one of our products could result in reduced market acceptance and demand for all products within that brand, and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our applications for new product approvals. Such problems could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our marketing and sales practices may contain risks that could result in significant liability, require us to change our business practices and restrict our operations in the future.

We are subject to federal, state and local laws targeting fraud and abuse in the healthcare industry, including the federal fraud and abuse law (the “Federal Anti-Kickback Statute”), the False Claims Act, the Foreign Corrupt Practices Act, the self-referral laws and restrictions on the promotion of off-label uses of our products. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid as well as health programs outside the United States. These laws and regulations are complex and subject to changing interpretation and application, which could restrict our sales or marketing practices. Even minor, inadvertent irregularities in claim submissions could potentially give rise to a charge that the law has been violated. Although we believe we maintain an appropriate compliance program, it may not be adequate in the detection or prevention of violations and/or the relevant regulatory authorities may disagree with our interpretation. Additionally, if there is a change in law, regulation or administrative or judicial interpretations, we may have to change one or more of our business practices to be in compliance with these laws. Required changes could be costly and time consuming.

The recently enacted Healthcare Reform Act imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective

March 30, 2013. Such information will be made publicly available in a searchable format beginning September 30, 2013. In addition, device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to $150,000 per year (and up to $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Finally, under the Healthcare Reform Act, effective April 1, 2012, pharmaceutical manufacturers and distributors must provide the HHS with an annual report on the drug samples they provide to physicians.

The Healthcare Reform Act also provides greater financial resources to be allocated to enforcement of these laws and regulations and lower proof-standards for the Federal Anti-Kickback Statute and criminal healthcare fraud statutes, which may increase overall compliance costs for industry participants, including us. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Healthcare Reform Act provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. The violation of these laws, or our exclusion from such programs as Medicare, Medicaid and other governmental programs, a result of a violation of such laws, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Ultrasound contrast agents may cause side effects, which could limit our ability to sell DEFINITY.

DEFINITY is an ultrasound contrast agent based on perflutren lipid microspheres. In 2007, the FDA received reports of deaths and serious cardiopulmonary reactions following the administration of ultrasound micro-bubble contrast agents used in echocardiography. Four of the 11 reported deaths were caused by cardiac arrest occurring either during infusion or within 30 minutes following the administration of the contrast agent; most of the serious but non-fatal reactions also occurred in this time frame. As a result, in October 2007, the FDA requested that we and GE Healthcare, which distributes Optison, a competitor to DEFINITY, add a boxed warning to these products emphasizing the risk for serious cardiopulmonary reactions and that the use of these products was contraindicated in certain patients. In a strong reaction by the cardiology community to the FDA’s new position, a letter was sent to the FDA, signed by 161 doctors, stating that the benefit of these ultrasound contrast agents outweighed the risks and urging that the boxed warning be removed. In May 2008, the FDA substantially modified the boxed warning, which, however, is still in place. In May 2011, the FDA will hold an advisory committee meeting to consider the status of ultrasound micro-bubble contrast agents and the boxed warning.  If additional safety issues arise, this may result in further changes in labeling or result in restrictions on the approval of our product, including removal of the product from the market. Lingering safety concerns about DEFINITY among some healthcare providers or future unanticipated side effects or safety concerns associated with DEFINITY could have a material adverse effect on the unit sales of this product and our financial condition and results of operations.

Gadolinium-based imaging agents may cause side effects which could limit our ability to sell Ablavar.

Ablavar is a contrast agent that contains gadolinium. Gadolinium contrast agents have been associated with the development of a very rare skin disease, NSF. It has also been reported that NSF may affect the internal anatomy as well as the skin. In May 2007, the FDA requested that manufacturers of all contrast agents containing gadolinium add a boxed warning and a new warning section that describes the risk of NSF because it is currently impossible to definitively determine whether the extent of risks for developing NSF are the same for all agents containing gadolinium. In September 2010, the FDA requested that additional safety-related label changes be implemented for all gadolinium-based contrast agents to highlight the risks of NSF. Of the seven gadolinium-based contrast agents currently approved for use in the United States, three of them were required by the FDA to include certain new contraindications relating to severe kidney disease. The FDA required no substantial changes to the Ablavar prescribing information.

We are aware of ongoing litigation in the United States relating to the use of imaging agents containing gadolinium. When it was purchased by us from EPIX in April 2009, Ablavar was known as Vasovist. To date, there have been no reported cases of NSF in connection with the administration of Ablavar or, to our knowledge, Vasovist, and neither we nor EPIX have been named as a party or joined in any litigation relating to NSF. We believe that over 95,000 doses of Ablavar and Vasovist have been sold to date. However, in the event Ablavar is directly linked to this very rare disease or other unanticipated side effects, such safety concerns could have a material adverse effect on the sales of this product, and our financial conditions and results of operations.

Our business depends on our ability to introduce new products and adapt to a changing technology and diagnostic landscape.

The healthcare industry is characterized by continuous technological development resulting in changing customer preferences and requirements. The success of new product development depends on many factors, including our ability to anticipate and satisfy customer needs, obtain regulatory and reimbursement approvals on a timely basis, develop and manufacture products in a cost-effective and timely manner, maintain advantageous positions with respect to intellectual property and differentiate our products from our competitors. To compete successfully in the marketplace, we must make substantial investments in new product development whether internally or externally through licensing or acquisitions. Our failure to introduce new and innovative products in a timely manner would have an adverse effect on our business, results of operations, financial condition and cash flows.

Even if we are able to develop, manufacture and obtain regulatory and reimbursement approvals for our new products, the success of these products would depend upon market acceptance. Levels of market acceptance for our new products could be affected by a number of factors, including:

•                  the availability of alternative products from our competitors, including, in the case of Ablavar, being one of seven gadolinium-based contrast agents currently approved for use in the United States;

•                  the price of our products relative to those of our competitors;

•                  the timing of our market entry;

•                  our ability to market and distribute our products effectively, including, in the case of our PPA, the creation of a complex field-based manufacturing and distribution network involving PET cyclotrons located at radiopharmacies where the agent will be manufactured and distributed rapidly to end-users, given the agent’s 110-minute half-life; and

•                  market acceptance of our products, including, in the case of DEFINITY, appropriate resources to administer an intravenous agent during an echocardiography procedure, and in the case of PPA, sufficient market penetration of PET cameras to which nuclear cardiologists have reasonable access.

The field of diagnostic medical imaging is dynamic, with new products, including equipment and agents, continually being developed and existing products continually being refined. Our own diagnostic imaging agents compete not only with other similarly administered imaging agents but also with imaging agents employed in different and often competing diagnostic modalities. New imaging agents in a given diagnostic modality may be developed that provide benefits superior to the then-dominant agent in that modality, resulting in commercial displacement. Similarly, changing perceptions about comparative efficacy and safety including, among other things, comparative radiation exposure, as well as changing availability of supply may favor one agent over another or one modality over another. For example, prior to the recent outage of the NRU reactor, we experienced a slow annual decline in demand for Thallium as a myocardial perfusion imaging agent, in favor of Cardiolite which has superior safety and efficacy characteristics. To the extent there is technological obsolescence in any of our products that we manufacture, resulting in lower unit sales or decreased unit sales prices, we will have increased unit overhead allocable to the remaining share, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, in the case of a new product such as Ablavar, because the market acceptance of Ablavar has been slower than we initially anticipated and because of the magnitude of the required purchase minimums originally contained in the Covidien agreement, we entered into an amendment to the agreement in August 2010 to reduce the minimum purchase requirements. Significant cash outflows will be required during the term of this purchase commitment and for costs incurred in connection with the product launch, with limited cash inflows from Ablavar until market penetration increases further. In addition, in the fourth quarter of 2010, we recorded an inventory write-down of approximately $10.9 million for Ablavar finished good product that has already been manufactured by Covidien that will likely expire prior to its sale to and use by customers. We are continuing to review with Covidien our manufacturing arrangements for Ablavar. If we negotiate a further amendment to the agreement with Covidien or otherwise modify our relationship in order to further reduce or eliminate the remaining purchase minimums, or if we agree to a consensual termination of the agreement, we could incur additional costs, the magnitude of which we cannot currently estimate. To the extent any of the products we manufacture become less available because of supply constraints or other events beyond our control, our current customers may begin to favor a competing agent or a competing diagnostic modality which could have a material adverse effect on our business, results of operation, financial condition and cash flows.

Our current portfolio of products primarily focuses on heart disease and vascular disease. This particular focus, however, may not be in our long-term best interest if the incidence and prevalence of heart disease and vascular disease decrease over time. Despite the aging population in the affluent parts of the world where diagnostic medical imaging is most frequently used, government and private efforts to promote preventative cardiac care through exercise, diet and improved medications could decrease the overall demand for our products, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The process of developing new drugs is complex, time-consuming and costly, and the outcome is not certain.

Two of our pipeline candidates (our PET perfusion contrast agent and our cardiac neuronal imaging agent) are currently in clinical development, while a third pipeline candidate (our vascular remodeling agent) is in pre-clinical development at the lead optimization stage. To obtain regulatory approval for these product candidates, we must conduct extensive human tests, which are referred to as clinical trials, as well as meet other rigorous regulatory requirements. Satisfaction of all regulatory requirements typically takes many years and requires the expenditure of substantial resources. A number of other factors may cause significant delays in the completion of our clinical trials, including unexpected delays in the initiation of clinical sites, slower than projected enrollment, competition with ongoing clinical trials and scheduling conflicts with participating clinicians, regulatory requirements, limits on manufacturing capacity and failure of a product candidate to meet required standards for administration to humans. In addition, it may take longer than we project to achieve study endpoints and complete data analysis for a trial. Given the cost and complexity associated with conducting later stage clinical trials, we are currently considering seeking one or more development and commercialization partners to assist us with our PPA. We may also consider outlicensing other pipeline products in the future. Depending upon the terms that we can negotiate with one or more prospective partners, the development of our pipeline candidates could be delayed by the timing of the consummation of such transactions as well as factors specific to the partner or partners involved.

Our product candidates are also prone to the risks of failure inherent in drug development and testing. The results of preliminary studies do not predict clinical success, and larger and later-stage clinical trials may not produce the same results as earlier-stage trials. Sometimes, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. Product candidates in later-stage clinical trials may fail to show desired safety and efficacy traits, despite having progressed through initial clinical testing. Further, the data collected from clinical trials of our product candidates may not be sufficient to support regulatory approval, or regulators could interpret the data differently and less favorably than we do. Further, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. Regulatory authorities may require us or our partners to conduct additional clinical testing, in which case we would have to expend additional time and resources. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in regulatory policy that occur prior to or during regulatory review. The failure to provide clinical and preclinical data that are adequate to demonstrate to the satisfaction of the regulatory authorities that our product candidates are safe and effective for their proposed use will delay or preclude approval and will prevent us from marketing those products.

Even if our product candidates proceed successfully through clinical trials and receive regulatory approval, there is no guarantee that an approved product can be manufactured in commercial quantities at reasonable cost or that such a product will be successfully marketed. For example, our PPA will require the creation of a complex, field-based manufacturing and distribution network involving PET cyclotrons located at radiopharmacies where the agent will be manufactured and distributed rapidly to end-users, given the agent’s 110-minute half-life. Our development costs will increase if we are required to complete additional or larger clinical trials with respect to product candidates. If the delays or costs are significant, our financial results and our ability to commercialize our product candidates will be adversely affected.

In the ordinary course of business, we may be subject to product liability claims and lawsuits, including potential class actions, alleging that our products have resulted or could result in an unsafe condition or injury.

Any product liability claim brought against us, with or without merit, could be costly to defend and could result in an increase of our insurance premiums. Although we have not had any such claims to date, claims that could be brought against us might not be covered by our insurance policies. Furthermore, even where the claim is covered by our insurance, our insurance coverage might be inadequate and we would have to pay the amount of any settlement or judgment that is in excess of our policy limits, which we believe are consistent with other pharmaceutical companies in the diagnostic medical imaging industry. We may not be able to obtain insurance on terms acceptable to us or at all, since insurance varies in cost and can be difficult to obtain. Our failure to maintain adequate insurance coverage or successfully defend against product liability claims could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We use hazardous materials in our business and must comply with environmental laws and regulations, which can be expensive.

Our operations use hazardous materials and produce hazardous wastes, including radioactive, chemical and, in certain circumstances, biological materials and wastes. We are subject to a variety of federal, state and local laws and regulations as well as non-U.S. laws and regulations relating to the transport, use, handling, storage, exposure to and disposal of these materials and wastes. Environmental laws and regulations are complex, change frequently and have become more stringent over time. We are required to obtain, maintain and renew various environmental permits and nuclear licenses. Although we believe that our safety procedures for transporting, using, handling, storing and disposing of, and limiting exposure to, these materials and wastes comply in all material respects with the standards prescribed by applicable laws and regulations, the risk of accidental contamination or injury cannot be eliminated. We place a high priority in these safety procedures and seek to limit any inherent risks. We generally contract with third parties for the disposal of wastes generated by our operations. Prior to disposal, we store any low level radioactive waste at our facilities until the materials are no longer considered radioactive. Although we believe we have complied in all material respects with all applicable environmental, health and safety laws and regulations, we cannot assure you that we have been or will be in compliance with all such laws at all times. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators. We may be required to incur further costs to comply with current or future environmental and safety laws and regulations. In addition, in the event of accidental contamination or injury from these materials, we could be held liable for any damages that result and any such liability could exceed our resources.

While we have budgeted for current and future capital and operating expenditures to maintain compliance with these laws and regulations, we cannot assure you that our costs of complying with current or future environmental, health and safety laws and regulations will not exceed our estimates or adversely affect our results of operations and financial condition. Further, we cannot assure you that we will not be subject to additional environmental claims for personal injury, investigation or cleanup in the future based on our past, present or future business activities.

If we are unable to protect our intellectual property, our competitors could develop and market products with features similar to our products, and demand for our products may decline.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our technologies and product candidates as well as successfully defending these patents and trade secrets against third party challenges. We will only be able to protect our intellectual property from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. In addition, changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third party patents.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•                  we might not have been the first to make the inventions covered by each of our pending patent applications and issued patents, and we could lose our patent rights as a result;

•                  we might not have been the first to file patent applications for these inventions or our patent applications may not have been timely filed, and we could lose our patent rights as a result;

•                  others may independently develop similar or alternative technologies or duplicate any of our technologies;

•                  it is possible that none of our pending patent applications will result in any further issued patents;

•                  our issued patents may not provide a basis for commercially viable drugs, may not provide us with any protection from unauthorized use of our intellectual property by third parties, and may not provide us with any competitive advantages;

•                  our patent applications or patents may be subject to interference, opposition or similar administrative proceedings;

•                  we may not develop additional proprietary technologies that are patentable; or

•                  the patents of others may have an adverse effect on our business.

Moreover, the issuance of a patent is not conclusive as to its validity or enforceability. A third party may challenge the validity or enforceability of a patent even after its issuance by the U.S. Patent and Trademark Office. It is also uncertain how much protection, if any, will be afforded by our patents if we attempt to enforce them and they are challenged in court or in other proceedings, such as oppositions, which may be brought in U.S. or non-U.S. jurisdictions to challenge the validity of a patent.

The defense and prosecution of intellectual property suits, interferences, oppositions and related legal and administrative proceedings in the United States are costly, time consuming to pursue and result in diversion of resources. The outcome of these proceedings is uncertain and could significantly harm our business. If we are not able to defend the patents of our technologies and products, then we will not be able to exclude competitors from marketing products that directly compete with our products, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We will also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We use reasonable efforts to protect our trade secrets, but our employees, consultants, contractors, outside scientific partners and other advisors may unintentionally or willfully disclose our confidential information to competitors or other third parties. Enforcing a claim that a third party improperly obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. We often rely on confidentiality agreements with our collaborators, employees, consultants and other third parties and invention assignment agreements with our employees to protect our trade secrets and other know-how and proprietary information concerning our business. These confidentiality agreements may not prevent unauthorized disclosure of trade secrets and other proprietary information, and there can be no guarantee that an employee or an outside party will not make an unauthorized disclosure of our trade secrets, other technical know-how or proprietary information. We may not have adequate remedies for any unauthorized disclosure. This might happen intentionally or inadvertently. It is possible that a competitor will make use of such information, and that our competitive position will be compromised, in spite of any legal action we might take against persons making such unauthorized disclosures, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We rely on our trademarks, trade names, and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks, including DEFINITY, Cardiolite, TechneLite, Ablavar, Neurolite and Lantheus Medical Imaging. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

We may be subject to claims that we have infringed, misappropriated or otherwise violated the patent or other intellectual property rights of a third party. The outcome of any such claims is uncertain and any unfavorable result could adversely affect our business, financial condition and results of operations.

We may be subject to claims by third parties that we have infringed, misappropriated or otherwise violated their intellectual property rights. While we believe that the products that we currently manufacture using our proprietary technology do not infringe upon or otherwise violate proprietary rights of other parties or that meritorious defenses would exist with respect to any assertions to the contrary, we cannot assure you that we would not be found to infringe on or otherwise violate the proprietary rights of others.

We may be subject to litigation over infringement claims regarding the products we manufacture or distribute. This type of litigation can be costly and time consuming and could generate significant expenses, damage payments (potentially including treble damages) or restrictions or prohibitions on our use of our technology, which could adversely affect our results of operations. In addition, if we are found to be infringing on proprietary rights of others, we may be required to develop non-infringing technology, obtain a license (which may not be available on reasonable terms, or at all), make substantial one-time or ongoing royalty payments, or cease making, using and/or selling the infringing products, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may be adversely affected by the current economic environment.

Our ability to attract and retain customers, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the United States and inflationary pressures. We cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

We are exposed to risks associated with reduced profitability and the potential financial instability of our customers, many of whom may be adversely affected by volatile conditions in the financial markets. For example, unemployment and underemployment, and the resultant loss of insurance, may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, our customers may experience reductions in profitability and/or cash flow problems that could lead them to modify, delay or cancel orders for our products. If customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. This, in turn, could adversely affect our financial condition and liquidity. In addition, if economic challenges in the United States result in widespread and prolonged unemployment, either regionally or on a national basis, prior to the effectiveness of certain provisions of the Healthcare Reform Act, a substantial number of people may become uninsured or underinsured. In turn, this may lead to fewer individuals pursuing or being able to afford diagnostic medical imaging procedures. To the extent economic challenges result in fewer procedures being performed, our business, results of operations, financial condition and cash flows could be adversely affected.

Our business is subject to international economic, political and other risks that could negatively affect our results of operations or financial position.

For the year ended December 31, 2010, 25.2% of our total revenues were derived from countries outside the United States. We anticipate that revenue from non-U.S. operations may grow. Accordingly, our business is subject to risks associated with doing business internationally, including:

•                  less stable political and economic environments and changes in a specific country’s or region’s political or economic conditions;

•                  potential negative consequences from changes in tax laws affecting our ability to repatriate profits;

•                  unfavorable labor regulations;

•                  greater difficulties in relying on non-U.S. courts to enforce either local or U.S. laws, particularly with respect to intellectual property;

•                  greater difficulties in managing and staffing non-U.S. operations;

•                  the need to ensure compliance with the numerous regulatory and legal requirements applicable to our business in each of these jurisdictions and to maintain an effective compliance program to ensure compliance with these requirements;

•                  currency fluctuations;

•                  changes in trade policies, regulatory requirements and other barriers;

•                  civil unrest or other catastrophic events; and

•                  longer payment cycles of non-U.S. customers and difficulty collecting receivables in non-U.S. jurisdictions.

These factors are beyond our control. The realization of any of these or other risks associated with operating in non-U.S. countries could have a material adverse effect on our business, results of operations or financial condition.

We face currency and other risks associated with international sales.

We generate significant revenue from export sales, as well as from operations conducted outside the United States. During the years ended December 31, 2010 and 2009, the net impact of foreign currency changes on transactions was a loss of $209,000 and a gain of $794,000, respectively. Operations outside the United States expose us to risks including fluctuations in currency values, trade restrictions, tariff and trade regulations, U.S. export controls, non-U.S. tax laws, shipping delays, and economic and political instability. For example, violations of U.S. export controls could result in fines and the suspension or loss of export privileges which could have a material adverse affect on our business, results of operations, financial conditions and cash flows.

The functional currency of each of our non-U.S. operations is generally the local currency. Exchange rates between some of these currencies and U.S. Dollars have fluctuated significantly in recent years and may do so in the future. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures. It is possible that fluctuations in exchange rates will have a negative effect on our results of operations.

U.S. credit markets may impact our ability to obtain financing or increase the cost of future financing, including, in the event we obtain financing with a variable interest rate, interest rate fluctuations based on macroeconomic conditions that are beyond our control.

As of December 31, 2010, we had total consolidated debt of approximately $250.0 million. Our senior secured credit facilities provide for a $42.5 million revolving credit facility, under which we currently have no amounts outstanding. During periods of volatility and disruption in the U.S. credit markets, obtaining additional or replacement financing may be more difficult and the cost of issuing new debt or replacing our senior secured credit facilities could be higher than under our current facility. Higher cost of new debt may limit our ability to have cash on hand for working capital, capital expenditures and acquisitions on terms that are acceptable to us. Additionally, our revolving credit facility has a variable interest rate. By its nature, a variable interest rate will move up or down based on changes in the economy and other factors, all of which are beyond our control. If interest rates increase, our interest expense could increase, affecting earnings and reducing cash flows available for working capital, capital expenditures and acquisitions.

Many of our customer relationships outside of the United States are, either directly or indirectly, with governmental entities, and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States.

The U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States are, either directly or indirectly, with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial condition and cash flows.

Our business depends on the continued effectiveness and availability of our information technology infrastructure, and failures of this infrastructure could harm our operations.

To remain competitive in our industry, we must employ information technologies to support manufacturing processes, quality processes, distribution, R&D and regulatory applications that capture, manage and analyze the large streams of data generated in our clinical trials in compliance with applicable regulatory requirements. We rely extensively on technology to allow the concurrent conduct of work sharing around the world. As with all information technology, our systems are vulnerable to potential damage or interruptions from fires, blackouts, telecommunications failures and other unexpected events, as well as to break-ins, sabotage or intentional acts of vandalism. Given the extensive reliance of our business on technology, any substantial disruption or resulting loss of data that is not avoided or corrected by our backup measures could harm our business, operations and financial condition.

We may not be able to hire or retain the number of qualified personnel, particularly scientific, medical and sales personnel, required for our business, which would harm the development and sales of our products and limit our ability to grow.

Competition in our industry for highly skilled scientific, healthcare and sales personnel is intense. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, either because of competition in our industry for such personnel or because of insufficient financial resources, our growth may be limited and it could have a material adverse effect on our business.

If we lose the services of our key personnel, our business could be adversely affected.

Our success is substantially dependent upon the performance, contributions and expertise of our chief executive officer, executive leadership and senior management team. Don Kiepert, our Chief Executive Officer and President, and other members of our executive leadership and senior management team play a significant role in generating new business and retaining existing customers. We have employment agreements with Messrs. Pickering and Kiepert and a limited number of other individuals on our executive leadership team, although we cannot prevent them from terminating their employment with us. We do not maintain key man life insurance policies on any of our executive officers. Our inability to retain our existing executive leadership and senior management team or attract and retain additional qualified personnel could have a materially adverse effect on our business.

We incur substantial ongoing costs as a result of being obligated to file reports under the Securities Exchange Act of 1934, as amended  and our management is required to devote substantial time to new compliance initiatives.

On February 2, 2011, we consummated an exchange offer where we exchanged $250.0 million aggregate principal amount of our Restricted Notes, for an equal principal amount of 9.750% Senior Notes due 2017 (the “Exchange Notes” and together, with the Restricted Notes, the “Existing Notes”) with substantially identical terms in all material respects and which were registered under the Securities Act of 1933 (the “Exchange Offer”). Due to the Exchange Offer, we are required to file annual, quarterly and current reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (“Commission”) with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules subsequently implemented by the Commission have imposed various requirements on public companies, including the establishment and maintenance of effective disclosure controls and procedures, internal controls and corporate governance practices. Accordingly, we incur significant legal, accounting and other expenses that we did not incur as a company that did not need to so file.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting to be compliant with the Sarbanes-Oxley Act, significant resources and management oversight will be required. This may divert management’s attention from other business concerns which could harm our business, results of operations and financial condition, and substantially increase our accounting, legal and compliance costs.

We have a substantial amount of indebtedness which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2010, we had approximately $250.0 million of total indebtedness consisting entirely of the Existing Notes, which mature May 15, 2017. In addition, we have up to $42.5 million of additional borrowing capacity under our revolving credit facility. Our substantial indebtedness and any future indebtedness we incur could:

•                  require us to dedicate a substantial portion of cash flow from operations to the payment of principal, and interest on, indebtedness, thereby reducing the funds available for other purposes;

•                  make it more difficult for us to satisfy and comply with our obligations with respect to the Existing Notes, namely the payment of principal and interest;

•                  subject us to increased sensitivity to interest rate increases;

•                  make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events;

•                  limit our ability to withstand competitive pressures;

•                  reduce our flexibility in planning for or responding to changing business, industry and economic conditions; and/or

•                  place us at a competitive disadvantage to competitors that have relatively less debt than we have.

In addition, our substantial level of indebtedness could limit our ability to obtain additional financing on acceptable terms, or at all, for working capital, capital expenditures and general corporate purposes. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors not within our control.

Despite our substantial indebtedness, we may incur more debt, which could exacerbate the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future subject to the limitations contained in the agreements governing our debt, including the indenture governing the Existing Notes. Although these agreements restrict us and our restricted subsidiaries from incurring additional indebtedness, these restrictions are subject to important exceptions and qualifications. For example, we are generally permitted to incur certain indebtedness, including indebtedness to finance acquisitions of similar businesses, indebtedness arising in the ordinary course of business, indebtedness among restricted subsidiaries and us and indebtedness relating to hedging obligations. We are also permitted to incur indebtedness so long as we comply with a fixed charge coverage ratio of 2.0 to 1.0, determined on a pro forma basis for the most recently completed four fiscal quarters. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity.” On March 4, 2011, we announced that we commenced a consent solicitation (the “Solicitation”) to holders of the Existing Notes pursuant to a consent solicitation statement (the “Solicitation Statement”), dated March 4, 2011, in order to amend the indenture governing the Existing Notes. The Solicitation will expire at 5:00 p.m., New York City time, on March 14, 2011 (the “Expiration Date”), unless extended. The Solicitation seeks to amend the restricted payments covenant of the indenture governing our Existing Notes to allow us to use the net proceeds of a new notes offering of $150.0 million in aggregate principal amount of 9.750% Senior Notes due 2017 to, among other things, make a distribution to our immediate parent company, Intermediate. While we cannot be assured that such consent solicitation and financing will ultimately be consummated, if we or our subsidiaries incur additional debt, the risks that we and they now face as a result of our high leverage could intensify. In addition, the indenture governing the Existing Notes and the agreement governing our revolving credit facility will not prevent us from incurring obligations that do not constitute indebtedness under the agreements.

Our debt agreements contain restrictions that will limit our flexibility in operating our business.

The indenture governing the Existing Notes and the agreement governing our revolving credit facility contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•                  incur additional debt;

•                  pay dividends or make other distributions;

•                  redeem stock;

•                  issue stock of subsidiaries;

•                  make certain investments;

•                  create liens;

•                  enter into transactions with affiliates; and

•                  merge, consolidate or transfer all or substantially all of our assets.

Additionally, the agreement governing our revolving credit facility requires us to maintain certain financial ratios. A breach of any of these covenants could result in a default under the indenture governing the Existing Notes and the agreement governing our revolving credit facility. Although we believe that anticipated EBITDA amounts will be sufficient such that we will be in compliance with the financial covenants, if the upcoming quarterly earnings are not sufficient, we could be in violation of the leverage ratio covenant. We may also be unable to take advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations, which are expected to be approximately $24.4 million per year based on our current $250.0 million debt, will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, entering into corporate collaborations or licensing arrangements for one or more of our product candidates, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, licensed or partnered, or, if sold, licensed or partnered, of the timing of the transactions and the amount of proceeds realized from those transactions, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would have an adverse effect on our business, results of operations and financial condition.

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                    Properties

Our executive offices and primary manufacturing facilities are located at our North Billerica, Massachusetts facility, which we own. As of December 31, 2010, we leased an additional 7 facilities in Canada, 2 in Australia and 2 in Puerto Rico. Our owned facilities consist of approximately 578,000 square feet of manufacturing, laboratory, mixed use and office space, and our leased facilities consist of approximately 67,436 square feet. We believe all of these facilities are well-maintained and suitable for the office, radiopharmacy, manufacturing or warehouse operations conducted in them.

The following table summarizes information regarding our significant leased and owned properties, as of December 31, 2010:

Location	Square footage	Owned/Leased
United States
North Billerica, Massachusetts	578,000	Owned
Canada
Montreal	8,729	Leased
Mississauga	13,747	Leased
Dorval	13,079	Leased
Quebec	6,261	Leased
Hamilton	5,300	Leased
Vancouver	3,000	Leased
Australia
Melbourne	2,911	Leased
Adelaide	3,929	Leased
Puerto Rico
San Juan	9,200	Leased
Ponce	1,280	Leased

Item 3.                    Legal Proceedings

From time to time, we are a party to various legal proceedings arising in the ordinary course of our business. In addition, we have in the past been, and may in the future be, subject to investigations by regulatory authorities which expose us to greater risks associated with litigation, regulatory or other proceedings, as a result of which we could be required to pay significant fines or penalties. The outcome of litigation, regulatory or other proceedings cannot be predicted with certainty and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to us. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against us, could materially and adversely affect our financial condition or results of operations.

On December 16, 2010, we filed suit against one of our insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply challenge (Lantheus Medical Imaging, Inc., Plaintiff v. Zurich American Insurance Company, Defendant, United States District Court, Southern District of New York, Case No. 10 Civ 9371 (LTS)). The claim is the result of the shut-down of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010 due to a “heavy water” leak in the reactor vessel. Historically, our largest supplier of Moly has been Nordion which has relied on the NRU reactor. The business interruption claim is based on an estimate of losses of, in the aggregate, up to $70 million, including increases in the cost of obtaining limited amounts of Moly from alternate, more distant, suppliers, and substantial decreases in sales revenue as a result of significantly curtailed manufacturing of TechneLite generators and our decreased ability to sell other Moly-based medical imaging products, including Cardiolite, in comparison to our forecasted results. The defendant answered our complaint on January 21, 2011, denying substantially all of our allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. Because we can not be certain what amount, if any, or when, if ever, we will be able to recover business interruption losses related to this matter, we have not included any amount related to this claim in our results of operations.

Except as noted above, as of December 31, 2010, we had no material ongoing litigation, regulatory or other proceeding and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

Item 4.                    Reserved.

PART II

Item 5.                                                       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

Our outstanding common stock is privately held and there is no established public trading market for our common stock. There is one stockholder of record of our common stock as of December 31, 2010. On May 10, 2010, our Board of Directors declared a dividend of $163.8 million to our sole stockholder, Intermediate, which declared a dividend of equal amount to Holdings. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity.” We do not expect to make comparable cash dividends in the future on a continuous basis, but may, from time to time, declare additional dividends to our sole stockholder in an amount to be determined. See “Item 13—Certain Relationships and Related Party Transactions, and Director Independence” and Note 18, “Related Party Transactions” to our consolidated financial statements for a discussion regarding transactions and agreements we have with Avista and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11, “Financing Arrangements” to our consolidated financial statements for a discussion of restrictive covenants under the agreements governing our indebtedness.

Unregistered Sales of Equity Securities

We sold no equity securities during the year ended December 31, 2010. In connection with the Acquisition, on January 5, 2008, we issued one share of common stock to our immediate parent corporation, Intermediate, for an aggregate purchase price of $1.00, which issued one share of common stock to its immediate parent corporation, Holdings, for an aggregate purchase price of $1.00.

This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as it was a transaction by an issuer that did not involve a public offering of securities.

Securities Authorized for Issuance Under Equity Compensations Plans

See “Item 12— Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 6.                                                           Selected Financial Data

Basis of Financial Information

The term “Predecessor” refers to our predecessor company, BMSMI, formerly a division of BMS, and now known as Lantheus Medical Imaging, Inc. The term “Successor” refers to Lantheus MI Intermediate, Inc., our direct parent, and its subsidiaries. The financial statements underlying the 2007 amounts reported in this item were prepared on a carve-out basis using BMS’s historical bases in the assets and liabilities and the historical results of the operations of BMSMI. The 2007 financial statements were derived from the consolidated financial statements and accounting records of BMS, principally from statements and records representing the business of BMSMI when operated as a division of BMS. These financial statements were prepared in accordance with GAAP.

The statement of operations data for the year ended December 31, 2007 includes expense allocations for certain corporate functions historically provided to BMSMI by BMS, including general corporate expenses related to corporate functions such as executive oversight, risk management, information technology, accounting, audit, legal, investor relations, human resources, shared services and employee benefits and incentives, including pension and other post retirement benefits and stock-based compensation arrangements. Additionally, the statement of operations data includes expense allocations relating to the effects of foreign currency derivatives.

We considered these allocations to be a reasonable reflection of the utilization of services provided or benefits received. The allocations may not, however, reflect the expense BMSMI would have incurred as a stand-alone company, and the expense allocation methodologies used by BMS may not represent actual costs of operating the stand-alone business. Actual costs that may have been incurred if BMSMI had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology systems and infrastructure. Therefore, the selected financial data for the Successor and Predecessor periods are not comparable. In addition, certain Predecessor items have been reclassified to conform with Successor’s presentation.

Following the Acquisition, our audited financial statements were prepared at the Lantheus Intermediate level rather than at the Lantheus level due to covenants in our financial arrangements undertaken in connection with the Acquisition. Because BMSMI is the legal predecessor to Lantheus, we believe that BMSMI is the effective predecessor of Lantheus MI Intermediate which owns 100% of the capital stock of Lantheus and has no other operations and holds no other assets.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA and the ratios related thereto, as presented in this annual report, are supplemental measures of our performance that are not required by, or presented in accordance with, generally accepted accounting principles in the United States (“GAAP”). They are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP or as alternatives to cash flow from operating activities as measures of our liquidity.

Our measurement of EBITDA and Adjusted EBITDA and the ratios related thereto may not be comparable to similarly titled measures of other companies and are not measures of performance calculated in accordance with GAAP. We have included information concerning EBITDA and Adjusted EBITDA in this annual report because we believe that such information is used by certain investors as one measure of a company’s historical performance.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Some of these limitations are:

•                  they do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•                  they do not reflect changes in, or cash requirements for, our working capital needs;

•                  they do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments, on our debt;

•                  although depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•                  they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows; and

•                  other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only for supplemental purposes. Please see the consolidated financial statements included elsewhere in this annual report for our GAAP results.

Selected Financial Data

The following table sets forth (i) certain selected consolidated financial data for Lantheus Intermediate, our parent company and a guarantor of the Existing Notes (as “Successor”), as of and for the fiscal years ended December 31, 2008, 2009 and 2010, which have been derived from the audited consolidated financial statements of Lantheus Intermediate included elsewhere in this annual report and (ii) certain selected consolidated financial data for BMSMI (as “Predecessor,” formerly a division of BMS and now known as Lantheus Medical Imaging, Inc.) for the year ended December 31, 2007, which have been derived from the audited financial statements of BMSMI not included in this annual report. The financial statements of BMSMI as of and for the year ended December 31, 2007 were prepared in connection with Avista’s acquisition of Lantheus on January 8, 2008 and contain expense allocations for corporate functions historically provided to BMSMI by BMS and not costs that we would have necessarily incurred as a stand-alone entity. These statements have been prepared using the Predecessor’s bases in the assets and liabilities and the historical results of operations. As a result, the financial statements of BMSMI as of and for the year ended December 31, 2007 are not comparable to our financial statements for subsequent periods. See “—Basis of Financial Information.”

The selected financial data as of and for the year ended December 31, 2006 has been omitted. Such data are unknown and unavailable to us and would require the preparation of financial data for the Predecessor on a carve-out basis. This preparation would require substantial management time and cannot be completed without the expenditure of unreasonable time, effort and expense. We believe the omission of this financial data does not have a material impact on the understanding of our results of operations, financial performance and related trends.

For the purpose of convenience, the selected financial data as of and for the year ended December 31, 2008 assumed an effective date of January 1, 2008 for the acquisition. We determined that the results of operations between the effective date and the acquisition date are not material and these results have been included with our results of operations. In the accompanying consolidated statements of operations, we included net revenues of approximately $12.0 million, gross profit of approximately $8.3 million, operating income of approximately $5.4 million and net income of $3.3 million relating to the period from January 1, 2008 through January 7, 2008. The net income effect of this period of $3.3 million has been included as “Non-cash earnings within operating activities” in “Item 8—Financial Statements and Supplementary Data—Consolidated Statement of Cash Flows” and as “Goodwill” in “Item 8—Financial Statements and Supplementary Data—Consolidated Balance Sheets.”

The results indicated below and elsewhere in this annual report are not necessarily indicative of our future performance. You should read this information together with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Item 8 of this annual report.

	Predecessor	Successor
	Year Ended December 31,
	2007	2008	2009	2010
	(dollars in thousands)
Statement of Operations Data:
Total revenues	$629,177	$536,844	$360,211	$353,956
Cost of goods sold(1)	223,674	244,496	184,844	204,006
General and administrative expenses(1)	28,331	64,909	35,430	30,042
Sales and marketing expenses(1)	64,724	45,730	42,337	45,384
Research and development expense	50,005	34,682	44,631	45,130
In-process research and development	—	28,240	—	—
Restructuring and other charges, net	9,841	—	—	—
Operating income	252,602	118,787	52,969	29,394
Interest expense	—	31,038	13,458	20,395
Interest income	—	693	73	179
Loss on early extinguishment of debt	—	—	—	3,057
Other (expense) income, net	(4,224)	2,950	2,720	1,314
Income before income taxes	248,378	91,392	42,304	7,435
Income tax provision	97,073	48,606	21,952	2,465
Net income	$151,305	$42,786	$20,352	$4,970

Statement of Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$243,218	$178,445	$95,783	26,317
Investing activities	(4,808)	(530,832)	(38,351)	(8,550)
Financing activities	(235,880)	376,466	(49,102)	(17,550)

Other Financial Data:
EBITDA(2)	$320,366	$192,797	$96,214	$62,037
Adjusted EBITDA(2)	334,064	253,882	104,060	85,228
Capital expenditures	4,808	12,175	8,856	8,335

Balance Sheet Data (at period end):
Cash and cash equivalents	$—	$21,036	$31,480	33,006
Total assets	539,221	528,035	492,543	495,881
Total liabilities	68,852	240,226	181,964	342,447
Current portion of long-term debt	—	15,000	30,000	—
Total long-term debt	—	127,751	63,649	250,000
Total stockholder’s equity	470,369	287,809	310,579	153,434

(1)                                  For comparability purposes, a reclassification totaling $15,788 has been made from general and administrative and sales and marketing expenses to cost of goods sold in the Predecessor period to be consistent with the Successor period presentation. Accordingly, these amounts do not agree to the corresponding amounts in the audited financial statements of the Predecessor included elsewhere in this annual report.

(2)                                  EBITDA is defined as net income plus interest, income taxes, depreciation and amortization. EBITDA is a measure used by management to measure operating performance. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments. Adjusted EBITDA is used by management to measure operating performance and by investors to measure a company’s ability to service its debt and meet its other cash needs. Management believes that the inclusion of the adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. See “—Non-GAAP Financial Measures.”

The following table provides a reconciliation of our net income to EBITDA and Adjusted EBITDA for the periods presented:

	Predecessor	Successor
	Year Ended December 31,
	2007*	2008*	2009*	2010
	(dollars in thousands)
Net income	$151,305	$42,786	$20,352	$4,970
Interest expense, net	—	30,345	13,385	20,216
Provision for income taxes(a)	97,073	46,131	20,392	1,215
Depreciation and amortization	71,988	73,535	42,085	35,636
EBITDA	320,366	192,797	96,214	62,037
Non-cash stock-based compensation	2,385	1,368	1,209	1,634
Loss on early extinguishment of debt	—	—	—	3,057
Asset write-off(b)	1,472	5,791	4,125	14,084
Inventory step-up expense(c)	—	8,189	—	—
Acquired in-process R&D(d)	—	28,240	—	—
Severance costs(e)	9,841	13,775	—	1,001
Transaction expenses(f)	—	2,742	—	—
Sponsor fee and other(g)	—	980	1,060	1,090
Ablavar new manufacturer costs(h)	—	—	910	1,816
Ablavar launch costs(i)	—	—	542	509
Adjusted EBITDA	$334,064	$253,882	$104,060	$85,228

*                                         Conformed to the 2010 presentation to include the adjustment in (b) below.

(a)                                  Represents provision for income taxes less tax indemnification associated with an agreement with BMS.

(b)                                 Represents non-cash losses incurred associated with the write-down of inventory and write-off of long-lived assets. The 2010 amount consists primarily of $10.9 million inventory write-down related to our Ablavar product. The 2009 amount is primarily related to the write-down of accessories related to our TechneLite product as a result of the global Moly shortage and Cardiolite inventory acquired from BMS. The 2008 and 2007 amounts were primarily related to our DEFINITY product as a result of the boxed warning in October 2007.

(c)                                  Represents the revaluation of inventory as a result of the impact of purchase accounting in connection with our acquisition.

(d)                                 Represents in-process R&D relating to our acquisition. Immediately following the closing of the acquisition, the in-process R&D was expensed.

(e)                                  In 2007, consists of severance costs relating to a work force reduction of approximately 150 employees of BMS prior to our acquisition. In 2008, consists of severance costs relating to the closure of our European operations following our acquisition. In 2010, consists of severance costs relating to one of our executive officers and a work force reduction in the fourth quarter.

(f)                                    Represents legal, information technology and human resource advisory services and other advisory fees incurred in connection with our acquisition.

(g)                                 Represents annual sponsor monitoring fee and related expenses.

(h)                                 Represents costs associated with establishing a second manufacturing source for Ablavar.

(i)                                     Represents costs associated with the launch of Ablavar.

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with “Item 6—Selected Financial Data” and the consolidated financial statements and the related notes included in Item 8 of this annual report. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Item 1A—Risk Factors.”

Overview

We are a leading specialty pharmaceutical company that develops, manufactures, distributes and sells innovative diagnostic medical imaging products on a global basis. Our current imaging agents primarily assist in the diagnosis of heart, vascular and other diseases using nuclear imaging, ultrasound and MRI technologies. We also have a full clinical and preclinical development program of next-generation and first-in-class products that use PET and MRI technologies. We believe that our products offer significant benefits to patients, healthcare providers and the overall healthcare system. As a result of more accurate diagnosis of disease, we believe our products allow healthcare providers to make more informed patient care decisions, potentially improving outcomes, reducing patient risk and decreasing costs for payors and the entire healthcare system.

We have operations in the United States, Puerto Rico, Canada and Australia and distribution relationships in Europe, Asia Pacific and Latin America. Our products are used by nuclear physicians, cardiologists, radiologists, internal medicine physicians, technologists and sonographers working in a variety of clinical settings, and we sell our products to radiopharmacies, hospitals, clinics, group practices, integrated delivery networks, group purchasing organizations and, in certain circumstances, wholesalers.

Our Products

Our principal products include DEFINITY, an ultrasound contrast agent, Cardiolite, a myocardial perfusion imaging agent, and TechneLite, a generator used to provide the radioisotope to radiolabel Cardiolite and other radiopharmaceuticals. In the United States, DEFINITY, Cardiolite and TechneLite are marketed through an internal sales force and sold either to radiopharmacies or directly to end-users. Radiopharmacies reconstitute certain of the products into patient specific unit-dose syringes which are then sold directly to hospitals, clinics and group practices. Internationally, in some countries these products are marketed through an internal sales force and sold either through our radiopharmacies or directly to end-users, and in other countries through distributors. DEFINITY, Cardiolite and TechneLite, in the aggregate, accounted for approximately 73%, 76% and 87% of our global total revenues in 2010, 2009 and 2008, respectively.

The following table sets forth our revenue derived from our principal products:

	Year Ended December 31,
(dollars in thousands)	2010	%	2009	%	2008	%
Cardiolite	$77,422	22	$119,304	33	$321,674	60
TechneLite	122,044	34	112,910	31	124,287	23
DEFINITY	59,968	17	42,942	12	20,439	4
Other	94,522	27	85,055	24	70,444	13
Total revenues	$353,956	100	$360,211	100	536,844	100

Cardiolite is a technetium-based radiopharmaceutical used in SPECT MPI procedures. Cardiolite is primarily used for detecting coronary artery disease. Cardiolite was approved by the FDA in 1990, and its market exclusivity expired in July 2008.

TechneLite is a technetium-based generator which provides the essential nuclear material used by radiopharmacies to radiolabel Cardiolite and other technetium-based radiopharmaceuticals used in nuclear medicine procedures. TechneLite uses Moly as its main active ingredient.

DEFINITY is the leading ultrasound contrast agent used in ultrasound exams of the heart, also known as echocardiography exams. DEFINITY consists of gas-filled micro-bubbles and is indicated in the United States for use in patients with suboptimal echocardiograms to assist in the imaging of the left ventricular chamber and left endocardial border of the heart in ultrasound procedures. We launched DEFINITY in 2001 and its last patent in the United States will currently expire in 2016 and in numerous foreign jurisdictions in 2019.

In April 2009, in order to continue to diversify our product portfolio, we purchased the U.S., Canadian and Australian rights to an MRA agent, now known as Ablavar, from EPIX, and in June 2010, we acquired the remaining world rights to Ablavar. Ablavar is approved by the FDA to evaluate aortoiliac occlusive disease in adults with known or suspected peripheral vascular disease. We paid an aggregate purchase price of approximately $32.8 million, which consisted of $28.2 million in patents, $500,000 in manufacturing know-how acquired from a different party, and $4.1 million in inventory. In the third quarter of 2009, we hired and trained a contract sales force and a medical liaison staff to prepare for the launch of Ablavar. In January 2010, we formally launched Ablavar in the United States and expect that this launch would enable us to capitalize on the current usage of MRA contrast agents in MRA procedures and the overall growing trends within the diagnostic medical imaging industry. The contract sales force was terminated as of December 31, 2010 and the sales function is now supported by our internal sales force. The revenue recognized relating to Ablavar for the year ended December 31, 2010 was not material to our financial statements. Based on management’s estimates of projected sales, we performed an analysis of our expected utilization of Ablavar inventory on hand and recorded an inventory write-down of $10.9 million in the fourth quarter of 2010 related to finished goods that will expire before being sold.

In 2010, 2009 and 2008, we experienced reductions in gross profit of approximately $25.4 million, $117.0 million and $113.2 million, respectively. The primary factors contributing to these decreases were a shift in product sales mix and a decrease in pricing related to our higher margin products. The decrease in 2010, as compared to 2009, was primarily due to a decrease in our higher margin product Cardiolite and an inventory write-down of $10.9 million for Ablavar finished good product, partly offset by an increase in sales of our higher margin product DEFINITY as compared to 2009. The decrease in 2009, as compared to 2008, was primarily due to a decrease in our higher margin product Cardiolite. As discussed below, the reduction in sales related to Cardiolite in 2010, 2009 and 2008 was due primarily to the expiration of Cardiolite’s market exclusivity, which expired in July 2008, and the subsequent introduction of generic competition, which began in September 2008.

Our gross profit margin for 2010 as compared to 2009 decreased by 14% primarily from overall unfavorable mix due to lower Cardiolite sales and the inventory write-down for Ablavar finished good product.  In addition, our gross profit margin decreased by 11% in 2009 as compared to 2008 due primarily to unfavorable product mix resulting from lower Cardiolite sales, offset, in part, by decreased costs associated with the inventory revaluation and intangible amortization principally related to the Cardiolite patent. Our gross profit margin for 2009, as compared to 2008, was also positively impacted by an $8.2 million inventory revaluation recorded in 2008 as a result of our acquisition from BMS and $32.8 million of additional intangible amortization recorded in 2008 primarily related to the expiration of Cardiolite’s market exclusivity in 2008 after which amortization ceased.

Key Factors Affecting Our Results

Global Moly Supply Challenge

Our TechneLite product uses Moly as its main active ingredient. Historically, our largest supplier of Moly has been Nordion which has relied on the NRU reactor in Chalk River, Ontario. This reactor was off-line from May 2009 until August 2010 due to a “heavy water” leak in the reactor vessel. We have taken several steps in response to the global Moly shortage, including expanding sourcing from South Africa and Belgium, and pursuing additional global solutions. We recently entered into an agreement with NTP to supply us with Moly from the SAFARI reactor in South Africa. NTP, in turn, has partnered with IRE to co-supply us from the Belgian BR2 reactor. IRE also processes raw Moly from several other smaller European reactors. We are also pursuing additional sources of Moly from potential new producers around the world to further augment our current supply. In addition, we are exploring a number of alternative Moly projects with existing reactors and technologies as well as new technologies.

With the general instability in the global supply of Moly and recent supply shortages, we faced substantial increases in the cost of Moly in 2010 in comparison to historical costs. We pass some of these Moly cost increases on to our customers in our customer contracts. Additionally, the instability in the global supply of Moly has resulted in Moly producers requiring, in exchange for fixed Moly prices, supply minimums in the form of take-or-pay obligations. The Moly supply shortage also had an incremental negative effect on the use of other technetium generator based diagnostic imaging agents, including Cardiolite. With less Moly, we manufactured fewer generators for radiopharmacies and hospitals to make up unit doses of Cardiolite, resulting in decreased share of Cardiolite in favor of Thallium, an older medical isotope that does not require Moly, and other diagnostic modalities. With the return to service of the NRU reactor, we have seen increased sales in both Cardiolite and TechneLite.  However, TechneLite unit volume has not returned to pre-shortage levels for a number of reasons, including: (i) continued heightened demand for Thallium, which has decreased but not yet to pre-shortage levels; (ii) changing staffing and utilization practices in radiopharmacies, which have resulted in an increased number of unit-doses of technetium-based radiopharmaceuticals being made from available amounts of technetium; and (iii) shifts to alternative diagnostic imaging modalities during the Moly supply shortage which have not yet returned to technetium-based procedures. We are currently not certain when, if ever, the relative demand for Thallium and TechneLite will return to pre-shortage levels. See “Item 1A—Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues.”

Cardiolite Competitive Position

Cardiolite’s market exclusivity expired in July 2008. In September 2008, the first of several competing generic products to Cardiolite was launched, and while we have faced significant pricing pressure, management believes our share of the MPI segment decreased from approximately one half to approximately one third of the entire segment from 2008 through the end of 2010. This is in comparison to many drugs which see a greater than 50% share erosion in the first several months after exclusivity expires. To date, we believe Cardiolite has retained substantial share and its leadership position because of the brand awareness, appreciation of the agent’s safety and efficacy profile, loyalty to the agent within the cardiology community, and our strong relationships with our distribution partners. In addition, Cardiolite has retained its leadership position in the face of an overall moderate decline in the MPI segment due to a change in professional society appropriateness guidelines, on-going reimbursement pressures, the limited availability of Moly during the recent reactor shutdowns and the increase in Thallium doses and use of other diagnostic modalities as a result of a temporary shift to more available imaging agents and modalities. In the latter case, given the superior safety and efficacy profile of technetium generator-based MPI agents, with the major global Moly producers now operating again, we believe that there will be an incremental increase in orders for Cardiolite products from our channel partners. However, with continued pricing pressure from generic competitors, we also sell Cardiolite in the form of a generic sestamibi while at the same time continuing to sell branded Cardiolite throughout the MPI segment. We believe this strategy of selling branded as well as generic sestamibi allows us to maintain total segment share by having multiple sestamibi offerings that are attractive in terms of brand as well as price. See “Item 1A—Risk Factors—Generic competition has eroded our share for Cardiolite and will likely continue to do so.”

DEFINITY Boxed Warning

In October 2007, the FDA requested that all of the manufacturers of ultrasound contrast agents add a boxed warning to their products to notify physicians and patients about potentially serious safety concerns or risks posed by the products. As a result of the boxed warning, unit sales of DEFINITY decreased substantially in late 2007 and early 2008. In May 2008, the boxed warning was modified by the FDA in response to the efforts of prescribing physicians. Since the relaunch of DEFINITY in June 2008, sales of DEFINITY have continued to increase quarter over quarter. As we better educate the physician and healthcare provider community about the benefits and risks of this product, we believe we will experience further penetration of suboptimal echocardiograms.

Ablavar Growth

We launched Ablavar in January 2010 and the market acceptance of the agent has been slower than we initially anticipated.  While we believe that Ablavar is superior to its competitors based on both safety and efficacy, the blood pool imaging attributes of the agent require extensive customer education and training to facilitate product adoption. In addition, Ablavar faces strong competition from the six other gadolinium-based contrast agents currently approved for use in the United States for MRI. As a result, we entered into an amendment to our supply agreement with Covidien in August 2010 to reduce certain purchase minimum requirements.  In addition, in the fourth quarter of 2010, we recorded an inventory write-down of approximately $10.9 million for Ablavar finished good product that will likely expire prior to its sale to and use by customers. We are continuing to review with Covidien our manufacturing arrangements and if we negotiate a further amendment to the agreement or otherwise modify our relationship in order to further reduce or eliminate the remaining purchase minimums, or if we agree to a consensual termination of the agreement, we could incur additional costs, the magnitude of which we cannot currently estimate. Further, we determined that our inventory write-down of Ablavar finished good product in the fourth quarter of 2010 represented an event that warranted assessment of the $24.6 million Ablavar patent portfolio for its recoverability. Based on our estimate of future undiscounted cash flows associated with Ablavar, we have concluded that the patent portfolio is recoverable by a narrow margin. In the event we do not meet our sales expectations or our costs and expenses exceed the costs and expenses incorporated into our projection model, an impairment of the Ablavar patent portfolio may be required.

Separation from Bristol-Myers Squibb

On January 8, 2008, Holdings acquired the medical imaging business from BMS for an aggregate purchase price of $518.7 million. The business, now known as Intermediate and its wholly-owned subsidiaries, including Lantheus, was purchased through a stock and asset purchase agreement, in which Holdings purchased the stock at approximately $487.9 million and certain assets and liabilities for $30.8 million. The acquisition included employees in the United States and other countries dedicated to Intermediate, related product patent and developed technology and certain other assets, including the manufacturing facilities located in North Billerica, Massachusetts. Our direct parent is Intermediate, which is a wholly-owned subsidiary of Holdings.

For the purpose of convenience, we have assumed an effective date of January 1, 2008 for the acquisition. We determined the results of operations between the effective date and the acquisition date are not material and these results have been included with our results of operations. In the accompanying consolidated statements of income, we included net revenues of approximately $12.0 million, gross profit of approximately $8.3 million, operating income of approximately $5.4 million and net income of $3.3 million relating to the period from January 1, 2008 through January 7, 2008. The net income effect of this period of $3.3 million has been included as non-cash earnings within operating activities on the consolidated statement of cash flows and as goodwill on the consolidated balance sheet.

Trends and Outlook

The following have negatively impacted our results in the year ended December 31, 2010:

•                  The global Moly supply shortage affecting our ability to supply TechneLite generators to the market and the failure of TechneLite demands to return to pre-outage levels;

•                  continued Cardiolite generic competition and pressure from insufficient Moly supply to meet demand during the outage period;

•                  DEFINITY’s reduced level of sales as a result of the boxed warning and subsequent relaunch; and

•                  limited Ablavar revenues to offset costs related to the launch of the product.

For 2011, we believe that these challenges will be partially mitigated as a result of the expected continued increase in DEFINITY sales on a year-over-year basis, anticipated continued strong position of Cardiolite products among myocardial perfusion imaging agents and the return of a sustained Moly supply resulting in increased unit volume of TechneLite as compared to during the NRU reactor outage. In addition, despite the slower than anticipated market acceptance of Ablavar, we believe that with further education of its benefits, market acceptance of the product will increase in the future.

Description of Key Line Items

Revenues

The majority of our revenue is derived from product revenue. Product revenue can be affected by changes in raw material availability, customer demand and competitive pressures in the market. Product pricing is reduced upon entrance of generic competition to the marketplace, offset by decreases in rebates and discounts as brand name sales are replaced by generic. License and other revenue represents licensing fees associated with one of our products and contract manufacturing performed with respect to one product for one customer. The related costs are included in cost of goods sold.

Cost of Goods Sold

Cost of goods sold consists of manufacturing, distribution, definite lived intangible asset amortization and other costs related to our commercial products. In addition, it includes reserves established for excess or obsolete inventory. Most of our manufacturing and distribution costs are internal costs which include salaries and expenses related to managing our manufacturing, supply chain and quality assurance. Certain raw material costs and volumes are subject to product availability and variable pricing, which can have an impact on the total cost of our products in any given period. The cost of Moly was historically purchased through contractual pricing arrangements with a sole supplier. The sources of this raw material have since been diversified, which has resulted in variable pricing. With the general instability in the global supply of Moly and recent supply shortages, we have also faced increases in the cost of Moly in comparison to our historical costs. We attempt to pass these Moly cost increases on to our customers in our customer contracts.

Research and Development Expenses

Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers for monitoring and analyzing clinical trials, regulatory costs, including user fees paid to the FDA, costs related to the development of our approved products, costs of contract research and manufacturing and the cost of facilities. In addition, research and development expenses include the cost of our medical affairs and medical information functions, which educate physicians on the scientific aspects of our commercial products and the approved indications, labeling and the costs of monitoring adverse events. After FDA approval of a product candidate, we record manufacturing expenses associated with a product as cost of goods sold rather than as research and development expenses. We expense research and development costs and patent related costs as they are incurred. Because of our ability to utilize resources across several projects, many of our research and development costs are not tied to any particular project and are allocated among multiple projects. We record direct costs on a project-by-project basis. We record indirect costs in the aggregate in support of all research and development. Development costs for clinical stage programs such as Flurpiridaz F-18 tend to be higher than earlier stage programs such as our BMS 753951 program because of the costs associated with conducting late stage clinical trials and supporting manufacturing infrastructure.

We expect that research and development expenses relating to our portfolio will fluctuate depending primarily on the timing and outcomes of clinical trials, related manufacturing initiatives and the results of our decisions based on these outcomes. We expect to incur additional expenses over the next several years for clinical trials related to our product development candidates, including Flurpiridaz F-18,(18)F LMI1195 and BMS 753951. We also expect manufacturing expenses for some programs included in research and development expenses to increase as we support our manufacturing infrastructure for later stages of clinical development.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and other related costs for personnel in sales, marketing and business development and our sales operations functions, as well as other costs related to our commercial products. We also incurred sales, marketing and other related costs in the third and fourth quarter of 2009 associated with our launch of Ablavar. In the third quarter of 2009, we hired and trained a contract sales force and a medical liaison staff to prepare for the launch of Ablavar. The contract sales force was terminated as of December 31, 2010 and the sales function is now supported by our internal sales force. Other costs included in sales and marketing expenses include sales and marketing costs related to our co-promotion and marketing agreement, cost of product samples, promotional materials, market research and sales meetings. We expect to continue to incur sales and marketing costs associated with enhancing our sales and marketing functions and maintaining our sales force to support our commercial products.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting, legal, information technology and human resource functions. Other costs included in general and administrative expenses include certain facility and insurance costs, including director and officer liability insurance, as well as professional fees for legal, consulting and accounting services.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. These financial statements require us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ materially from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

We believe the following represent our critical accounting policies and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize revenue when evidence of an arrangement exists, title has passed, substantially all the risks and rewards of ownership have transferred to the customer, the selling price is fixed or determinable and collectibility is reasonably assured. For transactions for which revenue recognition criteria have not yet been met, the respective amounts are recorded as deferred revenue until such point in time when criteria are met and revenue can be recognized. Revenue is recognized net of reserves, which consist of allowances for returns and sales rebates. The estimates of these allowances are based on historical sales volumes and mix and require assumptions and judgements to be made in order to make such estimates. In the event that the sales mix is different from our estimates, we may be required to pay higher or lower total price adjustments than we previously estimated. Any changes to these estimates are recorded in the current period. In 2010, 2009 and 2008, these changes in estimates were not material to our results.

Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. Supply or service transactions may involve the charge of a nonrefundable initial fee with subsequent periodic payments for future products or services. The up-front fees, even if nonrefundable, are earned (and revenue is recognized) as the products and/or services are delivered and performed over the term of the arrangement.

Estimates for rebates and allowances represent our estimated obligations under contractual arrangements with third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction to product revenue and the establishment of a liability which is included in accrued expenses. These rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, administration fees of group purchasing organizations and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third party’s buying patterns and the resulting applicable contractual rebate or commission rate(s) to be earned over a contractual period.

Revenue reserves are categorized as follows: rebates and allowances. An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates	Allowances	Total
Balance, as of January 1, 2008	$9,672	$64	$9,736
Current provisions relating to sales in current year	19,228	635	19,863
Adjustments relating to prior years estimate	(7)	—	(7)
Payments/credits relating to sales in current year	(11,256)	(538)	(11,794)
Payments/credits relating to sales in prior years	(9,665)	(64)	(9,729)
Balance, as of December 31, 2008	7,972	97	8,069
Current provisions relating to sales in current year	1,996	471	2,467
Adjustments relating to prior years estimate	(1,586)	—	(1,586)
Payments/credits relating to sales in current year	(1,579)	(430)	(2,009)
Payments/credits relating to sales in prior years	(6,376)	(97)	(6,473)
Balance, as of December 31, 2009	427	41	468
Current provisions relating to sales in current year	3,072	555	3,627
Adjustments relating to prior years estimate	—	—	—
Payments/credits relating to sales in current year	(2,171)	(454)	(2,625)
Payments/credits relating to sales in prior years	(418)	(41)	(459)
Balance, as of December 31, 2010	$910	$101	$1,011

In July 2008, Cardiolite’s market exclusivity expired and generic competition was introduced to the market in September 2008. As a result of the expiration of the market exclusivity of this product, we experienced a significant decrease in rebates as a majority of contracts associated with Cardiolite expired in the second half of 2008. In addition, rebates were paid out through 2009, resulting in the decline in accrued rebates from $9.7 million at January 1, 2008 to $8.0 million at December 31, 2008, $427,000 at December 31, 2009 and $910,000 at December 31, 2010.

In October 2010, we entered into a Medicaid Drug Rebate Agreement for certain of our products which did not have a material impact on our results of operations. If the demand for these products through the Medicaid program increases in the future, our rebates associated with this program could increase and could have a material impact on future results of operations.

Inventory

Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost or market determined on a first-in, first-out basis. We record inventory when we take delivery and title to the product. Any commitment for product ordered but not yet received is included as purchase commitments in our contractual obligations table. We assess the recoverability of inventory to determine whether adjustments for impairment are required. Inventory that is in excess of future requirements is written down to its estimated net realizable value based upon estimates of forecasted demand for our products. The estimates of demand require assumptions to be made of future operating performance and customer demand. If actual demand is less than what has been forecasted by management, additional inventory write-downs may be required. Our inventory on hand was $32.9 million, $19.6 million and $13.9 million, net of a cumulative inventory write-down for excess and obsolete inventory of $14.6 million, $3.6 million and $1.5 million, as of December 31, 2010, December 31, 2009 and 2008, respectively. The increase in the write-down in the year ended December 31, 2010 was due primarily to excess Ablavar finished good product based on management’s estimate of future demand in conjunction with product expiry.  The 2009 write-down was due primarily to excess TechneLite accessories which reached expiration prior to use as a result of the NRU reactor delay.

In July 2010, BVL temporarily shut down the facility where they manufacture DEFINITY, Cardiolite and other products in order to upgrade the facility to meet certain EMEA requirements. BVL has planned for the shutdown to run through March 2011. In anticipation, BVL manufactured additional inventory of these products to meet our expected needs during this period. Although BVL has manufactured additional inventory to ensure they meet their ongoing supply requirements under the manufacturing contract, they have not delivered the product to us and we have not taken title to this earlier-produced product, nor are we obligated to take more product than we would have under normal supply conditions. Our obligation with respect to any inventory manufactured by BVL as a result of their planned shutdown remains consistent with our historical procurement and purchasing practice.

At December 31, 2010 and December 31, 2009 the balances of inventory on hand reflect approximately $13.9 million and $6.0 million, respectively, of finished products and materials related to Ablavar which was a product that was commercially launched in January 2010, of which at December 31, 2010, approximately $12.8 million was included in other non-current assets. We entered into an agreement with Covidien to provide active pharmaceutical ingredient (“API”) and finished products for Ablavar under which we are required to purchase quarterly minimum quantities ranging from $6.3 million to $7.5 million of API inventory through 2012. The supply agreement is designed to ensure supply of the product. At December 31, 2010, the total of this remaining minimum purchase commitment was approximately $41.3 million. In addition to the minimum commitment, we, at our discretion, can manufacture API into finished product for an additional charge per vial. We record the inventory when we take delivery, at which time we assume title and risk of loss. We include within current assets the amount of inventory that will be utilized within twelve months. Inventory that will be utilized after twelve months is included in non-current assets.

As noted above, Ablavar was commercially launched in January 2010. We are currently in the process of educating radiologists on optimizing the use of the product within their patient populations. The revenues for this product through December 31, 2010 have not been significant. Based on management’s estimates of projected sales, we performed an analysis of our expected utilization of our Ablavar finished good product and recorded an inventory write-down of $10.9 million in the fourth quarter of 2010, which represents the cost of Ablavar finished product that we do not currently believe we will be able to utilize prior to the expiration of the finished goods. We also evaluated our expected long range sales forecast for Ablavar in consideration of our supply agreement for API. Based on the current sales forecast, coupled with the aggregate six-year shelf life of API and finished goods, we believe that we will be able to use our committed supply. In the event that we do not meet our sales expectations for Ablavar or cannot sell the product we are committed to purchase prior to its expiration, we could incur additional inventory losses and/or losses on our purchase commitments.

Goodwill, Intangibles and Long-Lived Assets

Goodwill is not amortized but the carrying value is tested annually for impairment at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. We perform this test by comparing the fair value of the reporting unit containing goodwill to its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, then we would calculate the potential impairment loss by comparing the implied fair value of goodwill with the carrying value of the goodwill. If the implied fair value of goodwill is less than the carrying value, then an impairment charge would be recorded.

We calculate the fair value of our reporting units using the income approach which utilizes discounted forecasted future cash flows and the market approach which utilizes fair value multiples of comparable publicly traded companies. The discounted cash flows are based on our most recent long-term financial projections and are discounted using a risk adjusted rate of return which is determined using estimates of market participant risk-adjusted weighted-average costs of capital and reflects the risks associated with achieving future cash flows. The market approach is calculated using the guideline company method, where we use market multiples derived from stock prices of companies engaged in the same or similar lines of business. There is not a quoted market price for our reporting units or the company as a whole, therefore, a combination of the two methods is utilized to derive the fair value of the business. We evaluate and weigh the results of these approaches as well as ensure the results of these two methodologies do not materially differ. We believe the use of these two methodologies ensures a consistent and supportable method of determining our fair value that is consistent with the objective of measuring fair value. If the fair value were to decline, then we may be required to incur material charges relating to the impairment of those assets.

We perform impairment testing for intangible and long-lived assets whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. We measure the recoverability of assets to be held and used by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment equals the amount by which the carrying amount of the assets exceeds the fair value of the assets. Any impairments are recorded as permanent reductions in the carrying amount of the assets.

We completed our required annual impairment test for goodwill as of the fourth quarter of 2010, 2009 and 2008 and determined that at each of those periods the carrying amount of goodwill was not impaired. In each year, our fair value, which includes goodwill, was substantially in excess of our carrying value.

We determined that our inventory write-down of Ablavar finished good product in the fourth quarter of 2010 represented an event that warranted assessment of the $24.6 million Ablavar patent portfolio for its recoverability. See Note 6, “Inventory” to our consolidated financial statements. Based on our estimate of future undiscounted cash flows associated with Ablavar, which includes estimates of sales levels, cost of materials and selling costs, we have concluded the patent portfolio is recoverable by a narrow margin. In the event we do not meet our sales expectations or our costs and expenses exceed the costs and expenses incorporated into our projection model, an impairment of the Ablavar patent portfolio may be required.

Accounting for Stock-Based Compensation

Our employees are eligible to receive awards from the Lantheus MI Holdings, Inc. 2008 Equity Incentive Plan. Our stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited. We use the Black-Scholes valuation model for estimating the fair value on the date of grant of stock options. The fair value of stock option awards is affected by the valuation assumptions, including the volatility of market participants, expected term of the option, risk-free interest rate and expected dividends as well as the estimated fair value of the Holdings common stock. The fair value of the Holdings common stock is determined by the Holdings board of directors at each award date. Any material change to the assumptions used in estimating the fair value of the options could have a material impact on our results of operations. When a contingent cash settlement of vested options becomes probable, we reclassify the vested awards to a liability and account for any incremental compensation cost in the period in which the settlement becomes probable.

Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of our assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax attributes are expected to be recovered or paid, and are adjusted for changes in tax rates and tax laws when changes are enacted.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made.

We account for uncertain tax positions using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both. We classify interest and penalties within the provision for income taxes.

We have a tax indemnification agreement with BMS related to certain contingent tax obligations arising prior to the acquisition of the business from BMS. The tax obligations are recognized in liabilities and the tax indemnification receivable is recognized within other noncurrent assets. The changes in the tax indemnification asset are recognized within other income, net in the statement of income, and the changes in the related liabilities are recorded within the tax provision. Accordingly, as these reserves change, adjustments are included in the tax provision while the offsetting adjustment is included in other income. Assuming that the receivable from BMS continues to be considered recoverable by us, there is no net effect on earnings related to these liabilities and no net cash outflows.

The calculation of our tax liabilities involves certain estimates, assumptions and the application of complex tax regulations in numerous jurisdictions worldwide. Any material change in our estimates or assumptions, or the tax regulations, may have a material impact on our results of operations.

Segment Discussion

In connection with our 2010 year end close process, we re-evaluated our operating segments.  In performing this re-evaluation, we considered the operating results that are regularly reviewed by the chief operating decision maker, our President and Chief Executive Officer, and the guidance included in Accounting Standards Codification 280-10, Segment Reporting. Accordingly, we now report two operating segments, the U.S. and International, based on geographic customer base rather than by legal entity as previously reported. Our segments derive revenues through the manufacturing, marketing, selling and distribution of medical imaging products, focused primarily on cardiovascular diagnostic imaging. Earlier periods have been recast to correspond with our new reportable segments.

Results of Operations

Comparison of the Years Ended December 31, 2010 and 2009

The following table sets forth certain consolidated statements of income data and information for the periods indicated:

	Year Ended December 31,
	2010	2009	Change $	Change %
	(dollars in thousands)
Net Product Revenues
Cardiolite	$77,422	$119,304	$(41,882)	(35)%
TechneLite	122,044	112,910	9,134	8
DEFINITY	59,968	42,942	17,026	40
Other currently marketed products	86,313	77,147	9,166	12
Total net product revenues	345,747	352,303	(6,556)	(2)
License and other revenues	8,209	7,908	301	4
Total revenues	353,956	360,211	(6,255)	(2)
Cost of goods sold	204,006	184,844	(19,162)	(10)
Gross profit	149,950	175,367	(25,417)	(14)
Sales and marketing	45,384	42,337	3,047	(7)
General and administrative	30,042	35,430	(5,388)	(15)
Research and development	45,130	44,631	499	1
Operating income	29,394	52,969	(23,575)	(45)
Interest expense	(20,395)	(13,458)	6,938	51
Loss on early extinguishment of debt	(3,057)	—	(3,057)	(100)
Interest income	179	73	106	145
Other income, net	1,314	2,720	(1,406)	(52)
Income before income taxes	7,435	42,304	(34,869)	(82)
Provision for income taxes	(2,465)	(21,952)	19,487	89
Net income	$4,970	$20,352	$(15,382)	(76)

Revenues

Net Product Revenues. We recognized consolidated revenue from net product sales of $345.7 million in the year ended December 31, 2010 compared to $352.3 million in the year ended December 31, 2009, a decrease of $6.6 million, or 2%.

United States:

Net Product Revenues. We recognized revenue from net product sales of $256.5 million in the year ended December 31, 2010 compared to $268.9 million in the year ended December 31, 2009, a decrease of $12.4 million, or 5%. This decrease was primarily due to the following:

•                  a $41.5 million, or 45%, decrease in Cardiolite sales from $91.9 million in the year ended December 31, 2009 to $50.4 million in the year ended December 31, 2010, primarily due to the continued impact from the expiration of Cardiolite’s market exclusivity in July 2008 and subsequent introduction of generic competition which began in September 2008, as well as the decrease in available Moly due to the global Moly supply shortage caused by the NRU reactor which was off-line from May 2009 until August 2010. As a result, unit volume and average selling price decreased by 32% and 13%, respectively, in the year ended December 31, 2010 as compared to the year ended December 31, 2009; and

•                  a $1.3 million, or 13%, decrease in other marketed product sales primarily due to a $2.6 million increase in customer rebates from new rebate contracts entered in to in 2010 offset, in part, by a $1.3 million increase in our other product revenue, including Ablavar.

These decreases were offset, in part, by:

•                  a $5.0 million, or 5%, increase in TechneLite sales from $103.3 million in the year ended December 31, 2009 to $108.3 million in the year ended December 31, 2010, due to a 19% price increase related to the additional Moly and distribution costs, offset by 14% lower unit volume caused by the decrease in available Moly due to the global Moly supply shortage and lower demand from what we believe are changing staffing and utilization practices in radiopharmacies, which have resulted in an increased number of unit doses of technetium-based radiopharmaceuticals being made from available amounts of technetium caused by the global Moly supply shortage;

•                  a $16.8 million, or 40%, increase in DEFINITY sales primarily due to a 39% volume increase and 1% price increase as a result of continued market penetration since the June 2008 relaunch following a modification of the boxed warning in May 2008;

•                  a $5.8 million, or 41%, increase in Xenon sales primarily due to 26% higher pricing and 15% higher volume from new customers; and

•                  a $2.9 million, or 36%, increase in Thallium sales primarily due to a 38% increase in volume due to its substitution for technetium-based studies as a result of the global Moly supply shortage offset, in part, by a 3% price reduction.

License and Other Revenues. License and other revenue increased $300,000, or 4%, to $8.2 million in the year ended December 31, 2010 from $7.9 million in the year ended December 31, 2009. This increase was due to higher revenue from contract manufacturing services related to a product for one customer.  In addition, we recorded $2.5 million in license revenue in each of the years-ended December 31, 2010 and 2009.

International:

Net Product Revenues. We recognized revenue from net product sales of $89.2 million in the year ended December 31, 2010 compared to $83.4 million in the year ended December 31, 2009, an increase of $5.8 million, or 7%. This increase was primarily due to favorable currency exchange of approximately $6.2 million offset by lower product volume due to the decrease in available Moly caused by the global Moly supply shortage.

Costs and Expenses

Cost of Goods Sold. Cost of goods sold in the year ended December 31, 2010 was $204.0 million compared to $184.8 million in the year ended December 31, 2009, an increase of $19.2 million, or 10%. Gross Profit in the year ended December 31,

2010 was $150.0 million compared to $175.4 million in the year ended December 31, 2009, a decrease of $25.4 million, or 14%.

United States:

Cost of goods sold in the year ended December 31, 2010 was $148.5 million compared to $128.7 million in the year ended December 31, 2009, an increase of $19.8 million, or 15%. Gross Profit in the year ended December 31, 2010 was $116.3 million compared to $148.1 million in the year ended December 31, 2009, a decrease of $31.8 million, or 21%. The increase in cost of goods sold was primarily due to a net increase of $13.1 million related to higher material costs for TechneLite and Thallium as a result of the global Moly supply shortage, a $12.3 million increase in Ablavar cost primarily related to the $10.9 million inventory write-down of Ablavar finished good product which we do not currently believe we will be able to utilize prior to its expiration, a $2.7 million increase in the cost of Xenon driven by increased volume, offset, in part, by a decrease of $6.1 million related to amortization of intangible customer relationships and capitalized software, a decrease of approximately $1.3 million in distribution and other overhead costs and an approximate $900,000 decrease in costs associated with other marketed products.

The decrease in gross profit was primarily attributable to:

•              a $41.6 million reduction in Cardiolite margin resulting from price and volume reductions associated with the expiration of Cardiolite’s market exclusivity in July 2008 and subsequent introduction of generic competition which began in September 2008, as well as the decrease in available Moly due to the global Moly supply shortage;

•              a $11.5 million reduction of Ablavar margin primarily due to the inventory write-down of Ablavar finished good product which we do not currently believe we will be able to utilize prior to its expiration;

•              a $5.2 million net decrease related to TechneLite and Thallium, which were affected by the global Moly supply shortage; and

•              a $2.6 million decrease in profit associated with new customer rebate contracts.

These decreases were offset, in part, by:

•                  a $16.3 million increase related to DEFINITY volume as a result of a continued demand ramp up from the June 2008 relaunch following a modification of the boxed warning in May 2008;

•                  a $6.1 million reduction in amortization related to intangible customer relationships and capitalized software;

•                  a $3.1 million increase in Xenon margin due to higher volumes and price;

•                  a $1.3 million increase from lower distribution and other overhead costs; and

•                  a $2.3 million increase in margin attributable to our other marketed products.

International:

Cost of goods sold in the year ended December 31, 2010 was $55.5 million compared to $56.1 million in the year ended December 31, 2009, a decrease of approximately $600,000, or 1%. Gross Profit in the year ended December 31, 2010 was $33.7 million compared to $27.3 million in the year ended December 31, 2009, an increase of $6.4 million, or 23%.

The decrease in cost of goods sold was due to lower costs of $1.4 million in third party and other marketed products primarily driven by lower volumes as a result of the global Moly supply shortage, lower amortization of approximately $912,000 related to intangible customer relationships, offset, in part, by an increase of $1.7 million for higher material costs for TechneLite and Thallium which were affected by the global Moly supply shortage. The increase in gross profit was primarily attributable to a $4.3 million change in product mix between Cardiolite, TechneLite and Thallium as a result of the global Moly supply shortage and a net margin increase of $1.2 million in third party and other marketed products, driven primarily by favorable exchange rates.

Sales and Marketing Expenses. Consolidated sales and marketing expenses for the year ended December 31, 2010 were $45.4 million compared to $42.3 million for the year ended December 31, 2009. As a percentage of net revenue, consolidated sales and marketing expenses were 13% and 12% for the years ended December 31, 2010 and 2009, respectively.

United States:

Sales and marketing expenses in the United States for the year ended December 31, 2010 were $40.8 million compared to $37.9 million for the year ended December 31, 2009. As a percentage of net revenue in the United States segment, sales and marketing expenses were 15% and 13% for the years ended December 31, 2010 and 2009, respectively. The $2.9 million, or 8%, increase was primarily attributable to the following:

•                  a $2.2 million increase related to a contract sales force hired in the fourth quarter of 2009 to support the launch of Ablavar;

•                  an approximate $900,000 increase related to advertising and other promotional materials, samples and other related costs associated with Ablavar;

•                  a $378,000 increase related to costs to support the launch of and sales force training for Ablavar;

•                  a $431,000 increase related to new product and business development initiatives for flurpiridaz F-18 and other potential products; and

•                  a $272,000 increase related to site depreciation, overhead and other costs related to our U.S. sales and marketing function.

These increases were offset, in part, by the following:

•                  an $767,000 decrease in advertising and other promotion costs related to DEFINITY, due to the delay of new agency selection and cost control efforts;

•                  a $450,000 decrease in credit card fees as a result of lower sales revenue; and

•                  a $107,000 decrease in salary, benefits and other employee related expenses associated with our U.S. sales and marketing function.

International:

International sales and marketing expenses for the year ended December 31, 2010 were $4.6 million, compared to $4.4 million for the year ended December 31, 2009. As a percentage of net revenue, sales and marketing expenses were 5% for each of the years ended December 31, 2010 and 2009. The approximate $200,000, or 4%, increase was primarily attributable to market research related to product opportunities in foreign markets.

General and Administrative Expenses. Consolidated general and administrative expenses for the year ended December 31, 2010 were $30.0 million compared to $35.4 million for the year ended December 31, 2009, a decrease of $5.4 million, or 15%.

United States:

In the United States, general and administrative expenses for the year ended December 31, 2010 were $27.1 million compared to $33.2 million for the year ended December 31, 2009. The $6.1 million, or 18%, decrease was attributable to the following:

•                  a $2.7 million decrease in external consulting related to our infrastructure cost improvement initiative;

•                  a $2.1 million decrease related to lower salary, benefits and employee related expenses within the general and administrative functions;

•                  an approximate $800,000 decrease in information technology external contractor and services, primarily for non-recurring business transition activities in 2009 as well as cost control efforts in 2010;

•                  an approximate $300,000 decrease in legal fees and professional services primarily related to reimbursement of legal expenses for pre-divestiture related activity;

•                  an approximate $400,000 decrease business and advisory professional services primarily related to business transition activity in 2009; and

•     these decreases were offset, in part, by an approximately $200,000 increase in overhead and other expense.

International:

International general and administrative expenses for the year ended December 31, 2010 were $2.9 million compared to $2.2 million for the year ended December 31, 2009. The approximate $700,000, or 31%, increase was attributable to increased bad debt reserves, recruitment fees and other expenses.

Research and Development Expenses

Consolidated research and development expenses for the year ended December 31, 2010 were $45.1 million compared to $44.6 million in the year ended December 31, 2009, an increase of approximately $499,000, or 1%.

The following table summarizes the primary components of our research and development expenses for the year ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
	(dollars in millions)

Flurpiridaz F-18	$3.3	$4.2
Other clinical programs	0.6	3.6
Total clinical programs	3.9	7.8

Personnel salary, benefits and other employee related	22.1	18.3
General research and development expenses	19.1	18.5
Total research and development expenses	$45.1	$44.6

United States:

In the United States, research and development expenses for the year ended December 31, 2010 were $44.6 million compared to $43.5 million in the year ended December 31, 2009 an increase of approximately $1.1 million, or 3%.

The following summarizes the expenses associated with our primary research and development programs:

Flurpiridaz F-18.  During the year ended December 31, 2010, we incurred $3.3 million in expenses related to our PPA clinical program compared to $4.2 million during the year ended December 31, 2009, a decrease of approximately $900,000, or 22%. This decrease was primarily due to the completion of patient enrollment in our Phase 2 study in second quarter of 2010.

Other Clinical Programs.  During the year ended December 31, 2010, we incurred approximately $600,000 in expenses related to other clinical trial programs compared to $3.6 million during the year ended December 31, 2009, a decrease of $3.0 million, or 83%. The decrease was due to a $1.5 million reduction in clinical trial costs resulting from the completion of our Cardiolite long-term follow up study, a decrease of approximately $900,000 from the completion of a DEFINITY Phase 4 study, and a decrease of approximately $500,000 for other Phase 2 stage clinical programs due to timing.

Personnel salary, benefits and other employee related expenses in the United States were $21.8 million in the year ended December 31, 2010 compared to $18.0 million in the year ended December 31, 2009, an increase of $3.8 million, or 21%. This increase was due primarily to new employees hired during the second half of 2009 to support clinical programs, including medical liaison support for Ablavar.

General research and development expenses in the United States were $19.0 million in the year ended December 31, 2010 compared to $17.9 million in the year ended December 31, 2009, an increase of approximately $1.1 million, or 6%. The increase is due to $1.5 million for additional pharmacovigilance services and product support, approximately $800,000 in regulatory fees primarily related to our U.S. supplemental New Drug Application (“sNDA”) filing for DEFINITY stress indication and our annual product registration fee to the European Medicines Agency, as well as increased regulatory fees, and approximately $200,000 in external research grants. These increases were offset, in part, by a $1.4 million decrease primarily in other clinical, lab supplies and services related to earlier (pre-Phase 2) clinical programs primarily for lower API optimization and production costs.

International:

International research and development expenses for the year ended December 31, 2010 were approximately $500,000 compared to $1.1 million in the year ended December 31, 2009 a decrease of approximately $600,000, or 55%. This decrease was primarily attributable to lower regulatory service cost in the European market.

Our research and development expenses related to our Flurpiridaz F-18 program for 2010 consisted primarily of costs related to the completion of our Phase 2 and the planning of our Phase 3 clinical trials. We expect to commence our Phase 3 trials in the second quarter of 2011 and expect to incur additional expenses related to our Phase 3 trials in 2011.

Interest Expense.  Interest expense was $20.4 million in the year ended December 31, 2010 compared to $13.5 million in the year ended December 31, 2009, an increase of $6.9 million, or 51%. This increase was due to the interest related to our Existing Notes issued in May 2010.

Interest Income.  Interest income was $179,000 in the year ended December 31, 2010 compared to $73,000 in the year ended December 31, 2009, an increase of $106,000, or 145%. This change was due to increased cash balances in interest bearing savings accounts.

Other Income, net.  Other income, net in the year ended December 31, 2010 was $1.3 million compared to $2.7 million in the year ended December 31, 2009. The decrease was primarily attributable to changes in the amount of income recognized related to our tax indemnification agreement with BMS, as well as changes in the foreign currency relationship, primarily between the British Pound and U.S. dollar currencies, in 2010 as compared to 2009.

Provision for Income Taxes. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete events that may not occur in any given year, but are not consistent from year to year. The provision for income taxes was $2.5 million in the year ended December 31, 2010 compared to $22.0 million in the year ended December 31, 2009, a decrease of $19.5 million. This decrease was primarily due to lower taxable income in 2010 as compared to 2009. Our effective tax rates for the years ended December 31, 2010 and 2009 were 33.1% and 51.9%, respectively. The effective tax rate was lower than the statutory rate in 2010 due to the foreign tax rate differential, the utilization of net operating losses, research credits, an adjustment to the tax rate applied to net state deferred tax assets and adjustments to prior years tax returns. The excess of our effective tax rate over the statutory rate in 2009 results primarily from uncertain tax positions and the impact of changing the tax rate on state deferred taxes. Undistributed earnings of various foreign subsidiaries aggregated $9,5 million and $6,5 million at December 31, 2010 and 2009, respectively. As of December 31, 2010 the Company does not plan to distribute earnings from any of its foreign subsidiaries. If the Company were to distribute its foreign earnings, the estimated tax would be approximately $1.3 million.

Comparison of the Years Ended December 31, 2009 and 2008

The following table sets forth certain consolidated statements of income data and information for the periods indicated:

	Year Ended December 31,
	2009	2008	Change $	Change %
	(dollars in thousands)
Net Product Revenues
Cardiolite	$119,304	$321,674	$(202,370)	(63)%
TechneLite	112,910	124,287	(11,377)	(9)
DEFINITY	42,942	20,439	22,503	110
Other currently marketed products	77,147	65,340	11,807	18
Total net product revenues	352,303	531,740	(179,437)	(34)
License and other revenues	7,908	5,104	2,804	55
Total revenues	360,211	536,844	(176,633)	(33)
Cost of goods sold	184,844	244,496	(59,652)	(24)
Gross profit	175,367	292,348	(116,981)	(40)
Sales and marketing	42,337	45,730	(3,393)	(7)
General and administrative	35,430	64,909	(29,479)	(45)
Research and development	44,631	34,682	9,949	29
In-process research and development	—	28,240	(28,240)	(100)
Operating income	52,969	118,787	(65,818)	(55)
Interest expense	(13,458)	(31,038)	(17,580)	(57)
Interest income	73	693	(620)	(89)
Other income, net	2,720	2,950	(230)	(8)
Income before income taxes	42,304	91,392	(49,088)	(54)
Provision for income taxes	(21,952)	(48,606)	(26,654)	(55)
Net income	$20,352	$42,786	$(22,434)	(52)

Revenues

Net Product Revenues.  We recognized consolidated revenue from net product sales of $352.3 million in the year ended December 31, 2009 compared to $531.7 million in the year ended December 31, 2008, a decrease of $179.4 million, or 34%.

United States:

Net Product Revenues.  We recognized revenue from net product sales of $268.9 million in the year ended December 31, 2009 compared to $445.4 million in the year ended December 31, 2008, a decrease of $176.5 million, or 40%. This decrease was primarily due to:

•                  a $194.4 million, or 68%, decrease in Cardiolite sales from $286.3 million in 2008 to $91.9 million in 2009. This decrease was primarily due to the expiration of Cardiolite’s market exclusivity in July 2008 and the introduction of generic competition which began in September 2008. Although we were still able to maintain our leadership position, unit volume and price decreased by 22% and 47%, respectively, in 2009 as compared to 2008. See “—Key Factors Affecting Our Results—Cardiolite Competitive Position;” and

•                  a $8.7 million, or 8%, decrease in TechneLite sales from $112.0 million in 2008 to $103.3 million in 2009. This decrease was primarily due to lower volume caused by the global Moly supply shortage which began in May 2009 offset, in part, by an increase in price, due to the incremental Moly and distribution costs that we were able to pass through to our customers,

These decreases were offset, in part, by:

•                  a $21.6 million, or 105%, increase in DEFINITY sales from 2008 to 2009 due to a 104% increase in sales volume as a result of the modification of the boxed warning in May 2008 and the subsequent relaunch of the product in June 2008; and

•                  a $5.0 million, or 19%, increase in other marketed products largely due to $2.5 million of higher sales of Thallium due to its substitution for technetium-based products as a result of the global Moly supply shortage and $3.0 million decrease in customer rebates in 2009 as compared to 2008 as a result of a decrease in sales of Cardiolite offset partly by a net $465,000 decrease in our other marketed products.

License and Other Revenues.  License and other revenue increased $2.7 million, or 52%, to $7.9 million in the year ended December 31, 2009 from $5.2 million in the year ended December 31, 2008. This increase is primarily due to $2.5 million in license revenue recorded in 2009. In addition, we recorded $5.4 million and $5.2 million in fiscal years 2009 and 2008, respectively, in other revenue related to our contract manufacturing services related to a product for one customer.

International

Net Product Revenues. We recognized revenue from net product sales of $83.4 million in the year ended December 31, 2009 compared to $86.3 million in the year ended December 31, 2008, a decrease of $2.9 million, or 3%. This decrease was primarily due to favorable currency exchange of approximately $2.3 million and net lower product sales due to the decrease in available Moly caused by the global Moly supply shortage.

Costs and Expenses

Cost of Goods Sold. Cost of goods sold in the year ended December 31, 2009 was $184.8 million compared to $244.5 million in the year ended December 31, 2008, a decrease of $59.7 million, or 24%. Gross profit in the year ended December 31, 2009 was $175.4 million compared to $292.4 million in the year ended December 31, 2008, a decrease of $117.0 million, or 40%.

United States:

Cost of goods sold in the year ended December 31, 2009 was $128.7 million compared to $187.8 million in the year ended December 31, 2008, a decrease of $59.1 million, or 31%. Gross profit in the year ended December 31, 2009 was $148.1 million compared to $262.7 million in the year ended December 31, 2008, a decrease of $114.6 million, or 44%.

The decrease in cost of goods sold was due, in part, to a decrease of $33.1 million in intangible amortization primarily related to the Cardiolite patent exclusivity which expired in July 2008. In addition, cost of goods sold decreased approximately $18.1 million due to the change in product mix between TechneLite and Thallium as a result of the global Moly supply shortage, a $6.1 million inventory revaluation recorded in 2008 as a result of the acquisition of our business from BMS, a $1.4 million decrease primarily as a result of changes in Cardiolite volumes due to the generic event in 2008 and a net decrease of approximately $400,000 in our other marketed products.

The decrease in gross profit was primarily attributable to price reductions for Cardiolite resulting from the introduction of competing generic products of approximately $193.0 million and net decreases of $1.0 million in our other marketed products offset, in part, by higher DEFINITY margin of approximately $22.4 million due to increasing volume as a result of the modification of the boxed warning in May 2008 and the subsequent relaunch of the product in June 2008, increased margins associated with the change in product mix between TechneLite and Thallium of approximately $11.9 million, lower intangible amortization of $33.1 million noted above, an inventory revaluation of $6.1 million recorded in 2008 associated with the acquisition of the business from BMS, lower customer rebates of $3.4 million due to lower Cardiolite sales and increased margin on license revenue of $2.5 million.

International:

Cost of goods sold in the year ended December 31, 2009 was $56.1 million compared to $56.7 million in the year ended December 31, 2008, a decrease of approximately $500,000, or 1%.  Gross Profit in the year ended December 31, 2009 was $27.3 million compared to $29.6 million in the year ended December 31, 2008, a decrease of $2.3 million, or 8%.

The decrease in cost of goods sold was due to a $2.1 million inventory revaluation recorded in 2008 as a result of the acquisition of our business from BMS offset, in part, by an increase of approximately $600,000 due to the change in product mix between TechneLite and Thallium as a result of the global Moly supply shortage and a net increase of $1.0 million in our other marketed products driven primarily by exchange rates.

The decrease in gross profit was primarily attributable to a $7.1 million decrease due to the a reduction in Cardiolite and TechneLite margins offset by an increase in Thallium as a result of the global Moly supply shortage offset, in part, by an inventory revaluation of $2.1 million recorded in 2008 and a net increased margin of $2.7 million in our other marketed products primarily associated with favorable exchange rates.

Sales and Marketing Expenses. Consolidated Sales and marketing expenses for the year ended December 31, 2009 were $42.3 million compared to $45.7 million for the year ended December 31, 2008. As a percentage of net revenue, sales and marketing expenses were 12% and 9% for the years ended December 31, 2009 and 2008, respectively.

United States:

In the United States, sales and marketing expenses were $37.9 million in the year ended December 31, 2009 compared to $40.0 million in the year ended December 31, 2008. As a percentage of net revenue in the United States segment, sales and marketing expenses were 13% and 8% for the years ended December 31, 2009 and 2008, respectively. The $2.1 million, or 5%, decrease was primarily attributable to the following:

•      a decrease of approximately $700,000 in salary and other costs related to certain personnel reductions in our field sales force; and

•      a decrease of $4.7 million in employee travel, meetings and other employee expenses related to personnel reductions and cost reduction initiatives.

These decreases were offset, in part, by the following:

•      an increase of approximately $2.1 million related to promotional materials, advertising and other costs, including market research, regulatory fees and other marketing programs, associated with the launch of Ablavar;

•      an increase of $947,000 related to the hiring of a contract sales force to support the launch of Ablavar; and

•      an increase of $213,000 for promotional materials, advertising for DEFINITY and Cardiolite.

International:

International sales and marketing expenses were $4.4 million in the year ended December 31, 2009, compared to $5.7 million in the year ended December 31, 2008. As a percentage of net revenue in the International segment, sales and marketing expenses were 5% and 9% for the years ended December 31, 2009 and 2008, respectively. The $1.3 million, or 23%, decrease was primarily attributable to a decrease of salary and other costs related to certain personnel reductions in our field sales force and marketing organization.

General and Administrative Expenses. Consolidated general and administrative expenses for the year ended December 31, 2009 were $35.4 million compared to $64.9 million for the year ended December 31, 2008, a $29.5 million, or 45%, decrease in 2009.

United States:

United States general and administrative expenses for the year ended December 31, 2009 were $33.2 million compared to $63.0 million for the year ended December 31, 2008, a $29.8 million, or 47%, decrease in 2009. The decrease was primarily attributable to the following:

•      a decrease of approximately $13.0 million in termination and severance related charges associated with the closure of our European operations in 2008;

•      a decrease of approximately $10.8 million in transition related charges attributable to our service support agreements with BMS following our divestiture;

•      a decrease of approximately $4.5 million in consulting and other related expenses to support a stand alone infrastructure, payroll implementation, treasury and other divestiture related activities;

•      a decrease of approximately $2.5 million in legal fees primarily related to lower transition and intellectual property related activity;

•      a decrease of approximately $1.0 million related to lower bonus expense for the year ended at December 31, 2009 as compared to December 31, 2008; and

•      a decrease of approximately $1.0 million for independent educational grants, which were included in general and administrative costs in 2008 and included in research and development in 2009.

The decreases were offset, in part, by the following:

•      an increase of approximately $1.2 million in salary, wages and other personnel related costs;

•      an increase of approximately $1.1 million in depreciation expense primarily related to information technology hardware and software purchased in 2008; and

•      an increase of approximately $700,000 in overhead expense related to increased costs to operate our North Billerica, Massachusetts facility.

International:

International general and administrative expenses for the year ended December 31, 2009 were $2.2 million compared to $1.9 million for the year ended December 31, 2008, the increase of approximately $300,000 was primarily attributable to additional personnel salary, benefits and services to support a stand-alone business.

Research and Development Expenses. Consolidated Research and development expenses in the year ended December 31, 2009 were $44.6 million compared to $34.7 million in the year ended December 31, 2008, an increase of approximately $9.9 million, or 29%.

The following table summarizes the primary components of our research and development expenses for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
	(dollars in millions)
Flurpiridaz F-18	$4.2	$2.3
(18)F LMI1195	0.8	—
Other clinical programs	2.8	1.9
Total clinical programs	7.8	4.2
Personnel salary, benefits and other employee related	18.3	17.0
General research and development expenses	18.5	13.5
Total research and development expenses	$44.6	$34.7

United States:

United States research and development expenses for the year ended December 31, 2009 were $43.5 million compared to $34.2 million in the year ended December 31, 2008, an increase of approximately $9.3 million, or 27%.

The following summarizes the expenses associated with our primary research and development programs:

Flurpiridaz F-18. During the year ended December 31, 2009, we incurred $4.2 million in expenses related to our PPA clinical program compared to $2.3 million during the year ended December 31, 2008, an increase of $1.9 million, or 84%. This increase was primarily due to a $1.2 million increase in clinical services and analysis costs related to our Phase 2 clinical trial, a $430,000 increase in clinical site costs due to increased enrollment in the Phase 2 trial and a $276,000 increase in contractor site-monitoring support and travel expenses related to increased effort in the Phase 2 clinical trial.

18F LMI1195 (“Cardiac Neuronal Imaging”). During the year ended December 31, 2009, we incurred $769,000 in expenses related to our Cardiac Neuronal Imaging program in its initial year of clinical trials. Because this was the initial year of clinical trial expenses under the program, the expenses incurred related primarily to:

•      approximately $448,000 of expenses related to clinical services and analysis costs related clinical trial interpretation; and

•      approximately $321,000 in clinical site costs related to increasing enrollment in the program.

Other Clinical Programs. During the year ended December 31, 2009, we incurred $2.8 million in expenses related to other clinical trial programs compared to $1.9 million during the year ended December 31, 2008, an increase of approximately $900,000, or 47%. The increase related primarily to $901,000 in contractor support and professional services fees for the completion of a DEFINITY Phase 4 study.

Personnel salary, benefits and other employee related expenses in the United States were $18.0 million in the year ended December 31, 2009 compared to $16.6 million in the year ended December 31, 2008, a $1.4 million, or 9%, increase. This increase was due to $1.5 million in salary costs to support clinical programs and a $487,000 increase in field based technical MRI support related to Ablavar, offset, in part, by a decrease of $637,000 in lower bonus expenses as a result of not fully achieving certain annual EBITDA targets in 2009.

General research and development expenses in the United States were $17.8 million in the year ended December 31, 2009 compared to $13.4 million in the year ended December 31, 2008, a $4.4 million, or 33%, increase. The increase is due primarily to a $2.0 million increase in research, clinical and lab supplies resulting from our continued research efforts and $3.1 million in other professional and contracted services to support chemistry, manufacture and control development, PPA development, data statistic management and clinical compliance for clinical sites. This was offset by a decrease in unallocated facility related costs, which were $0.6 million due to reduced infrastructure costs. The remaining general research and development expenses, which are incurred in support of all of our research and development programs, are not easily allocable to any individual program, and therefore, have been included in general research and development expenses.

International:

International research and development expenses for the year ended December 31, 2009 were $1.1 million compared to $446,000 in the year ended December 31, 2008 an increase of approximately $650,000, or 146%. The increase was attributable to increased regulatory support to our European operations.

In-process Research and Development (“IPR&D”).  In 2008, as a result of the acquisition from BMS, we allocated $28.2 million to IPR&D. The value assigned to IPR&D was determined by estimating costs to develop the purchased IPR&D into commercially viable product, the phase the project was in and our potential revenue generated from the project. The estimated fair value of in-process research and development related to PPAs. Immediately following the closing of the acquisition, the $28.2 million IPR&D was charged to expense. The IPR&D relates to the PET programs.

Other

Interest Expense.  Interest expense was $13.5 million in 2009, compared to $31.0 million in 2008, a decrease of $17.6 million, or 57%. This decrease was due to a decrease in our outstanding debt in 2009 of approximately $49.1 million.

Interest Income.  Interest income was $73,000 in 2009, compared to $693,000 in 2008, a decrease of $620,000, or 89%. This change was due to a decrease in available cash balances and lower interest rates.

Other Income, net.  Other income, net in 2009, was $2.7 million, compared to $3.0 million in 2008. The decrease was primarily attributable to changes in the amount of income recognized related to our tax indemnification agreement with BMS.

Provision for Income Taxes. The provision for income taxes was $22.0 million in 2009 compared to $48.6 million in 2008, a decrease of $26.6 million. This decrease was due to lower taxable income in 2009 as compared to 2008. Our effective tax rates for the years ended December 31, 2009 and 2008 were 51.9% and 53.2%, respectively. The excess of our effective tax rate over the statutory rate in 2009 is driven principally by the tax effect of our uncertain tax positions and the impact of the changes in the applicable state tax rates that are applied to deferred tax assets. The excess of our effective tax rate over the statutory rate in 2008 results from the tax effect of the in-process research and development charge, and our uncertain tax positions.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows:

				% Change
	Year Ended December 31,			2010 Compared	2009 Compared
	2010	2009	2008	to 2009	to 2008
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$26,317	$95,783	$178,445	(73)%	(46)%
Investing activities	(8,550)	(38,351)	(530,832)	(78)%	(93)%
Financing activities	(17,550)	(49,102)	376,466	(64)%	(113)%

Net Cash Provided by Operating Activities

Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash provided by operating activities is primarily driven by our earnings and changes in working capital.

Operating cash flow is derived by adjusting net income for:

•      Non-cash operating items such as depreciation and amortization, deferred income taxes, provisions for excess and obsolete inventory, deferred financing amortization and share-based compensation charges;

•      Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.

The decrease in cash provided by operating activities for 2010 as compared to 2009 was primarily driven by decreased cash receipts associated with customer receivables at the end of 2010 and increased expenditures for inventory purchases associated with manufacturing of Ablavar, which was launched in January 2010.

The decrease in cash provided by operating activities for 2009 as compared to 2008 was primarily driven by the timing of payments of certain accrued expenses and other liabilities.

Net Cash Used in Investing Activities

Our primary uses of cash in investing activities are for the purchase of property and equipment and the acquisition of product rights. Net cash used in investing activities in 2010 and 2009 reflected the purchase of property and equipment for $8.3 million and $8.9 million, respectively. In addition, in 2010 and 2009, investing activities used $215,000 and $29.5 million, respectively, of cash for the acquisition of the rights to a MRA agent, now known as Ablavar.

Net cash used in investing activities in 2008 primarily reflected the Holdings acquisition of the BMSMI and the purchase of property and equipment. We do not expect to have significant proceeds from investing activities.

Net Cash Provided by (Used in) Financing Activities

Historically, our primary sources of cash flows from financing activities have been the proceeds from the issuance of our 2008 term loan of $296.5 million, proceeds from borrowing on our line of credit of $28.0 million and proceeds from the issuance of common stock of $245.4 million. Going forward, we expect our primary sources of cash flows from financing activities to be debt or equity issuances or other arrangements that we may enter into. Our primary historical uses of cash in financing activities are principal payments on our term loan and line of credit. On May 10, 2010, we issued $250.0 million of Restricted Notes. The proceeds of the Restricted Notes were used (i) to repay amounts due under our then existing term loan agreement and (ii) to pay a dividend to Holdings to repay its $75.0 million demand note and for it to repurchase $90.0 million of Holdings’ Series A Preferred Stock at the accreted value.

Net cash used in financing activities in 2009 reflected aggregate principal payments on our term loan of $49.1 million and proceeds from the draw down on our line of credit of $28.0 million offset by payments on our line of credit of $28.0 million.

Net cash provided by financing activities in 2008 reflected proceeds from the issuance of our term loan of $296.5 million and proceeds from the issuance of common stock of $245.4 million offset by aggregate principal payments on our term loan $153.7 million and debt issuance costs in connection with issuance of the term loan of $11.7 million.

Sources of Liquidity

On May 10, 2010, we issued $250.0 million in aggregate principal amount of 9.750% Restricted Notes at face value, net of issuance costs of $10.1 million, under an indenture, dated May 10, 2010. The net proceeds of the Restricted Notes were used to repay $77.9 million due under our outstanding credit agreement and to issue a $163.8 million dividend to Holdings. Holdings utilized the dividend to repay a $75.0 million demand note and to repurchase $90.0 million of Holdings’ Series A Preferred Stock at the accreted value. The $75.0 million demand note was issued in June 2009, was payable on demand by Holdings and had an interest rate equal to the greater of the prime rate plus 2.25% or LIBOR plus 5.0%; the interest rate at December 31, 2009 was 5.5%. On February 2, 2011, we consummated an exchange offer where we exchanged $250.0 million aggregate principal amount of our Restricted Notes, for an equal principal amount of Exchange Notes (the “Exchange Notes” and together with the Restricted Notes, the “Existing Notes”), with substantially identical terms in all respects. The Existing Notes mature on May 15, 2017. Interest on the Existing Notes accrues at a rate of 9.750% per year and is payable semiannually in arrears on May 15 and November 15 commencing on November 15, 2010. We anticipate our annual interest expense will increase to $24.4 million as a result of the issuance of the Existing Notes. The impact of increased interest payments related to the Existing Notes will be offset, in part, by the elimination of principal payments which were required under the term loan agreement and were being made on an accelerated basis through April 2010, as well as an expected increase in our results of operations and cash flows from growth in DEFINITY, as well as TechneLite, now that the NRU reactor is again operational.

In connection with the refinancing described above, our revolving line of credit was replaced with a $42.5 million revolving credit facility (the “Facility”) with the ability to request the lenders to increase the Facility by an additional amount of up to $15.0 million at the discretion of the lenders. Interest on the Facility will be at LIBOR plus 4% or Reference Rate (as defined in the agreement) plus 3%. At December 31, 2010, there were no amounts outstanding under the Facility and our aggregate borrowing capacity was $42.5 million.

On March 4, 2011, we announced that we commenced the Solicitation to holders of the Existing Notes pursuant to the Solicitation Statement, dated March 4, 2011, in order to amend the indenture governing the Existing Notes. The Solicitation will expire at 5:00 p.m., New York City time, on March 14, 2011 (the “Expiration Date”), unless extended. The Solicitation seeks to amend the restricted payments covenant of the indenture governing our Existing Notes to provide for additional restricted payments capacity. The proposed amendment would enable us to undertake an offering of additional notes under the Indenture and to use the net proceeds to, among other things, make a distribution to our immediate parent company, Intermediate. If the Solicitation is successful, we will make a cash payment of $15 per $1,000 in principal amount to each holder of Existing Notes that validly delivers a duly executed consent on or prior to the Expiration Date and who has not revoked such consent in accordance with the procedures described in the Solicitation Statement. Our obligation to pay such cash payment is contingent upon, among other things, the satisfaction or waiver, where possible, of the conditions set forth in the Solicitation Statement, including the consummation of an offering of additional notes under the indenture governing the Existing Notes in an aggregate principal amount of $150.0 million. There can be no assurance that the Solicitation will be successful.

In addition to the Solicitation, we are seeking the consent of the lenders under our revolving credit facility to amend such agreement to allow us to use the net proceeds of such potential new notes offering described in the manner set forth above. Such amendment would also modify the financial covenants contained in the agreement and adjust the effective interest rate of borrowings thereunder. There can be no assurance that such amendment will be obtained.

The Existing Notes contain certain covenants of us and the guarantors that limit the payments of dividends, incurrence of additional indebtedness and guarantees, issuance of disqualified stock and preferred stock, transactions with affiliates and a merger, consolidation or sale of all or substantially all of our assets. As of December 31, 2010, we were in compliance with all applicable covenants. In addition, the Facility requires us to comply with financial covenants, including a total leverage ratio and interest coverage ratio, beginning with the quarter ended September 30, 2010, as well as limitations on the amount of capital expenditures. The financial ratios are determined by our EBITDA as defined in the Facility (“Facility EBIDA”). The total leverage ratio is the financial covenant that is currently the most restrictive, which requires Lantheus Intermediate and its Subsidiaries (as defined in the Facility) to maintain a leverage ratio of 3.75 to 1.00 for each fiscal quarter in 2010 beginning with the quarter ended September 30, 2010 and the first three fiscal quarters in 2011, 3.50 to 1.00 in the last fiscal quarter of 2011 and the first three fiscal quarters of 2012 and 3.25 to 1.00 thereafter. The interest coverage ratio requires Lantheus Intermediate and its Subsidiaries (as defined in the Facility) to have a coverage ratio of 2.25 to 1.00 for each fiscal quarter in 2010 and 2011 and the first three fiscal quarters of 2012, and 2.50 to 1.00 thereafter. Although we believe that our anticipated Facility EBITDA amounts will be sufficient such that we will be in compliance with our financial covenants, if our upcoming quarterly earnings are not sufficient, we could be in violation of the leverage ratio covenant.

We may from time to time repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases of any notes outstanding, prepayments of our term loans or other retirements or refinancing of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, would be decided upon at the sole discretion of our Board of Directors and will depend on market conditions, trading levels of our debt from time to time, our cash position and other considerations.

We entered into an inventory supply agreement with Covidien in connection with the launch of Ablavar. This agreement has a minimum quarterly purchase commitment ranging from $6.3 million to $7.5 million through September 2012. At December 31, 2010, the total of this remaining minimum purchase commitment was approximately $41.3 million. Accordingly, significant cash outflows will be required during the term of this purchase commitment and for costs incurred in connection with the product launch, with limited cash inflows from Ablavar until market penetration increases further. We believe that we will be able meet this obligation as a result of our expected increase in results of operations and cash flows, which we believe will result from continued increases in the sale of DEFINITY, which continues to experience market growth approaching sales levels prior to the boxed warning, increase in the sales of TechneLite resulting from the now normalized and sustained Moly supply, increase in the sales of Ablavar as we continue our U.S. launch of the product and the anticipated continued strong position of Cardiolite products. In addition, while the loss of gross profit due to the global Moly shortage did have a detrimental impact on our cash flows and results of operations, we continued to generate positive cash flows from operations during the period of the Moly shortage and we did not make any significant changes to our strategic initiatives as a result of the shortage.

Funding Requirements

Our future capital requirements will depend on many factors, including:

•      the level of product sales of our currently marketed products and any additional products that we may market in the future;

•      the scope, progress, results and costs of development activities for our current product candidates and whether we obtain a partner to help share such development costs;

•      the costs, timing and outcome of regulatory review of our product candidates;

•      the number of, and development requirements for, additional product candidates that we pursue;

•      the costs of commercialization activities, including product marketing, sales and distribution and whether we obtain a partner to help share such commercialization costs;

•      the costs and timing of establishing manufacturing and supply arrangements for clinical and commercial supplies of our product candidates and products;

•      the extent to which we acquire or invest in products, businesses and technologies;

•      the extent to which we choose to establish collaboration, co-promotion, distribution or other similar arrangements for our marketed products and product candidates;

•      the cost of defending any claims relating to product liability, regulatory compliance or other matters;

•      the cost of interest on any additional debt which we incur under our financing arrangements; and

•      the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending claims related to intellectual property owned by or licensed to us.

To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives, to the extent such transactions are permissible under the covenants of our indenture and credit agreement. If any of the transactions require a waiver under the covenants in our indenture and credit agreement, we will seek to obtain such a waiver to remain in compliance with the covenants of the indenture and credit agreement. Our only committed external source of funds is borrowing availability under the Facility. On May 10, 2010, our $50.0 million revolving credit facility was replaced with the Facility. At December 31, 2010, we had $42.5 million of borrowing availability under the Facility. Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all.

As of December 31, 2010, we had $33.0 million of cash and cash equivalents. Based on our current operating plans, we believe that our existing cash and cash equivalents, results of our operations and our borrowing capacity under the Facility will be sufficient to continue to fund our liquidity requirements for at least the next twelve months.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, certain suppliers, contingent royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. The following table summarizes our contractual obligations as of December 31, 2010:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Debt obligations (principal)	$250,000	$—	$—	$—	$250,000
Interest on debt obligations	155,391	24,375	48,750	48,750	33,516
Operating leases(1)	4,478	938	1,503	1,004	1,033
Purchase obligations(2)	209,876	85,258	124,618	—	—
Asset retirement obligation	4,372	—	—	—	4,372
Other long-term liabilities(3)	33,032	—	—	—	33,032
Total contractual obligations	$657,149	$110,571	$174,871	$49,754	$321,953

(1)           Operating leases include minimum payments under leases for our facilities and certain equipment. See “Item 2—Properties.”

(2)           Purchase obligations include fixed or minimum payments under manufacturing and service agreements with Covidien and other third-parties.

(3)           Due to the uncertainty related to the timing of the reversal of uncertain tax positions, the liability is not subject to fixed payment terms and the amount and timing of payments, if any, which we will make related to this liability, are not known.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.

Effects of Inflation

We do not believe that inflation has had a significant impact on our revenues or results of operations since inception. We expect our cost of product sales and other operating expenses will change in the future in line with periodic inflationary changes in price levels. Because we intend to retain and continue to use our property and equipment, we believe that the incremental inflation related to the replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources. While our management generally believes that we will be able to offset the effect of price-level changes by adjusting our product prices and implementing operating efficiencies, any material unfavorable changes in price levels could have a material adverse affect on our financial condition, results of operations and cash flows.

Recent Accounting Standards

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, we have elected to implement ASU 2010-17 prospectively, and as a result, the effect of this guidance will be limited to future transactions.

In December 2010, the FASB issued ASU No. 2010-027, Fees Paid to the Federal Government by Pharmaceutical Manufacturers (ASU 2010-027). ASU 2010-027 provides guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufactures and importers on branded prescription drugs which was mandated under the health care reform legislation enacted in the U.S. in March 2010. Under this new accounting standard, the annual fee would be presented as a component of operating expenses and recognized over the calendar year such fees are payable using a straight-line method of allocation unless another method better allocates the fee over the calendar year. This ASU is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective. We do not expect the adoption of this accounting standard will have an impact on our financial position or results of operations.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments to reduce these risks or for trading purposes.

Interest Rate Risk

We are subject to interest rate risk in connection with the Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of December 31, 2010, there was no amount outstanding under the Facility. Any increase in the interest rate under the Facility will have a negative impact on our future earnings, depending on the outstanding balance of the Facility during the respective period.

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During 2010 and 2009, the net impact of foreign currency changes on transactions was a loss of $209,000 and a gain of $794,000, respectively. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

Gross margins of products we manufacture at our U.S. plants and sell in currencies other than the U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on total revenue was 42.4% in 2010 and 48.7% in 2009. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during 2010, our gross margin on total net product sales would have been 42.4%, 42.6% and 42.9%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during 2009, our gross margin on total net product sales would have been 48.7%, 49.0% and 49.3%, respectively.

In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar (in which we report our consolidated financial results), our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar.

If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales and net income for 2010 would have been impacted by approximately the following amounts:

	Approximate Decrease in Net Revenue	Approximate Decrease in Net Income
	(dollars in thousands)
1%	$(632)	$(18)
5%	(3,160)	(92)
10%	(6,320)	(183)

Item 8.                   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Lantheus MI Intermediate, Inc.

North Billerica, Massachusetts

We have audited the accompanying consolidated balance sheets of Lantheus MI Intermediate, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lantheus MI Intermediate, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 7, 2011

Lantheus MI Intermediate, Inc. and subsidiaries

Consolidated Balance Sheets

(in thousands except share data)	December 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$33,006	$31,480
Accounts receivable, net	50,452	42,951
Inventory	20,117	19,611
Deferred tax assets	4,266	1,167
Other current assets	3,158	2,905
Total current assets	110,999	98,114
Property, plant and equipment, net	120,684	122,760
Capitalized software development costs	3,896	4,802
Intangibles, net	124,689	147,011
Goodwill	15,714	16,818
Deferred tax assets	78,312	79,099
Deferred financing costs	9,425	3,038
Other long-term assets	32,162	20,901
Total assets	$495,881	$492,543

Liabilities and Stockholder’s Equity
Current liabilities
Current portion of long-term debt	$—	$30,000
Accounts payable	24,528	19,710
Accrued expenses	18,605	18,645
Income tax payable	128	1,453
Deferred revenue	7,261	4,750
Total current liabilities	50,522	74,558
Asset retirement obligation	4,372	3,746
Long-term debt, net of current portion	250,000	63,649
Deferred tax liability	1,853	2,199
Deferred revenue	2,668	5,335
Other long-term liabilities	33,032	32,477
Total liabilities	342,447	181,964

Commitments and contingencies (see Notes 15 and 17)	—	—

Stockholder’s equity
Common stock ($0.001 par value, 10,000 shares authorized; 1 share issued and outstanding)	—	—
Additional paid-in capital	150,316	247,883
Retained earnings	2,410	63,138
Accumulated other comprehensive income (loss)	708	(442)
Total stockholder’s equity	153,434	310,579

Total liabilities and stockholder’s equity	$495,881	$492,543

See notes to consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
(in thousands)	2010	2009	2008

Revenues
Net product revenues	$345,747	$352,303	$531,740
License and other revenues	8,209	7,908	5,104
Total revenues	353,956	360,211	536,844

Cost of goods sold	204,006	184,844	244,496
Gross profit	149,950	175,367	292,348

Operating expenses
General and administrative expenses	30,042	35,430	64,909
Sales and marketing expenses	45,384	42,337	45,730
Research and development expenses	45,130	44,631	34,682
In-process research and development	—	—	28,240
Total operating expenses	120,556	122,398	173,561

Operating income	29,394	52,969	118,787

Interest expense	(20,395)	(13,458)	(31,038)
Loss on early extinguishment of debt	(3,057)	—	—
Interest income	179	73	693
Other income, net	1,314	2,720	2,950

Income before income taxes	7,435	42,304	91,392

Provision for income taxes	(2,465)	(21,952)	(48,606)
Net income	$4,970	$20,352	$42,786

See notes to consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Consolidated Statements of Stockholder’s Equity

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholder’s
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at January 1, 2008	—	$—	$—	$—	$—	$—

Issuance of common stock in connection with acquisition	1	—	245,400	—	—	245,400
Comprehensive income
Net income	—	—	—	42,786	—	$42,786
Foreign currency translation	—	—	—	—	(1,745)	(1,745)
Total other comprehensive income						$41,041
Stock-based compensation	—	—	1,368	—	—	1,368

Balance at December 31, 2008	1	—	246,768	42,786	(1,745)	287,809

Comprehensive income
Net income	—	—	—	20,352	—	$20,352
Foreign currency translation	—	—	—	—	1,303	1,303
Total other comprehensive income						$21,655
Stock-based compensation	—	—	1,115	—	—	1,115
Balance at December 31, 2009	1	—	247,883	63,138	(442)	310,579

Dividend paid to LMI Holdings (see Note 11)	—	—	(98,078)	(65,698)	—	(163,776)
Comprehensive income
Net income	—	—	—	4,970	—	$4,970
Foreign currency translation	—	—	—	—	1,150	1,150
Total other comprehensive income						$6,120
Stock-based compensation	—	—	511	—	—	511
Balance at December 31, 2010	1	$—	$150,316	$2,410	$708	$153,434

See notes to consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2010	2009	2008

Cash flow from operating activities
Net income	$4,970	$20,352	$42,786
Adjustments to reconcile net income to cash flow from operating activities
Depreciation	11,377	10,865	10,096
Amortization	23,824	30,842	63,084
Amortization of deferred financing charges	1,812	2,626	6,021
Write-off of deferred financing charges	2,278	—	—
Provision for excess and obsolete inventory	13,814	4,125	5,791
Stock-based compensation	1,634	1,209	1,368
Deferred income taxes	(1,549)	10,826	(4,447)
Acquired in-process research and development	—	—	28,240
Accretion of asset retirement obligation	435	378	355
Loss on disposal of long-lived assets	270	—	—
Long-term income tax receivable	1,519	(942)	(2,475)
Long-term income tax payable	556	3,325	2,475
Non-cash earnings	—	—	(3,325)
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable, net	(7,564)	28,023	72
Prepaid expenses and other assets	(237)	5,480	(1,761)
Inventory	(27,209)	(10,595)	5,294
Deferred revenue	(151)	6,036	4,079
Accounts payable	3,227	(3,171)	5,066
Income tax payable	(1,325)	1,453	(5,950)
Accrued expenses and other liabilities	(1,364)	(15,049)	21,676
Cash provided by operating activities	26,317	95,783	178,445

Cash flows from investing activities
Capital expenditures	(8,335)	(8,856)	(12,175)
Business acquisition, net of cash acquired	—	—	(518,657)
Acquisition of intangibles	(215)	(29,495)	—
Cash used in investing activities	(8,550)	(38,351)	(530,832)

Cash flows from financing activities
Proceeds from issuance of debt	250,000	—	—
Proceeds from issuance of term loan	—	—	296,500
Payment of term loan	(93,649)	(49,102)	(153,749)
Debt issuance costs	(10,125)	—	(11,685)
Proceeds from issuance of common stock	—	—	245,400
Proceeds from line of credit	—	28,000	—
Payment of dividend	(163,776)	—	—
Payment of line of credit	—	(28,000)	—
Cash (used in) provided by financing activities	(17,550)	(49,102)	376,466

Effect of foreign exchange rate on cash	1,309	2,114	(3,043)

Increase in cash and cash equivalents	1,526	10,444	21,036
Cash and cash equivalents, beginning of year	31,480	21,036	—
Cash and cash equivalents, end of year	$33,006	$31,480	$21,036

Supplemental disclosure of cash flow information
Interest paid	$15,246	$10,693	$23,755
Income taxes paid / (refunded), net	$(1,854)	$(2,318)	$56,351

See notes to consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Statements

1.         Description of Business

Separation from Bristol-Myers Squibb

On January 8, 2008, Lantheus MI Holdings, Inc. (“LMI Holdings”) acquired the medical imaging business from Bristol-Myers Squibb (“BMS”) for an aggregate purchase price of $518.7 million, including transaction costs of $14.7 million. The business, now known as Lantheus MI Intermediate, Inc. and its wholly-owned subsidiaries (the “Company” or “Lantheus”), including Lantheus Medical Imaging, Inc., was purchased through a stock and asset purchase agreement, in which LMI Holdings purchased the stock at approximately $487.9 million and certain assets and liabilities for $30.8 million. The acquisition included employees in the United States and other countries dedicated to the Company, related product patent and developed technology and certain other assets, including the manufacturing facilities located in North Billerica, Massachusetts. The Company is a wholly-owned subsidiary of LMI Holdings.

For the purpose of convenience, the Company has assumed an effective date of January 1, 2008 for the acquisition.  The Company determined the results of operations between the effective date and the acquisition date are not material and these results have been included with the Company’s results of operations. In the accompanying 2008 consolidated statement of income, the Company included net revenues of approximately $12.0 million, gross profit of approximately $8.3 million, operating income of approximately $5.4 million and net income of $3.3 million relating to the period from January 1, 2008 through January 7, 2008. The net income effect of this period of $3.3 million has been included as Non-cash earnings within operating activities on the consolidated statement of cash flows and as goodwill on the consolidated balance sheets.

The Company manufactures, markets, sells and distributes medical imaging products globally with operations in the United States, Puerto Rico, Canada and Australia and distribution relationships in Europe, Asia Pacific and Latin America. The Company provides medical imaging products, primarily focused on cardiovascular diagnostic imaging, to nuclear physicians, cardiologists, radiologists, internal medicine physicians, independent delivery networks, group purchasing organizations and technologists/sonographers working in a variety of clinical settings.

The Company’s principal products include:

•  Cardiolite®    -  a myocardial perfusion imaging agent;

•  DEFINITY®  -  an ultrasound contrast agent;

•  TechneLite®  -  a generator that provides the radioisotope used to radiolabel Cardiolite and other radiopharmaceuticals.

In the U.S., the Company’s products are marketed through an internal sales force and sold through distributors to radiopharmacies and end-users. Radiopharmacies reconstitute certain of the products into patient specific unit dose syringes which are then sold directly to hospitals and clinics. Internationally, the Company’s products are marketed through an internal sales force and sold through Company-owned radiopharmacies in certain countries and elsewhere through distributors.

2.         Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates reflected in the Company’s consolidated financial statements include certain judgments regarding revenue recognition, goodwill and intangible asset valuation, inventory valuation, asset retirement obligations, income tax liabilities, deferred tax assets and liabilities, accrued expenses and stock-based compensation. Actual results could materially differ from those estimates or assumptions.

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, title has passed, substantially all the risks and rewards of ownership have transferred to the customer, the selling price is fixed or determinable, and collectibility is reasonably assured. For transactions for which revenue recognition criteria have not yet been met, the respective amounts are recorded as deferred revenue until such point in time the criteria are met and revenue can be recognized. Revenue is recognized net of reserves, which consist of allowances for returns, sales rebates, and chargebacks.

Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. Supply or service transactions may involve the charge of a nonrefundable initial fee with subsequent periodic payments for future products or services. The up-front fees, even if nonrefundable, are earned (and revenue is recognized) as the products and/or services are delivered and performed over the term of the arrangement.

On January 1, 2009, the Company executed an amendment to a license and supply agreement (the “Agreement”) with one of its customers, granting non-exclusive U.S. license and supply rights to the customer for the period from January 1, 2009 through December 31, 2012. Under the terms of the Agreement, the customer paid the Company $10 million in license fees; $8 million of which was received upon execution of the agreement and $2 million of which was received in June 2009 upon delivery of a special license as defined in the Agreement. The Company’s product sales under the Agreement are recognized in the same manner as its normal product sales.  The Company is recognizing the license fees as revenue on a straight line basis over the term of the four-year Agreement.  The Company recognized $2.5 million in license fee revenue in both 2010 and 2009, and had deferred revenue of $5.0 and $7.5 million as of December 31, 2010 and December 31, 2009, respectively, related to the Agreement.  The $5.0 million of deferred revenue as of December 31, 2010 will be recognized as revenue at a rate of $2.5 million per year in 2011 through 2012.

In addition, the Company had other revenue of $5.7 million, $5.4 million and $5.1 million in fiscal years 2010, 2009 and 2008, respectively. Other revenue represents contract manufacturing services related to one of the Company’s products for one customer.  The related costs are included in cost of goods sold.

In January 2010, the Company launched a new medical imaging product, Ablavar, which was acquired by the Company in April 2009. Because the Company was not assured that the price was fixed and determinable and due to the inability to reasonably estimate product returns, the Company has deferred recognition of $2.6 million of revenue relating to Ablavar shipments, associated with a distributor arrangement. The corresponding cost has been recorded in inventory as of December 31, 2010. The Company is recognizing revenue associated with this arrangement on the sell-through method.

Product Returns

The Company provides a reserve for its estimate of sales recorded for which the related products are expected to be returned.  The Company does not typically accept product returns unless an over shipment or non-conforming shipment was provided to the customer, or if the product was defective. The Company adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns. These factors include its estimate of actual and historical return rates for non-conforming product and open return requests.

Distributor Relationships

Revenue for product sold to distributors is recognized at shipment, unless revenue recognition criteria have not been met.  In such instances where collectibility cannot be determined or the selling price cannot be reasonably estimated until the distributor has sold through the goods, the Company defers such revenue until such time as the goods have been sold through to the end-user customer, or the selling price can be reasonably estimated based on history of transactions with such distributor.

Rebates, Discounts and Chargebacks

The Company records a reduction to revenue for estimates of rebates, discounts and chargebacks that are based on its estimated mix of sales to various customers, which are entitled contractually to either discounts or rebates from the Company’s listed prices of its products. In the event that the sales mix is different from its estimates, the Company may be required to pay higher or lower total price adjustments and/or chargebacks than it has estimated. Since the Company only offers discounts to end-user customers under federally mandated programs, chargebacks have not been significant to the Company.

Sales rebates and other accruals were approximately $910,000 and $427,000 at December 31, 2010 and 2009, respectively.  The increase resulted principally from the addition of rebate contracts in 2010. These accruals were established in the same period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability for amounts already paid by the customer and are included in accrued expense and other in the accompanying balance sheets.

Income Taxes

The Company accounts for income taxes using an asset and liability approach.  The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.  Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities.  Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax attributes are expected to be recovered or paid, and are adjusted for changes in tax rates and tax laws when changes are enacted.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  The assessment of whether or not a valuation allowance is required often requires significant judgment including the forecast of future taxable income and the evaluation of tax planning initiatives.  Adjustments to the deferred tax valuation allowances are made in the period when such assessments are made.

The Company accounts for uncertain tax positions using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both.  The Company provides disclosure at the end of each annual reporting period of a tabular reconciliation of unrecognized tax benefits.  The Company classifies interest and penalties within the provision for income taxes.

Cash and Cash Equivalents

Cash and cash equivalents include savings deposits, certificates of deposit and money market funds that have maturities of three months or less when purchased.

Accounts Receivable

Accounts receivable consist of amounts billed and currently due from customers.  The Company maintains an allowance for doubtful accounts for estimated losses.  In determining the allowance, consideration includes the probability of recoverability based on past experience and general economic factors.  Certain accounts receivable may be fully reserved when specific collection issues are known to exist, such as pending bankruptcy.  As of December 31, 2010 and December 31, 2009, the Company had allowances for doubtful accounts of approximately $796,000 and $738,000, respectively.

Concentration of Risks and Limited Suppliers

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable.  The Company periodically reviews its accounts receivable for collectibility and provides for an allowance for doubtful accounts to the extent that amounts are not expected to be collected. The Company sells primarily to large national distributors, which in turn, may resell the Company’s products.   There were three customers that represented greater than 10% of the total accounts receivable balance and net revenue, the majority of which is included in our U.S. segment.

	Accounts Receivable as of		Revenue for the year ended
	December 31,		December 31,
	2010	2009	2010	2009
Company A	23%	21%	27%	30%
Company B	13%	10%	15%	13%
Company C	9%	9%	12%	10%

The Company’s cash and cash equivalents are maintained with various financial institutions.

The Company relies on certain materials used in its development and manufacturing processes, some of which are procured from only one or a few sources. The failure of one of these suppliers to deliver on schedule could delay or interrupt the manufacturing or commercialization process and thereby adversely affect the Company’s operating results. In addition, a disruption in the commercial supply of, or a significant increase in, the cost of one of the Company’s materials from these sources could have a material adverse effect on the Company’s business, financial position and results of operations. In May 2009 until August 2010, Nordion, the Company’s largest supplier of molybdenum-99 (“moly”), a key raw material in the Company’s TechneLite® product, was affected by a nuclear reactor shutdown. The Company was not fully able to replace all of the quantity of supply it previously received from Nordion, which had a negative impact on the Company’s results of operations.

Cardiolite® and TechneLite®, accounted for approximately 22% and 35%, respectively, of net product revenue for the year ended December 31, 2010, 34% and 32%, respectively, of net product revenue for the year ended December 31, 2009 and 60% and 23% respectively for the year ended December 31, 2008. In July 2008, the Company’s market exclusivity for Cardiolite® expired, and in September 2008, the first of several competing generic products to Cardiolite were launched.

Inventory

Inventory includes material, direct labor and related manufacturing overhead, and is stated at the lower of cost or market on a first-in, first-out basis. The Company assesses the recoverability of inventory to determine whether adjustments for impairment are required. Inventory that is in excess of future requirements is written down to its estimated net realizable value based upon forecasted demand for its products. If actual demand is less favorable than what has been forecasted by management, additional inventory write-down may be required.

In January 2010, the Company commercially launched its Ablavar product.  Based on the current expected market penetration and management’s current estimates of projected sales, the Company performed an analysis of its expected utilization of Ablavar inventory on hand and the amount of inventory the Company will be obligated to purchase under an existing purchase arrangement, and recorded an inventory write-down of finished product of $10.9 million in the fourth quarter of 2010.  See Note 6 for further discussion.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Replacements of major units of property are capitalized and replaced properties are retired.  Replacements of minor components of property and repair and maintenance costs are charged to expense as incurred.  Depreciation is generally computed on a straight-line method based on the estimated useful lives of the related assets.  The estimated useful lives of the major classes of depreciable assets are as follows:

Buildings	50 years

Land improvements	40 years
Machinery and equipment	3-20 years
Furniture and fixtures	15 years
Leasehold improvements	Lesser of lease term or 15 years

Upon retirement or other disposal of property, plant and equipment, the cost and related amount of accumulated depreciation are removed from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds is included in operating income.

Capitalized Software Development Costs

Certain costs to obtain internal use software for significant systems projects are capitalized and amortized over the estimated useful life of the software, which ranges from 3 to 5 years.  Costs to obtain software for projects that are not significant are expensed as incurred.  Capitalized software development costs, net of accumulated amortization, was $3.9 million and $4.8 million at December 31, 2010 and December 31, 2009, respectively.  Amortization expense related to the capitalized software was $1.3 million, $1.2 million and $531,000 for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

Goodwill, Intangibles and Long-Lived Assets

Goodwill is not amortized but the carrying value is tested annually for impairment at October 31 as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company performs this test by comparing the fair value of the reporting unit containing goodwill to its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, then the Company would calculate the potential impairment loss by comparing the implied fair value of goodwill with the carrying value of the goodwill. If the implied fair value of goodwill is less than the carrying value, then an impairment charge would be recorded. The Company calculates the fair value of our reporting units using the income approach which utilizes discounted forecasted future cash flows and the market approach which utilizes fair value multiples of comparable publicly traded companies. The discounted cash flows are based on the Company’s most recent long-term financial projections and are discounted using a risk adjusted rate of return which is determined using estimates of market participant risk-adjusted weighted-average costs of capital and reflects the risks associated with achieving future cash flows. The market approach is calculated using the guideline company method, where the Company uses market multiples derived from stock prices of companies engaged in the same or similar lines of business. A combination of the two methods is utilized to derive the fair value of the business in order to decrease the inherent risk associated with each model if used independently. If the fair value were to decline, the Company may be required to incur material charges relating to the impairment of goodwill. The Company did not identify any impairment in goodwill in 2010, 2009 or 2008.

The Company performs impairment testing for intangible and long-lived assets whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. The Company measures the recoverability of assets to be held and used by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment equals the amount by which the carrying amount of the assets exceeds the fair value of the assets. Any impairments are recorded as permanent reductions in the carrying amount of the assets.

Intangible assets, consisting of patents, trademarks and customer relationships related to the Company’s products are amortized in a method equivalent to the estimated utilization of the economic benefit of the asset, with weighted average useful lives ranging from 6 to 19 years. Tradenames and patents are amortized on a straight line basis and customer relationships are amortized on an accelerated basis.

The Company determined that its write down of Ablavar inventory in the fourth quarter of 2010 (see Note 6) represented an event that warranted assessment of the $24.6 million Ablavar patent portfolio for its recoverability.  Based on the Company’s estimate of future undiscounted cash flows associated with the Ablavar product, the Company has concluded the patent portfolio is recoverable by a narrow margin. The Company’s estimate of undiscounted cash flows assumes it is  granted its U.S. request for regulatory extension of its Ablavar patent portfolio until 2020. Currently the Company’s patent rights to Ablavar expire as late as 2017. In the event the Company does not meet its sales expectations or its costs and expenses exceed the costs and expenses incorporated into its projection model, an impairment of the Ablavar patent portfolio may be required.

Deferred Financing Charges

Debt issuance costs are capitalized and amortized to interest expense using the effective interest rate method. As of December 31, 2010 and December 31, 2009, the unamortized deferred financing fees were $9.4 million and $3.0 million, respectively. The expense associated with the deferred financing fees was $1.8 million, $2.6 million and $6.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, and was included in interest expense. In connection with the Company’s refinancing in the second quarter of 2010, a write-off of existing deferred financing charges of $2.3 million was recorded.

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, product and environmental liability.  The Company records accruals for such loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.  The Company does not recognize gain contingencies until realized.

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, including its cash and cash equivalents, receivables, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The estimated fair value of the debt, based on borrowing rates available to the Company at December 31, 2010 for similar debt, was $257.9 million compared to the carrying value of $250.0 million.

Shipping and Handling Costs

The Company typically does not charge customers for shipping and handling costs.  Shipping and handling costs are included in cost of goods sold and were $16.6 million, $16.6 million and $16.1 million for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred and totaled $4.2 million, $4.1 million and $3.4 million for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively, and are included in sales and marketing expenses.

Research and Development

Research and development costs are expensed as incurred and relate primarily to the development of new products to add to the Company’s portfolio and cost related to its medical affairs and medical information functions. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and recognized as an expense as the goods are delivered or the related services are performed.

Foreign Currency Translation

The statements of income of the Company’s foreign subsidiaries are translated into U.S. dollars using average exchange rates.  The net assets of the Company’s foreign subsidiaries are translated into U.S. dollars using the end of period exchange rates.  The impact from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation adjustment account, which is included in accumulated other comprehensive income (loss).

For the year ended December 31, 2010, losses arising from foreign currency transactions totaled approximately $209,000.  For the years ended December 31, 2009 and December 31, 2008, gains arising from foreign currency transactions totaled approximately $794,000 and $832,000, respectively. Transaction gains and losses are reported as a component of other income, net.

Accounting for Stock-Based Compensation

The Company’s stock-based compensation cost is measured at the grant date of the stock-based award based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited. The Company uses the Black-Scholes valuation model for estimating the fair value of stock options. The fair value of stock option awards is affected by the valuation assumptions, including the expected volatility based on comparable market participants, expected term of the option, risk-free interest rate and expected dividends. When a contingent cash settlement of vested options becomes probable, the Company reclassifies its vested awards to a liability and accounts for any incremental compensation cost in the period in which the settlement becomes probable.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income, plus all changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including any foreign currency translation adjustments. These changes in equity are recorded as adjustments to accumulated other comprehensive income (loss) in the Company’s consolidated balance sheet. The components of accumulated other comprehensive income (loss) consist of foreign currency translation adjustments.

Asset Retirement Obligations

The Company’s compliance with federal, state, local and foreign environmental laws and regulations may require it to remove or mitigate the effects of the disposal or release of chemical substances in jurisdictions where it does business or maintains properties. The Company establishes accruals when such costs are probable and can be reasonably estimated. Accrual amounts are estimated based on currently available information, regulatory requirements, remediation strategies, historical experience, our relative shares of the total remediation costs and a relevant discount rate, when the time periods of estimated costs can be reasonably predicted. Changes in these assumptions could impact the Company’s future reported results.   The amount recorded for asset retirement obligations in the accompanying balance sheet at December 31, 2010 and 2009 were $4.4 million and $3.7 million, respectively.

Recent Accounting Standards

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, the Company has elected to implement ASU 2010-17 prospectively, and as a result, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position, results of operations or liquidity.

In December 2010, the FASB issued ASU No. 2010-027, Fees Paid to the Federal Government by Pharmaceutical Manufacturers (ASU 2010-027). ASU 2010-027 provides guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufactures and importers on branded prescription drugs which was mandated under the health care reform legislation enacted in the U.S. in March 2010. Under this new accounting standard, the annual fee would be presented as a component of operating expenses and recognized over the calendar year such fees are payable using a straight-line method of allocation unless another method better allocates the fee over the calendar year. This ASU is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective. The Company does not expect that the adoption of this accounting standard will have an impact on its financial position, results of operations or liquidity.

3.         Acquisition

Lantheus

On January 8, 2008, the stock and asset purchase agreement (the “Agreement”) between ACP Lantern Holdings, Inc. (now known as LMI Holdings), ACP Lantern Acquisition, Inc. and BMS to acquire Bristol-Myers Squibb Medical Imaging, subsequently known as Lantheus Medical Imaging, was completed for an aggregate purchase price of $518.7 million, including transaction costs of $14.7 million.  The acquisition included employees in the United States and other countries dedicated to the Company, related product patent and developed technology and certain other assets, including the manufacturing facilities located in North Billerica, Massachusetts.  The acquisition allows for the Company to focus on growing its market in the medical imaging industry.

The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
Assets acquired:
Accounts receivable	$70,226
Inventory	26,838
Other current assets	1,780
Property, plant and equipment	129,064
Customer relationships	113,480
In-process research and development	28,240
Tradenames	53,390
Patents	42,780
Goodwill	13,493
Long-term deferred tax asset	88,316
Other current assets	222
Other long-term assets	17,484
Liabilities assumed:
Accounts payable	(11,907)
Accrued liabilities	(8,324)
Accrued rebates and other	(9,672)
Deferred taxes	(5,698)
Asset retirement obligations	(2,928)
Other current liabilities	(1,450)
Other long-term liabilities	(26,677)
Cash paid, including transaction costs	$518,657

The acquisition of the Company was accounted for as a purchase. As discussed in Note 1, the Company, for the purpose of convenience, included operating results for the period from January 1, 2008 through January 7, 2008 in its 2008 consolidated statement of income. The operating results for this period were not material to the 2008 consolidated financial statements taken as a whole. The Company has recorded goodwill of $16.8 million which consists of goodwill related to the acquisition of $13.5 million and the effect of the operating results of $3.3 million for the Convenience Period. The goodwill is not deductible for income tax purposes.  The remaining intangible assets with definite lives have a weighted-average useful life of approximately 15 years, consisting of weighted—average useful lives of trademarks (16 years), patents (2 years) and customer relationships (19 years). The amounts allocated to these intangible assets were determined through a discounted cash flow analysis using the income approach. The projected cash flows were discounted to determine the present value of the assets at the dates of acquisition. The values assigned to these intangibles were determined using patent and tradename lives, expected future earnings benefit and potential revenue generated.

The amount allocated to IPR&D of $28.2 million was determined through a discounted cash flow analysis using the income approach. Net cash flows attributable to the project were discounted to their present value at a rate commensurate with the perceived risk, which for this project was 20%. The value assigned to IPR&D was determined by estimating costs to develop the purchased IPR&D into commercially viable product, the phase the project is in and its potential revenue generated from the project. The estimated fair value of in-process research and development related to Positron Emission Tomography (“PET”) perfusion agents.   Immediately following the closing of the acquisition, the amount allocated to IPR&D was charged to expense.

4.         Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, financial instruments are categorized based on a hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3—Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.

At December 31, 2010, the Company’s financial assets that are measured at fair value on a recurring basis are comprised of money market securities and are classified as cash equivalents.  The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1).

(in thousands)	Total fair value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market	$22,883	$22,883	—	—
	$22,883	$22,883	$—	$—

(in thousands)	Total fair value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market	$23,939	$23,939	$—	$—
	$23,939	$23,939	$—	$—

In addition, at December 31, 2010 and December 31, 2009, the Company had approximately $10.1 million and $7.5 million, respectively, of cash on hand.

The estimated fair values of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature.

5.         Income Taxes

The components of income before income taxes for the years ended December 31 were:

(in thousands)	2010	2009	2008
United States	$2,316	$41,125	$110,590
International	5,119	1,179	(19,198)
	$7,435	$42,304	$91,392

The provision (benefit) for income taxes:

(in thousands)	2010	2009	2008
Current
Federal	$768	$5,140	$44,642
State	1,649	3,981	7,884
International	1,602	2,005	527
	$4,019	$11,126	$53,053

Deferred
Federal	$(184)	$9,396	$(2,475)
State	(1,270)	4,244	(1,080)
International	(100)	(2,814)	(892)
	$(1,554)	$10,826	$(4,447)

	$2,465	$21,952	$48,606

The Company’s provision for income taxes in the years ended December 31, 2010, 2009 and 2008 was different from the amount computed by applying the statutory U.S. Federal income tax rate to income from operations before income taxes, as a result of the following:

(in thousands)	2010		2009		2008

U.S. statutory rate	$2,602	35%	$14,806	35.0%	$31,987	35.0%
In-process research and development	—	—	—	—	9,884	10.8%
Permanent differences	277	3.7%	—	—	—	—
Losses not benefited	—	—	155	0.4%	5,535	6.1%
U.S manufacturing deduction	—	—	(281)	(0.7)%	(3,230)	(3.5)%
Uncertain tax positions	2,685	36.1%	2,505	5.9%	2,475	2.7%
Research credits	(666)	(9.0)%	—	—	—	—
State and local taxes	53	0.7%	631	1.5%	2,008	2.2%
Impact of rate change on deferred taxes	(308)	(4.1)%	3,956	9.3%	—	—
Utilization of net operating losses	(339)	(4.6)%	(1,407)	(3.3)%	—	—
True-up of prior year tax	(1,311)	(17.6)%	1,592	3.8%	—	—
Foreign tax rate differential	(528)	(7.1)%	—	—	—	—
Other	—	—	(5)	0.0%	(53)	(0.1)%
	$2,465	33.1%	$21,952	51.9%	$48,606	53.2%

The components of deferred income tax assets (liabilities) at December 31 were:

(in thousands)	2010	2009

Deferred Tax Assets
Federal benefit of state taxes payable	$9,670	$10,621
Reserves, accruals and other	12,383	2,600
Amortization of intangibles other than goodwill	81,836	94,919
Net operating loss carryforwards	384	339
Deferred tax assets	104,273	108,479

Deferred Tax Liabilities
Customer lists	(17,361)	(22,646)
Depreciation	(6,187)	(7,427)
Deferred tax liability	(23,548)	(30,073)

Less: Valuation allowance	—	(339)
	$80,725	$78,067

	2010	2009
Recorded in the accompanying consolidated balance sheet as:
Current deferred tax assets	$4,266	$1,167
Noncurrent deferred tax assets	78,312	79,099
Current deferred tax liability	—	—
Noncurrent deferred tax liability	(1,853)	(2,199)
Net deferred tax assets	$80,725	$78,067

In 2010, the Company determined that, at the time of the acquisition,  a deferred tax benefit related to the asset retirement obligation  had not been recorded. Accordingly, in the current year it has recorded such deferred tax asset. The offset for this item has been recorded as a reduction in goodwill.

The Company files separate federal income tax returns for Lantheus MI Intermediate, Inc. and Lantheus Medical Imaging, Inc. For state tax purposes, the Company files combined tax returns with Lantheus MI Holdings, Inc. For income tax provision purposes, the Company uses the separate return method in calculating its state tax provision. As of December 31, 2010, the Company reflects an amount payable to Lantheus MI Holdings of $69,000 for the tax benefit of losses incurred by Lantheus MI Holdings.

The Company is not currently subject to any income tax audit in the countries in which it operates. Tax years 2008-2010 remain open in all jurisdictions. Statutes begin to expire in 2012 for the 2008 tax year.

As of December 31, 2010 and 2009, total liabilities for tax obligations and associated interest and penalties were $33.0 million and $32.5 million, respectively, consisting of income tax provisions for uncertain tax benefits of $17.7 million and $18.8 million, interest accruals of $12.2 million and $10.8 million and penalty accruals of $3.2 million and $2.9 million, respectively, which were included in other long-term liabilities on the consolidated balance sheet with the offsetting asset in other long term assets. The total non-current asset related to the indemnification was $17.6 million and $20.9 million as of December 31, 2010 and 2009, respectively. Included in the 2010, 2009 and 2008 tax provision is $2.4 million, $2.5 million and $2.5 million, respectively relating to current year interest expense, with an offsetting amount included in other income due to the indemnification related to these obligations.

A reconciliation of the Company’s changes in uncertain tax positions for 2010, 2009 and 2008 is as follows:

(in thousands)
Beginning balance of uncertain tax positions as of January 8, 2008	$17,939
Additions to tax positions related to current year	—
Reduction to tax positions related to prior year	—
Balance of uncertain tax positions as of December 31, 2008	$17,939
Additions to tax positions related to current year	877
Reduction to tax positions related to prior year	—
Balance of uncertain tax positions as of December 31, 2009	$18,816
Additions to tax positions related to current year	1,194
Reduction to tax positions related to prior year	(3,951)
Balance of uncertain tax positions as of December 31, 2010	$16,059

As of December 31, 2010 and December 31, 2009, the total amount of unrecognized tax benefits was $16.1 million and $18.8 million, respectively, all of which would affect the effective tax rate, if recognized.  These amounts are primarily associated with domestic state tax issues, such as the allocation of income among various state tax jurisdictions, transfer pricing and U.S. federal R&D credits. Included in the 2010 results is a net provision of $1.6 million relating to transfer pricing exposures associated with operating in multiple jurisdictions. Since the Company operates in a number of countries in which it has income tax treaties, it believes that it is more likely than not that the Company should be able to receive competent authority relief for any potential adjustment in those countries. The Company has included $3.2 million within other long term liabilities and has reflected an offset in other assets for $1.6 million.

The Company has a tax indemnification agreement with BMS related to certain tax obligations arising prior to the acquisition of the Company, for which the Company has the primary legal obligation.  The tax indemnification receivable is recognized within other non-current assets.  The changes in the tax indemnification asset are recognized within other income, net in the statement of income.  In accordance with the Company’s accounting policy, the change in the tax liability and penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within the tax provision.  Accordingly, as these reserves change, adjustments are included in the tax provision while the offsetting adjustment is included in other income.  Assuming that the receivable from BMS continues to be considered recoverable by the Company, there is no net effect on earnings related to these liabilities and no net cash outflows.

During the year ended December 31, 2010, BMS, on behalf of the Company, made payments totaling $4.6 million to two states in connection with prior year state income tax filings. As a result of these payments, the amount due from BMS, included within other non-current assets, and the income tax liability included within other long term liabilities, decreased by $5.1 million, which represents the total cash payments of $4.6 million and a reduction in the reserve of $491,000, representing the difference between amounts paid and amounts originally estimated. There were no resolutions associated with uncertain tax positions during the year ended December 31, 2009.

The Company decreased its valuation allowance by $339,000 during 2010. It has no valuation allowances as of December 31, 2010. The Company believes that it has enough positive evidence that it will generate sufficient taxable income in each respective jurisdiction to support that it is more likely than not that it will recover its deferred tax assets. The Company decreased its valuation allowance by $5.2 million in 2009. At December 31, 2010, the Company has a federal net operating loss carryover of $749,000 which expires in 2030.  The Company has $457,000 of federal research credits which expire in 2020.  The Company has foreign tax credits of $1.0 million that will expire in 2020.  The Company has state research credits of $1.3 million which will expire between 2023 and 2025.  The Company has Massachusetts investment tax credits of $361,000 which have no expiration date.

In 2010, the Company was granted a tax holiday from the Commonwealth of Puerto Rico, which expires on January 1, 2024. This grant provides for a 4% tax rate on activities relating to the operations of the Company’s radiopharmacies. This grant is conditioned upon our meeting certain employment and investment thresholds. The impact of this tax holiday was to decrease foreign tax by $179,000 in 2010.

Undistributed earnings of various foreign subsidiaries aggregated to $9.5 million and $6.5 million at December 31, 2010 and 2009, respectively. As of December 31, 2010 the Company does not plan to distribute earnings from any of its foreign subsidiaries. If the Company were to distribute its foreign earnings, the estimated tax would be approximately $1.3 million.

6.         Inventory

The Company includes within current assets the amount of inventory that is estimated to be utilized within twelve months. Inventory that will be utilized after twelve months is classified within other non-current assets.

Inventory, classified in inventory or other non-current assets, consisted of the following:

	December 31,	December 31,
(in thousands)	2010	2009
Raw materials	$7,116	$6,751
Work in process	5,605	1,849
Finished goods	7,396	11,011
Inventory	$20,117	$19,611
Other non-current assets	12,781	—
Total	$32,898	$19,611

Included in other non-current assets is $7.8 million of raw materials, $1.4 million in work-in-process and $3.6 million of finished goods at December 31, 2010.

The Company’s Ablavar product was commercially launched in January 2010 and the Company is currently in the process of educating radiologists on optimizing the use of the product within their patient populations. The revenues for this product through December 31, 2010 have not been significant. At December 31, 2010 and December 31, 2009 the balances of inventory on hand reflect approximately $13.9 million and $6.0 million, respectively, of finished products and raw materials related to Ablavar. At December 31, 2010, approximately $12.8 million was included in other non-current assets. The Company entered into an agreement with a supplier to provide Active Pharmaceutical Ingredient (“API”) and finished products for Ablavar under which the Company is required to purchase quarterly minimum quantities ranging from $6.3 million to $7.5 million of API inventory through September 2012. The supply agreement was entered into to ensure supply of the product.  At December 31, 2010, the total of this remaining minimum purchase commitment was approximately $41.3 million.  In addition to the minimum commitment, the Company, at its discretion, can manufacture API into finished product for an additional charge per vial. The Company records the inventory when it takes delivery, at which time the Company assumes title and risk of loss.

The Company performed an analysis of its expected future sales of its Ablavar finished good product at December 31, 2010 and recorded an inventory write-down to costs of goods sold of $10.9 million of Ablavar inventory in the fourth quarter of 2010, which represents the cost of Ablavar finished good product that the Company does not currently believe it will be able to sell prior to its expiration. The Company also evaluated its expected sales forecast for Ablavar in consideration of its supply agreement for API. Based on the current sales forecast, coupled with the aggregate six-year shelf life of API and finished goods, the Company believes that it will be able to use the committed supply. In the event that the Company does not meet its sales expectations for Ablavar or cannot sell the product it has committed to purchase prior to its expiration, the Company could incur additional inventory losses and/or losses on our purchase commitments.

7.                              Property, Plant and Equipment, net

Property, plant and equipment consisted of the following at December 31:

(in thousands)	2010	2009
Land	$22,450	$22,450
Buildings	62,014	60,695
Machinery, equipment and fixtures	60,713	55,905
Construction in progress	7,631	4,989
Accumulated depreciation	(32,124)	(21,279)
Property, plant and equipment, net	$120,684	$122,760

Depreciation expense related to property, plant and equipment was $11.4 million, $10.9 million and $10.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Included within property, plant and equipment are spare parts of approximately $4.0 million and $4.1 million as of December 31, 2010 and 2009, respectively. Spare parts include replacement parts relating to plant and equipment and are either recognized as an expense when consumed or re-classified and capitalized as part of the related plant and equipment and depreciated over a time period not exceeding the useful life of the related asset. In addition, the Company had included $3.2 million, $1.5 million and $0.4 million in accounts payable related to its property, plant and equipment at December 31, 2010, 2009 and 2008, respectively.

8.                              Asset Retirement Obligations

The Company considers the legal obligation to remediate its facilities upon a decommissioning of its radioactive related operations as an asset retirement obligation.  The operations of the Company have radioactive production facilities at its North Billerica, Massachusetts and San Juan, Puerto Rico sites.

The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred.  The liability is measured at present value of the obligation when incurred and is adjusted in subsequent periods as accretion expense is recorded.  The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life.

The following is a reconciliation of the Company’s asset retirement obligations for the years ended December 31, 2010, 2009 and 2008:

(in thousands)
Balance at January 1, 2008	$2,928
Accretion expense	355
Balance at December 31, 2008	3,283
Capitalization	85
Accretion expense	378
Balance at December 31, 2009	3,746
Capitalization	191
Accretion expense	435
Balance at December 31, 2010	$4,372

9.                              Intangibles, net

Intangibles, net consisted of the following:

	December 31, 2010
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$10,317	$43,073	16 years	Straight-line
Customer relationships	113,480	61,909	51,571	19 years	Accelerated
Albavar patent rights, know-how	29,710	4,842	24,868	11 years	Straight-line
Other patents	42,780	37,603	5,177	2 years	Straight-line
	$239,360	$114,671	$124,689

	December 31, 2009
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$6,856	$46,534	16 years	Straight-line
Customer relationships	113,480	46,453	67,027	19 years	Accelerated
Ablavar patent rights, know-how	29,495	2,069	27,426	11 years	Straight-line
Other patents	42,780	36,756	6,024	2 years	Straight-line
	$239,145	$92,134	$147,011

On April 6, 2009, the Company acquired the U.S., Canadian and Australian territory rights to a Gadolinium-based blood pool contrast agent, Ablavar® (formerly known as Vasovist®), from EPIX Pharmaceuticals for an aggregate purchase price of $32.6 million, including drug product and active pharmaceutical ingredient inventory. Ablavar was approved by the FDA in December 2008 and commercially launched by the Company in early January 2010 after final FDA approval of its product label. In June 2010, the Company acquired the remaining world rights to Ablavar.

This acquisition was accounted for as an asset purchase and consisted of $28.0 million in patents, $500,000 manufacturing know-how acquired from a different party, and $4.1 million in inventory.  In conjunction with the acquisition, the Company incurred and capitalized $1.0 million in legal and other related costs which are being amortized over the expected patent life.  The acquired patents are being amortized over approximately 11 years which approximates the expected patent life.  The manufacturing know-how is being amortized over 3.5 years which represents the expected useful term of such know-how.

The Company determined that its write down of Ablavar inventory in the fourth quarter of 2010 (see Note 6) represented an event that warranted assessment of the $24.6 million Ablavar patent portfolio for its recoverability.  Based on the Company’s estimate of future undiscounted cash flows associated with the Ablavar product, the Company has concluded the patent portfolio is recoverable by a narrow margin.  The Company’s estimate of undiscounted cash flows assumes it is granted its U.S. request for regulatory extension of its Ablavar patent portfolio until 2020. Currently the Company’s patent rights to Ablavar expire as late as 2017. In the event the Company does not meet its sales expectations or its costs and expenses exceed the costs and expenses incorporated into its projection model, an impairment of the Ablavar patent portfolio may be required.

The Company recorded amortization expense for its intangible assets of $22.5 million, $29.6 million and $62.6 million for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

Expected future amortization expense related to the intangible assets is as follows (in thousands):

Years ended December 31,
2011	$19,859
2012	15,358
2013	13,578
2014	12,297
2015	10,625
2016 and thereafter	52,972
$124,689

10.                       Accrued Expenses

Accrued expenses are comprised of the following at December 31:

(in thousands)	2010	2009
Compensation and benefits	$5,839	$7,872
Accrued interest	3,137	285
Accrued professional fees	2,342	2,031
Research and development services	1,327	2,680
Freight and distribution	3,368	3,600
Marketing expense	989	1,129
Accrued rebates, discounts and chargebacks	910	427
Other	693	621
	$18,605	$18,645

11.                       Financing Arrangements

On May 10, 2010, Lantheus Medical Imaging, Inc. (the “Issuer”), a wholly-owned subsidiary of the Company, issued $250.0 million of 9.750% Senior Notes due in 2017 (the “Notes” or “Refinancing”) at face value. Issuance costs aggregated $10.1 million.  The Notes were issued under an indenture, dated May 10, 2010 (the “Indenture”).  The Notes mature on May 15, 2017.  Interest on the Notes will accrue at a rate of 9.750% per annum and will be payable semiannually in arrears on May 15 and November 15.  The net proceeds of the Notes were used to repay $77.9 million due under the Company’s then outstanding credit agreement (the “2008 Credit Agreement”) and to pay a $163.8 million dividend to LMI Holdings to repay a $75.0 million demand note it issued and for LMI Holdings to repurchase $90.0 million of LMI Holdings’ Series A Preferred Stock at the accreted value.

The Company’s 2008 Credit Agreement had an original principal amount of up to $346.5 million, consisting of a secured term loan in the amount of $296.5 million and a revolving credit facility in the amount of $50 million, which included a subfacility for the issuance of letters of credit. Borrowings made under the 2008 Credit Agreement bore interest, at the Company’s election, at a rate based on the Reference Rate (as defined in the 2008 Credit Agreement) plus 6.50% or the LIBOR Rate (as defined in the credit agreement) plus 7.50%.  As of December 31, 2009 and 2008, the Company had approximately $93.6 million and $142.8 million, respectively in principal amount of debt outstanding under the 2008 Credit Agreement. On May 10, 2010, the Company repaid the then outstanding balance of $77.9 million.

Registration Rights

In connection with the issuance of the Notes, the issuer and the guarantors, including the Company, entered into a registration rights agreement, dated May 10, 2010, with the initial purchasers of the Notes. The Company registered the Notes on December 30, 2010 with the Securities and Exchange Commission.

Redemption

The Issuer can redeem the Notes at 100% of the principal amount on May 15, 2016, or thereafter.  The Issuer may also redeem the Notes prior to May 15, 2016, depending on the timing of the redemption during the twelve month period beginning May 15 of each of the years indicated below:

Year	Percentage
2014	104.875%
2015	102.438%
2016	100.000%

In addition, at any time prior to May 15, 2013, the Issuer may, at its option, redeem up to 35% of the aggregate principal amount of Notes issued at 109.750% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but not including, the redemption date, subject to the right of holders of record on such date to receive any interest due, using proceeds of an equity offering, provided that at least 65% of the aggregate principal amount of the Notes remains outstanding immediately after such redemption and that such redemption occurs within 90 days of each equity offering (as defined in the Indenture).

At any time prior to May 15, 2014, the Issuer may also redeem all or a part of the Notes, with notice, at a redemption price equal to 100% of the principal amount thereof of the Notes redeemed plus the applicable premium (as defined in the Indenture) as of, and accrued and unpaid interest and additional interest (as defined in the Indenture), if any, up to, but not including, the redemption date, subject to the rights of holders of record on the relevant record date to receive interest due on the relevant interest payment date.

Upon a change of control (as defined in the Indenture), the Company will be required to make an offer to purchase each holder’s Note at a price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

If the Issuer or its subsidiaries engage in asset sales (as defined in the Indenture), they generally must either invest the net cash proceeds from such sales in such business within a specified period of time, prepay certain indebtedness or make an offer to purchase a principal amount of the Notes equal to the excess net cash proceeds (as defined in the Indenture), subject to certain exceptions.

The Notes are unsecured and are equal in right of payment to all of the existing and future senior debt, including borrowing under its secured credit facilities, subject to the security interest thereof. The Issuer’s obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis by the

Company and by certain of the Issuer’s subsidiaries, and the obligations of such guarantors under their guarantees are equal in right of payment to all of their existing and future senior debt.

Revolving Line of Credit

In connection with the Refinancing, the Issuer’s previous revolving line of credit was replaced with a new $42.5 million revolving credit facility (“Facility”) with the ability to request the lenders to increase the facility by an additional amount of up to $15.0 million at the discretion of the Lenders.  The Facility is collateralized by substantially all of the assets of the Issuer and guaranteed by both the Company and Lantheus MI Real Estate, LLC.  Interest on the revolving credit facility will be at either LIBOR plus 4% or the Reference Rate (as defined in the Facility Agreement) plus 3%.  Interest on the Reference Rate loans is payable quarterly, in arrears, on the last day of each quarter.  Interest on LIBOR rate loans is payable, in arrears, on the last day of each Interest Period (as defined in the Facility Agreement).  The Facility expires on May 10, 2014, at which time all outstanding borrowings are due and payable.

At December 31, 2010, there were no amounts outstanding under the Revolver and our aggregate borrowing capacity was $42.5 million.

Covenants

The Company and its guarantors are subject to certain covenants that limit the payments of dividends, incurrence of additional indebtedness and guarantees, issuance of disqualified stock and preferred stock, transactions with affiliates and a merger, consolidation or sale of all or substantially all of the assets.  In addition, the Facility requires the Company to comply with financial covenants, including a total leverage ratio and interest coverage ratio, beginning with the quarter ended September 30, 2010, as well as limitations on the amount of capital expenditures. The financial ratios are determined by EBITDA as defined in the Facility ( “Facility EBITDA”). The total leverage ratio is the financial covenant that is currently the most restrictive, which requires Lantheus Intermediate and its Subsidiaries (as defined in the Facility) to maintain a leverage ratio of 3.75 to 1.00 for each fiscal quarter in 2010 beginning with the quarter ended September 30, 2010 and the first three fiscal quarters in 2011, 3.50 to 1.00 in the last fiscal quarter of 2011 and the first three fiscal quarters of 2012 and 3.25 to 1.00 thereafter. The interest coverage ratio requires Lantheus Intermediate and its Subsidiaries (as defined in the Facility) to have a coverage ratio of 2.25 to 1.00 for each fiscal quarter in 2010 and 2011 and the first three fiscal quarters of 2012, and 2.50 to 1.00 thereafter.

Financing Costs

The Company incurred and capitalized $10.5 million in direct financing fees, consisting primarily of underwriting fees and expenses, legal fees, accounting fees and printing costs in connection with the transaction.  At December 31, 2010, this total included approximately $351,000 of accrued costs.  Deferred financing costs are being amortized over the life of the Notes and the Revolver, as appropriate, using the effective-interest method.

In connection with the Refinancing, the Company incurred a loss on the extinguishment of debt of approximately $3.1 million, which consisted of a write-off of deferred financing charges of $2.3 million and a prepayment penalty of approximately $779,000.

12.                       Stockholder’s Equity

As of December 31, 2010 and December 31, 2009, the authorized capital stock of the Company consisted of 10,000 shares of voting common stock with a par value of $0.01 per share and 1 share outstanding.

13.                       Stock-Based Compensation

The Company’s employees are eligible to receive awards from the LMI Holdings 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan is administered by the LMI Holdings Board of Directors. The 2008 Plan permits the granting of nonqualified stock options, stock appreciation rights (or SARs), restricted stock and restricted stock units to its employees, officers, directors and consultants of the Company or any subsidiary of the Company.  The maximum number of shares that may be issued pursuant to awards under the 2008 Plan at December 31, 2010 is 5,010,100, which decreased due to cancelled and retired vested options.  Option awards are granted with an exercise price equal to the fair value of LMI Holdings’ stock at the date of grant, as determined by the Board of Directors of

LMI Holdings.  Time based option awards vest based on time, either four or five years, and performance based option awards vest based on the achievement of certain annual EBITDA targets over a five-year period. The Company recognizes compensation costs for its time based awards on a straight-line basis equal to the vesting period. The compensation cost for performance based awards is recognized on a graded vesting basis, based on the probability of achieving performance targets over the requisite service period for the entire award. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of a selected peer group.  The expected term of options represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate assumption is the seven-year U.S. Treasury rate at the date of the grant which most closely resembles the expected life of the options.

	Years Ended December 31,
	2010	2009	2008
Expected volatility	36-39%	41-39%	38%
Expected dividends	—	—	—
Expected life (in years)	6.5	6.5	6.5
Risk-free interest rate	2.2%—3.3%	2.4% —3.4%	3.0% —3.6%

A summary of option activity for 2010 is presented below:

	Time Based	Performance Based	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,548,100	2,403,967	4,952,067	$2.24	8.3	$39,700,000
Options granted	146,000	146,000	292,000	10.26
Options cancelled	(10,000)	—	(10,000)	2.00
Options exercised	(7,500)	(7,500)	(15,000)	2.00
Options forfeited and expired	(308,250)	(744,898)	(1,053,148)	2.39

Outstanding at December 31, 2010	2,368,350	1,797,569	4,165,919	2.70	7.0	$32,618,000

Vested and expected to vest at December 31, 2010	2,350,480	1,785,411	4,135,891	2.76	7.0	$32,356,000

Exercisable at December 31, 2010	978,560	917,384	1,895,944	2.11	6.7	$16,111,000

The weighted average grant-date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $4.48, $3.16 and $0.87, respectively. During the years ended December 31, 2010, 2009 and 2008, 465,370, 1,084,547 and 470,770 options vested, respectively, with an aggregate fair value of approximately $468,000, $987,000 and $411,000, respectively.  During the year ended December 31, 2010, 15,000 options were exercised under the net share option for an aggregate intrinsic value of approximately $124,000.  During the years ended December 31, 2009 and 2008, the Company received notices for exercise, for which the Company immediately called the options and settled the obligation in cash.  As such, no common stock was issued for these transactions during 2009 or 2008.

Stock-based compensation expense for both time based and performance based awards was recognized in the consolidated statements of income as follows:

	Years Ended December 31,
(in thousands)	2010	2009	2008
Cost of goods sold	$37	$101	$94
General and administrative	253	828	1,010
Sales and marketing	1,114	97	120
Research and development	230	183	144
Total stock-based compensation expense	$1,634	$1,209	$1,368

As stock-based compensation expense recognized in the consolidated statement of income for years 2009 and 2008 was based on awards ultimately expected to vest, it was reduced for estimated pre-vesting forfeitures as required.

As part of the 2008 Plan, the Company has the right to call options upon notice of exercise and to settle the exercise in cash in lieu of issuing shares. As a result of this right, upon termination of service, stock-based awards are reclassified to liability based awards until the period of probable exercise has lapsed. As of December 31, 2010 and 2009, the Company had recorded a liability and stock-based compensation expense of $1.1 million and $99,000, respectively, representing 138,515 and 12,900 options, respectively, relating to share-based liabilities that it could settle in part or in whole, in cash in the following period.

The total of all share-based liability awards paid out during 2010 was approximately $84,000. There were no share-based liability awards paid out in 2009 or 2008.

The Company recognized an income tax benefit of $46,000 and $7,000 for the years ended December 31, 2010 and 2009, respectively. The Company did not realize an income tax benefit relating to stock options for the year ended December 31, 2008. As of December 31, 2010, there was approximately $2.2 million of total unrecognized compensation costs related to non-vested stock options granted under the 2008 Plan. These costs are expected to be recognized over a weighted-average remaining period of 2.2 years.

14.                       Other Income, net

Other income, net consisted of the following:

	Years Ended December 31,
(in thousands)	2010	2009	2008
Foreign currency (losses) gains	$(209)	$794	$832
Tax indemnification income	1,250	1,560	2,475
Other income (expense)	273	366	(357)
Total other income, net	$1,314	$2,720	$2,950

15.                       Commitments and Contingencies

The Company leases certain buildings, hardware and office space under operating leases.  In addition, the Company has entered into purchasing arrangements in which minimum quantities of goods or services have been committed to be purchased on an annual basis.  Minimum lease and purchase commitments under noncancelable arrangements are as follows (in thousands):

Years ended December 31,	Operating Leases	Other	Total
2011	$937	$109,633	$110,570
2012	769	92,655	93,424
2013	733	80,714	81,447
2014	696	24,376	25,072
2015	308	24,375	24,683
2016 and thereafter	1,033	320,920	321,953
	$4,476	$652,673	$657,149

Lease expense was $941,000, $810,000 and $753,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

16.                       401(k) Plan

The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. The 401(k) Plan covers U.S. employees who meet certain eligibility requirements. Under the terms of the 401(k) Plan, the employees may elect to make tax-deferred contributions through payroll deductions within statutory and plan limits, and the Company may elect to make non-elective discretionary contributions. During 2010 and 2009, the Company matched employee contributions up to 4.5% of eligible compensation and did not contribute an additional non-elective discretionary match. In 2008, the Company matched employee contributions up to 6% of eligible compensation and contributed an additional 4% as the non-elective discretionary match to most employees. The Company may also make optional contributions to the 401(k) Plan for any plan year at its discretion. Expense recognized by the Company for matching contributions related to the 401(k) Plan was $1.8 million, $1.8 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Expense recognized by the Company for the non-elective discretionary match was $1.7 million for the year ended December 31, 2008.

17.                       Legal Proceedings and Contingencies

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. In addition, the Company has in the past been, and may in the future be, subject to investigations by regulatory authorities which expose it to greater risks associated with litigation, regulatory or other proceedings, as a result of which the Company could be required to pay significant fines or penalties. The outcome of litigation, regulatory or other proceedings cannot be predicted with certainty and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations.

On December 16, 2010, the Company filed suit against one of its insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply challenge.  The claim is the result of the shut-down of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010 due to a “heavy water” leak in the reactor vessel. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. The Company can not be certain what amount, if any, or when, if ever, it will be able to recover for business interruption losses related to this matter.

18.                       Related Party Transactions

Avista Capital Partners and its affiliates (“Avista”), the majority shareholder of LMI Holdings, provides certain advisory services to the Company pursuant to an advisory services and monitoring agreement.  The Company is required to pay an annual fee of $1.0 million and other reasonable and customary advisory fees, as applicable, paid on a quarterly basis.  The initial term of the agreement is seven years. Upon termination, all remaining amounts owed under the agreement shall become due immediately. There are no outstanding amounts owed at December 31, 2010 or 2009.  The Company also paid a fee to Avista of $10.0 million in 2008 in consideration of the acquisition-related services, which has been included as direct acquisition costs.

Effective June 30, 2009, the Company entered into a Master Services Agreement with Quintiles Commercial US, Inc. (“Quintiles”) (formerly known as Innovex Inc.) to provide a contract sales force in connection with the launch and promotion of Ablavar. The Company incurred costs associated with this contract of approximately $3.3 million and $1.0 million for the years ended December 31, 2010 and 2009, respectively. The Master Services Agreement was extended on June 11, 2010 and was terminated as of December 31, 2010. A son of the Company’s Chairman of the Board was a Director of Business Development for Quintiles during part of the term of the agreement. He left Quintiles in June 2010 prior to the contract extension and renegotiation.

In March 2010, the Company engaged a tax and financial services consulting firm, to assist the Company to prepare for compliance under the Sarbanes-Oxley Act. As of December 31, 2010, the Company has incurred costs associated with this engagement of approximately $176,000. A son of the Company’s Chief Financial Officer is a Vice President of the consulting firm.

19.                       Segment Information

In connection with our 2010 year end close process, the Company re-evaluated its operating segments.  In performing this re-evaluation, the Company considered the operating results that are regularly reviewed by the chief operating decision maker, the President and Chief Executive Officer.  Accordingly, the Company now reports two operating segments, the U.S. and International, based on geographic customer base rather than by legal entity as previously reported.  The Company’s segments derive revenues through the manufacturing, marketing, selling and distribution of medical imaging products, focused primarily on cardiovascular diagnostic imaging. Earlier periods have been recast to correspond with the new reportable segments. The U.S. segment comprises 74.8%, 76.8% and 83.9% of consolidated revenues in 2010, 2009 and 2008, respectively, and 89.7% and 89.6% of consolidated assets at December 31, 2010 and 2009, respectively.  All goodwill has been allocated to the U.S. operating segment.

Selected information for each business segment are as follows (in thousands):

(in thousands)	2010	2009	2008

Revenues
U.S.	$295,352	$295,818	$484,779
International	89,210	83,433	86,290
Total revenue, including inter-segment	384,562	379,251	571,069
Inter-segment revenue	(30,606)	(19,040)	(34,225)
	$353,956	$360,211	$536,844
Revenues from external customers
U.S.	$264,746	$276,778	$450,554
International	89,210	83,433	86,290
	$353,956	$360,211	$536,844
Revenues by product
Cardiolite	$77,422	$119,304	$321,674
TechneLite	122,044	112,910	124,287
DEFINITY	59,968	42,942	20,439
Other	94,522	85,055	70,444
	$353,956	$360,211	$536,844
Geographical revenue
U.S.	$264,746	$276,778	$450,554
Canada	42,225	37,511	38,172
All other	46,985	45,922	48,118
	$353,956	$360,211	$536,844
Operating income/(loss)
U.S.	$16,953	$35,708	$114,192
International	12,952	8,166	11,153
Total operating income, including inter-segment	29,905	43,874	125,345
Inter-segment operating income	(511)	9,095	(6,558)
	$29,394	$52,969	$118,787
Depreciation and amortization
U.S.	$30,767	$36,438	$68,031
International	4,434	5,269	5,149
	$35,201	$41,707	$73,180
Capital expenditures
U.S.	$7,005	$6,906	$11,573
International	1,330	1,950	602
	$8,335	$8,856	$12,175

	2010	2009
Assets
U.S.	$444,767	$441,226
International	51,114	51,317
	$495,881	$492,543

	2010	2009
Long-lived Assets
U.S.	$244,784	$267,943
International	20,199	23,448
	$264,983	$291,391

20.                               Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Fiscal Year	Charge to Costs and Expenses	Deductions From Reserves	Balance at End of Fiscal Year

Year ended December 31, 2010:
Allowance for doubtful accounts	$738	$394	$(336)	$796

Year ended December 31, 2009:
Allowance for doubtful accounts	$752	$63	$(77)	$738

Year ended December 31, 2008:
Allowance for doubtful accounts	$1,609	$65	$(922)	$752

Amounts charged to deductions from reserves represent the write-off of uncollectible balances.

21.                               Guarantor Financial Information

The 9.750% senior subordinated notes due 2017 (see Note 11) are guaranteed by the Company and Lantheus MI Real Estate, LLC, one of the Company’s consolidated subsidiaries (the “Guarantor Subsidiary”). The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheet information as of December 31, 2010 and 2009, and income and cash flow information for the years ended December 31, 2010, 2009 and 2008 for the Company, Lantheus Medical Imaging, Inc. (the “Issuer”), the Guarantor Subsidiary and the Company’s other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of the Company in the Issuer, and the Company’s investment in the Guarantor Subsidiary and Non-Guarantor Subsidiaries using the equity method of accounting.

Consolidating Balance Sheet Information

December 31, 2010

(in thousands except share data)	Company	Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$19,079	$—	$13,927	$—	$33,006
Accounts receivable, net	—	36,925	—	13,527	—	50,452
Intercompany accounts receivable	—	4,462	—	—	(4,462)	—
Inventory	—	12,611	—	7,506	—	20,117
Deferred tax assets	—	4,187	—	79	—	4,266
Other current assets	—	2,845	—	313	—	3,158
Total current assets	—	80,109	—	35,352	(4,462)	110,999
Property, plant and equipment, net	—	87,258	23,355	10,071	—	120,684
Capitalized software development costs	—	3,887	—	9	—	3,896
Goodwill	—	15,714	—	—	—	15,714
Intangibles, net	—	114,570	—	10,119	—	124,689
Deferred tax assets	—	78,312	—	—	—	78,312
Deferred financing costs	—	9,425	—	—	—	9,425
Investment in subsidiaries	153,434	63,827	—	—	(217,261)	—
Other long-term assets	—	31,966	—	196	—	32,162
Total assets	$153,434	$485,068	$23,355	$55,747	$(221,723)	$495,881
Liabilities and equity
Accounts payable	$—	$22,334	$—	$2,194	$—	$24,528
Intercompany accounts payable	—	—	—	4,462	(4,462)	—
Accrued expenses	—	15,879	—	2,726	—	18,605
Income tax payable	—	(741)	—	869	—	128
Deferred revenue	—	5,383	—	1,878	—	7,261
Total current liabilities	—	42,855	—	12,129	(4,462)	50,522
Asset retirement obligation	—	4,260	—	112	—	4,372
Long-term debt, net of current portion	—	250,000	—	—	—	250,000
Deferred tax liability	—	—	—	1,853	—	1,853
Deferred revenue	—	2,668	—	—	—	2,668
Other long-term liabilities	—	31,851	—	1,181	—	33,032
Total liabilities	—	331,634	—	15,275	(4,462)	342,447
Equity	153,434	153,434	23,355	40,472	(217,261)	153,434

Total liabilities and equity	$153,434	$485,068	$23,355	$55,747	$(221,723)	$495,881

Consolidating Balance Sheet Information

December 31, 2009

(in thousands except share data)	Company	Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$21,505	$—	$9,975	$—	$31,480
Accounts receivable, net	—	27,700	—	15,251	—	42,951
Intercompany accounts receivable	—	5,964	—	—	(5,964)	—
Inventory	—	13,244	—	6,367	—	19,611
Deferred tax assets	—	1,040	—	127	—	1,167
Other current assets	—	2,713	—	192	—	2,905
Total current assets	—	72,166	—	31,912	(5,964)	98,114
Property, plant and equipment, net	—	88,722	23,435	10,603	—	122,760
Capitalized software development costs	—	4,802	—	—	—	4,802
Goodwill	—	16,818	—	—	—	16,818
Intangibles, net	—	134,166	—	12,845	—	147,011
Deferred tax assets	—	78,900	—	199	—	79,099
Deferred financing costs	—	3,038	—	—	—	3,038
Investment in subsidiaries	310,579	60,811	—	—	(371,390)	—
Other long-term assets	—	20,901	—	—	—	20,901
Total assets	$310,579	$480,324	$23,435	$55,559	$(377,354)	$492,543

Liabilities and equity
Current portion of long-term debt	$—	$30,000	$—	$—	$—	$30,000
Accounts payable	—	16,595	—	3,115	—	19,710
Intercompany accounts payable	—	—	—	5,964	(5,964)	—
Accrued expenses	—	16,005	—	2,640	—	18,645
Income tax payable	—	314	—	1,139	—	1,453
Deferred revenue	—	2,673	—	2,077	—	4,750
Total current liabilities	—	65,587	—	14,935	(5,964)	74,558
Asset retirement obligation	—	3,651	—	95	—	3,746
Long-term debt, net of current portion	—	63,649	—	—	—	63,649
Deferred tax liability	—	—	—	2,199	—	2,199
Deferred revenue	—	5,335	—	—	—	5,335
Other long-term liabilities	—	31,523	—	954	—	32,477
Total liabilities	—	169,745	—	18,183	(5,964)	181,964

Equity	310,579	310,579	23,435	37,376	(371,390)	310,579
Total liabilities and equity	$310,579	$480,324	$23,435	$55,559	$(377,354)	$492,543

Consolidating Income Information

Year Ended December 31, 2010

(in thousands)	Company	Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$300,084	$—	$76,269	$(30,606)	$345,747
License and other revenues	—	8,209	—	—	—	8,209
Total revenues	—	308,293	—	76,269	(30,606)	353,956

Cost of goods sold	—	171,061	—	63,551	(30,606)	204,006
Gross profit	—	137,232	—	12,718	—	149,950

Operating expenses
General and administrative expenses	—	27,113	80	2,849	—	30,042
Sales and marketing expenses	—	41,234	—	4,150	—	45,384
Research and development expenses	—	44,638	—	492	—	45,130

Operating income (loss)	—	24,247	(80)	5,227	—	29,394

Interest expense	—	(20,395)	—	—	—	(20,395)
Loss on early extinguishment of debt	—	(3,057)	—	—	—	(3,057)
Interest income	—	2	—	177	—	179
Other income, net	—	1,599	—	(285)	—	1,314
Equity in losses (earnings) of affiliates	4,970	3,565	—	—	(8,535)	—

Income (loss) before income taxes	4,970	5,961	(80)	5,119	(8,535)	7,435

Provision for income taxes	—	(991)	28	(1,502)	—	(2,465)
Net income (loss)	$4,970	$4,970	$(52)	$3,617	$(8,535)	$4,970

Consolidating Income Information

Year Ended December 31, 2009

(in thousands)	Company	Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$301,099	$—	$70,244	$(19,040)	$352,303
License and other revenues	—	7,908	—	—	—	7,908
Total revenues	—	309,007	—	70,244	(19,040)	360,211

Cost of goods sold	—	141,154	—	62,730	(19,040)	184,844
Gross profit	—	167,853	—	7,514	—	175,367

Operating expenses
General and administrative expenses	—	33,164	80	2,186	—	35,430
Sales and marketing expenses	—	38,111	—	4,226	—	42,337
Research and development expenses	—	43,535	—	1,096	—	44,631

Operating income (loss)	—	53,043	(80)	6	—	52,969

Interest expense	—	(13,458)	—	—	—	(13,458)
Interest income	—	14	—	59	—	73
Other income, net	—	1,693	—	1,027	—	2,720
Equity in losses (earnings) of affiliates	20,352	1,849	—	—	(22,201)	—

Income (loss) before income taxes	20,352	43,141	(80)	1,092	(22,201)	42,304

Provision for income taxes	—	(22,789)	28	809	—	(21,952)
Net income (loss)	$20,352	$20,352	$(52)	$1,901	$(22,201)	$20,352

Consolidating Income Information

December 31, 2008

(in thousands)	Company	Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$504,802	$—	$61,163	$(34,225)	$531,740
License and other revenues	—	5,104	—	—	—	5,104
Total revenues	—	509,906	—	61,163	(34,225)	536,844

Cost of goods sold	—	219,812	—	58,909	(34,225)	244,496
Gross profit	—	290,094	—	2,254	—	292,348

Operating expenses
General and administrative expenses	—	62,922	79	1,908	—	64,909
Sales and marketing expenses	—	40,307	—	5,423	—	45,730
Research and development expenses	—	34,233	—	449	—	34,682
In-process research and development	—	28,240	—	—	—	28,240

Operating income	—	124,392	(79)	(5,526)	—	118,787

Interest expense	—	(30,963)	—	(75)	—	(31,038)
Interest income	—	623	—	70	—	693
Other income, net	—	3,478	—	(528)	—	2,950
Equity in losses (earnings) of affiliates	42,786	(5,744)	—	—	(37,042)	—

Income before income taxes	42,786	91,786	(79)	(6,059)	(37,042)	91,392

Provision for income taxes	—	(49,000)	28	366	—	(48,606)
Net income (loss)	$42,786	$42,786	$(51)	$(5,693)	$(37,042)	$42,786

Condensed Consolidating Cash Flow Information

Year Ended December 31, 2010

	Company	Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total

Cash provided by operating activities	$65,698	$22,344	$—	$6,055	$(67,780)	$26,317

Cash flows from investing activities
Capital expenditures	—	(7,005)	—	(1,330)	—	(8,335)
Proceeds from dividend	98,078	—	—	—	(98,078)	—
Asset acquisitions	—	(215)	—	—	—	(215)
Cash provided by (used in) investing activities	98,078	(7,220)	—	(1,330)	(98,078)	(8,550)
Cash flows from financing activities
Proceeds from issuance of debt, net	—	250,000	—	—	—	250,000
Payments on term loan	—	(93,649)	—	—	—	(93,649)
Payments of deferred financing costs	—	(10,125)	—	—	—	(10,125)
Payment of dividend	(163,776)	(163,776)	—	(2,082)	165,858	(163,776)
Cash (used in) provided by financing activities	(163,776)	(17,550)	—	(2,082)	165,858	(17,550)

Effect of foreign exchange rate on cash	—	—	—	1,309	—	1,309

(Decrease)Increase in cash and cash equivalents	$—	$(2,426)	$—	$3,952	$—	$1,526
Cash and cash equivalents, beginning of period	—	21,505	—	9,975	—	31,480
Cash and cash equivalents, end of period	$—	$19,079	$—	$13,927	$—	$33,006

Condensed Consolidating Cash Flow Information

Year Ended December 31, 2009

	Company	Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$—	$90,890	$—	$4,893	$—	$95,783

Cash flows from investing activities
Capital expenditures	—	(6,906)	—	(1,950)	—	(8,856)
Proceeds from dividend	—	—	—	—	—	—
Asset acquisitions	—	(29,495)	—	—	—	(29,495)
Cash provided by (used in) investing activities	—	(36,401)	—	(1,950)	—	(38,351)

Cash flows from financing activities
Proceeds from issuance of debt, net	—	—	—	—	—	—
Payments on term loan	—	(49,102)	—	—	—	(49,102)
Proceeds from line of credit	—	28,000	—	—	—	28,000
Payment of line if credit	—	(28,000)	—	—	—	(28,000)
Payments of deferred financing costs	—	—	—	—	—	—
Payment of dividend	—	—	—	—	—	—
Cash (used in) provided by financing activities	—	(49,102)	—	—	—	(49,102)

Effect of foreign exchange rate on cash	—	—	—	2,114	—	2,114

Increase in cash and cash equivalents	$—	$5,387	$—	$5,057	$—	$10,444
Cash and cash equivalents, beginning of period	—	16,118	—	4,918	—	21,036
Cash and cash equivalents, end of period	$—	$21,505	$—	$9,975	$—	$31,480

Condensed Consolidating Cash Flow Information

December 31, 2008

	Company	Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$—	$162,820	$—	$15,625	$—	$178,445

Cash flows from investing activities
Capital expenditures	—	(11,573)	—	(602)	—	(12,175)
Asset acquisitions	(245,400)	(503,381)	(23,594)	(56,884)	310,602	(518,657)
Cash used in investing activities	(245,400)	(514,954)	(23,594)	(57,486)	310,602	(530,832)

Cash flows from financing activities
Proceeds from issuance of debt, net	—	296,500	—	—		296,500
Payments on term loan	—	(153,749)	—	—		(153,749)
Payments of deferred financing costs	—	(11,685)	—	—		(11,685)
Proceeds from issuance of common stock	245,400	237,186	23,594	49,822	(310,602)	245,400
Cash (used in) provided by financing activities	245,400	368,252	23,594	49,822	(310,602)	376,466

Effect of foreign exchange rate on cash	—	—	—	(3,043)	—	(3,043)

(Decrease) increase in cash and cash equivalents	$—	$16,118	$—	$4,918	$—	$21,036
Cash and cash equivalents, beginning of period	—	—	—	—	—	—
Cash and cash equivalents, end of period	$—	$16,118	$—	$4,918	$—	$21,036

22.                               Subsequent Events

On March 4, 2011, the Issuer announced that it commenced a consent solicitation (the “Solicitation”) to holders of the Notes pursuant to a consent solicitation statement (the “Solicitation Statement”), dated March 4, 2011, in order to amend the Indenture. The Solicitation will expire at 5:00 p.m., New York City time, on March 14, 2011, (the “Expiration Date”), unless extended. The Solicitation seeks to amend the restricted payments covenant of the Indenture to provide for additional restricted payment capacity. The proposed amendment would enable the Issuer to undertake an offering of additional notes under the Indenture and to use the net proceeds to, among other things, make a distribution to the Company. If the Solicitation is successful, the Issuer will make a cash payment of $15 per $1,000 in principal amount to each holder of Notes that validly delivers a duly executed consent on or prior to the Expiration Date and who has not revoked such consent in accordance with the procedures described in the Solicitation Statement. The Issuer’s obligation to pay such cash payment is contingent upon, among other things, the satisfaction or waiver, where possible, of the conditions set forth in the Solicitation Statement, including the consummation of an offering of additional notes under the Indenture in an aggregate principal amount of $150.0 million. In addition to the Solicitation, the Company is seeking the consent of the lenders under its revolving credit facility to amend such agreement to allow the Issuer to use the net proceeds of such potential new notes offering for the purpose described above. Such amendment would also modify the financial covenants contained in the agreement and adjust the effect interest rate of borrowings thereunder.

Item 9.                                                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Commission for newly registered companies.

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended December 31, 2010 in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                Other Information

None.

PART III

All information contained in Part III is included in this annual report and not incorporated by reference because we do not have any public equity that requires us to file a definitive proxy statement.

Item 10.                                                  Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of the executive officers and directors of Holdings and other key employees of Lantheus, as of March 7, 2011. Holdings is our ultimate parent company, and the Board of Directors of Holdings is the primary board that takes action with respect to our business and strategic planning.

Name	Age	Position
Larry Pickering	69	Director and Chairman
Donald R. Kiepert	62	Director, President and Chief Executive Officer
Robert P. Gaffey	63	Chief Financial Officer and Treasurer
Peter Card	61	Vice President, Strategy and Corporate Development
William Dawes	39	Vice President, Manufacturing and Operations
Michael Duffy	50	Vice President, General Counsel and Secretary
Phillip Lockwood	62	Vice President, Human Resources
Simon Robinson	51	Vice President, Research and Pharmaceutical Development
Robert Spurr	49	Vice President, Sales and Marketing
Mary Taylor	52	Vice President, Regulatory Affairs & Quality
Cyrille Villeneuve	59	Vice President and General Manager, International
Dana Washburn	49	Vice President, Clinical Development & Medical Affairs
David Burgstahler	42	Director
Patrick O’Neill	61	Director
Sriram Venkataraman	38	Director

Set forth below is a description of the business experience of the foregoing persons.

Larry Pickering is the Chairman of Holdings’ and our Board of Directors, a position he has held since January 2008. During the period of January 2008 through January 2010 Mr. Pickering also served as our Executive Chairman.  He is also a founding Partner of Avista, a position he has held since 2005. Previously, he served as Chairman of DLJMB Global Healthcare Partners. He began his career in healthcare with Johnson & Johnson where he served as President of Ortho Dermatology, President of Janssen Pharmaceuticals and Chairman of Janssen North America, Company Group Chairman, Worldwide OTC, Chairman of Johnson & Johnson Development Corporation and a Corporate Officer. Mr. Pickering retired from Johnson & Johnson in 2005, after serving 32 years. He holds a Bachelor of Business Administration from the University of Missouri. He currently serves as Director of Navilyst Medical, Inc. and Chairman of OptiNose, Inc. He previously served on the boards of BioReliance Holdings, Inc., Accellent Inc., BioPartners GmbH and Point Therapeutics Inc. (now known as Dara BioSciences Inc.). Mr. Pickering was chosen as Chairman of Holdings’ and our Board of Directors because of his extensive experience in the pharmaceutical industry in senior positions. His prior leadership roles at pharmaceutical companies provides him with key experience in the pharmaceutical industry and contributes to his ability to make strategic decisions with respect to our business. In addition, his prior role as our Executive Chairman enabled him to acquire personal knowledge of the day-to-day business issues we face, which provides valuable insight to our Board of Directors.

Don Kiepert is our President and Chief Executive Officer, a position he has held since January 2008. He is also our Director and a Director of Holdings, serving since January 2008. Previously, Mr. Kiepert was a consultant for Avista and Point Therapeutics Inc. (now known as Dara BioSciences Inc.) from July 2007 to January 2008, the founder and former Chairman, President and Chief Executive Officer of Point Therapeutics, from 1996 to July 2007, and the President and Chief Executive Officer of Chartwell Home Therapies from 1989 to 1996. Prior to 1989, he held various management positions at Baxter Travenol, Inc. He holds a Master of Science in Clinical Pharmacy and a Bachelor of Science in Pharmacy from Purdue University. He previously served on the board of Point Therapeutics Inc. Mr. Kiepert was chosen to serve as a Director because of his extensive experience in the healthcare industry in senior and entrepreneurial positions. As our President and Chief Executive Officer and the only management representative on our Board of Directors, Mr. Kiepert has significant knowledge of our products and market, and provides valuable insight into a variety of business issues and challenges we face.

Robert Gaffey was promoted to Chief Financial Offer in January of 2011. He was our Vice President, Finance and Information Technology, and Treasurer from January 2008 through December 2010. Prior to that, Mr. Gaffey held multiple positions with us since 1987, including Vice President Finance, Operations and General Manager Billerica Site, and most recently, Vice President Finance and Operations. He began his career with E.I. DuPont de Nemours. Mr. Gaffey holds a Bachelor of Science in Accounting from Bentley College and a Master of Business Administration from Widener University.

Peter Card is our Vice President, Strategy and Corporate Development, a position he has held since January 2008. Prior to that, Mr. Card has held multiple positions with us in the past 24 years, including Vice President, U.S. Marketing and Business Development, and most recently, Vice President, Strategy and Business Development. Mr. Card holds a Ph.D. in Organic Chemistry from Ohio State University and completed additional post-doctoral work at Harvard University.

William Dawes is our Vice President, Manufacturing and Operations since November 2010. Mr. Dawes held the position of Vice President, Manufacturing & Supply Chain from January 2008 to November 2010. From 2005 to 2008, Mr. Dawes served as General Manager, Medical Imaging Technical Operations, Interim General Manager, Medical Imaging Technical Operations, and Director, Engineering and Maintenance for BMSMI. Mr. Dawes began his career with DuPont Merck Pharmaceuticals. He holds a bachelor’s degree in Engineering from Hofstra University.

Michael Duffy is our Vice President, General Counsel and Secretary, a position he has held since January 2008. From 2002 to 2008, he served as Senior Vice President, General Counsel and Secretary of Point Therapeutics, Inc., a Boston-based biopharmaceutical company. Between 1999 and 2001, Mr. Duffy served as Senior Vice President, General Counsel and Secretary of Digital Broadband Communications, Inc., a competitive local exchange carrier which filed for protection under Chapter 11 of the United States Bankruptcy Code in December 2000. After the filing, Mr. Duffy served as the court-appointed liquidating trustee of the bankruptcy estate. From 1996 to 1999, Mr. Duffy served as Senior Vice President, General Counsel and Secretary of ETC w/tci, a sub-portfolio of TCI Ventures, Inc./Liberty Media Corporation. Mr. Duffy began his legal career with the law firm Ropes & Gray and holds law degrees from the University of Pennsylvania and Oxford University and a bachelor’s degree from Harvard College.

Philip Lockwood is our Vice President, Human Resources, a position he has held since February 2008. Prior to that, he served as Vice President, HR, for Indevus Pharmaceuticals, Inc. and from 2003 through 2007, he held a senior HR position at EMD Serono and its predecessor, Serono Inc. Mr. Lockwood holds a Bachelor of Arts from Siena College.

Simon Robinson is our Vice President, Research and Pharmaceutical Development, a position he has held since February 2010. Dr. Robinson was our Senior Director Discovery Research from 2008 to 2010 and our Director Discovery Biology and Veterinary Sciences from 2001 to 2008. Prior to joining us, he held research positions at BMS, Sphinx Pharmaceuticals, BASF and Dupont Pharmaceuticals. He holds a Ph.D. and B.Sc. in Pharmacology from the University of Leeds, England and did post-doctoral training at the University of Wisconsin Clinical Cancer Center.

Robert Spurr is our Vice President, Sales and Marketing, a position he has held since January 2010. From 2003 to 2010, he served as Vice President Sales and Marketing, Institutional Franchise and Vice President Strategic Business Group, North America, at Ortho-McNeil, a pharmaceuticals division of Johnson and Johnson, and previously held multiple positions at Aventis Pharmaceuticals and Novartis Pharmaceuticals. Mr. Spurr holds a Bachelor of Science degree from Keene State College and a Master of Business Administration from Rutgers.

Mary Taylor is our Vice President, Regulatory Affairs & Quality since November 2010.  Ms. Tayor was our Vice President, Global Regulatory Affairs from January 2009 to November 2010. From February 2008 to December 2008, she was a vice president at Tolerx. From December 2003 to January 2008, she was a senior vice president at Curagen. She holds a Bachelor of Science in Biochemistry from Michigan State University and a Master of Public Health from the University of Michigan.

Cyrille Villeneuve is our Vice President and General Manager, International, a position he has held since November 2008. Prior to joining us in 1985, Mr. Villeneuve held positions at the Montreal Heart Institute and Hospital Hotel-Dieu Montreal. He holds a Bachelor of Arts from Montreal University and a Master of Public Administration from the Ecole Nationale Administration Publique.

Dana Washburn is our Vice President, Clinical Development & Medical Affairs, a position he has held since April 2010. From 2002 to 2010, Dr. Washburn held positions of increasing responsibility at Boston Scientific Corporation, most recently as Vice President, Clinical Trials and Safety, Medical Safety Officer. A board-certified nuclear cardiologist, Dr. Washburn practiced medicine in both an academic and private setting prior to joining us. Dr. Washburn holds a Bachelor of Arts from Dartmouth College and a Doctor of Medicine from the University of Massachusetts Medical School.

David Burgstahler is a Director and the Chairman of our Audit Committee and Compensation Committee, serving on our and Holdings’ board of directors since January 2008. He is a founding partner of Avista since 2005 and since 2009, has been President of Avista. Prior to forming Avista, he was a partner of DLJ Merchant Banking Partners. He was at DLJ Investment Banking from 1995 to 1997 and at DLJ Merchant Banking Partners from 1997 through 2005. Prior to that, he worked at

Anderson Consulting (now known as Accenture) and McDonnell Douglas (now known as Boeing). He holds a Bachelor of Science in Aerospace Engineering from the University of Kansas and a Master of Business Administration from Harvard Business School. He currently serves as a Director of Armored AutoGroup Inc., BioReliance Holdings, Inc., Cidron Healthcare Limited (ConvaTec), INC Research Holdings, Inc., Navilyst Medical, Inc., Visant Corporation and WideOpenWest, LLC. He previously served as a Director of Haights Cross Communications, Inc., Warner Chilcott plc and WRC Media Inc. Mr. Burgstahler was chosen as a Director of Holdings because of his strong finance and management background, with over 15 years in banking and private equity finance. He has extensive experience serving as a director for a diverse group of private and public companies.

Sriram Venkataraman is a Director, serving on Holdings’ board of directors since November 2010. He is also a Partner of Avista, having joined in May 2007. Prior to joining Avista, Mr. Venkataraman was a Vice President in the Healthcare Investment Banking group at Credit Suisse Group AG from 2001 to 2007. Previously, he worked at GE Healthcare (formerly known as GE Medical Systems) from 1996 to 1999. Mr. Venkataraman holds a Master of Science in Electrical Engineering from the University of Illinois, Urbana-Champaign and a Master of Business Administration with Honors from The Wharton School. He currently serves as a Director of Navilyst Medical, Inc. and OptiNose Inc. Mr. Venkataraman was chosen as a Director of Holdings because of his experience in the healthcare industry and his strong finance and management background. He has extensive experience in investment banking and private equity finance, with a focus particularly on the healthcare industry. He also has experience serving as a director of private companies.

Dr. Patrick O’Neill is a Director, serving on Holdings’ board of directors since February 2008. He is also an industry advisor for Avista, a position he has held since 2008. Prior to joining Avista, he was at Johnson & Johnson from 1976 to 2006, holding Research and Development and New Business Development leadership positions in Johnson & Johnson’s pharmaceutical business, their Medical Devices and Diagnostics Group, and the surgical and interventional cardiology/radiology business units until he retired in February 2006. He served as Executive in Residence at New Enterprise Associates from March 2006 through 2007. He holds a Bachelor of Science in Pharmacy and Ph.D. in Pharmacology from The Ohio State University. He currently serves as Director of Navilyst Medical, Inc., BioReliance Holdings, Inc. and Optinose, Inc. Dr. O’Neill was chosen as a Director of Holdings because of his experience in the pharmaceutical industry. He has participated directly in the development of pharmaceutical products for other companies, which provides valuable insight into strategic business decisions.

Board of Directors

The Board of Directors of Holdings is responsible for the management of our business. The Board of Directors of Holdings is comprised of five directors. Directors who are elected to an annual meeting of stockholders serve in their position until the next annual meeting and until their successors are elected and qualified. Pursuant to the management and employee shareholders agreements described in “Item 13—Certain Relationships and Related Party Transactions, and Director Independence—Transactions with Related Persons—Shareholders Agreement,” Avista has designation rights with respect to the composition of the Holdings board of directors and Avista is entitled to majority representation on any committee that the board creates. Messrs. Pickering, Kiepert, Burgstahler, O’Neill and Venkataraman were appointed pursuant to these agreements.

Although not formally considered by the Board of Directors of Holdings because our securities are not registered or traded on any national securities exchange, we do not believe that any of our directors would be considered independent for either Board of Directors or Audit Committee purposes based upon the listing standards of the New York Stock Exchange. We believe none of our directors would be considered independent because of their relationships with Avista, which, through certain entities, owns approximately 99.5% of Holdings’ issued and outstanding capital stock, as described further under “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Principal Stockholders,” and other relationships with us, as described further under “Item 13—Certain Relationships and Related Party Transactions, and Director Independence.”

Board Committees

The Audit Committee of Holdings is composed of Messrs. Burgstahler and Venkataraman. In light of our status as a closely held company and the absence of a public trading market for our common stock, the Board of Directors of Holdings has not designated any member of the Audit Committee as an “audit committee financial expert.” The Compensation Committee of Holdings is composed of Messrs. Burgstahler and Pickering.

Code of Ethics

We have a code of conduct and ethics for all of our employees, including our principal executive, financial and accounting officers and our controller, or persons performing similar functions, and each of the non-employee directors on our Board of Directors. We intend to provide any required disclosure of any amendment to or waiver from such code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in a Current Report on Form 8-K filed with the Commission.

Item 11.                                                  Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee is generally charged with the oversight of our executive compensation program. The Compensation Committee is composed of Messrs. Burgstahler and Pickering. Responsibilities of the Compensation Committee include the review and approval of the following items:

•                  executive compensation strategy and philosophy;

•                  compensation arrangements for executive management;

•                  design and administration of the annual incentive plan;

•                  design and administration of our equity incentive plans;

•                  executive benefits; and

•                  any other compensation or benefits related items deemed appropriate by the Compensation Committee.

In addition, the Compensation Committee considers the proper alignment of executive pay with our values and strategy by overseeing executive compensation policies, measuring and assessing corporate performance and taking into account our Chief Executive Officer’s performance assessment of our company. While the Compensation Committee has not historically used the services of independent compensation consultants, it may retain such services in the future to assist in the strategic review of programs and arrangements relating to executive compensation and performance.

The following executive compensation discussion and analysis describes the principles underlying our executive compensation policies and decisions including material elements of compensation for our named executive officers. Our named executive officers for 2010 were:

•                  Larry Pickering, Chairman(1);

•                  Donald Kiepert, President and Chief Executive Officer;

•                  Robert Gaffey, Chief Financial Officer and Treasurer;

•                  Robert Spurr, Vice President, Sales & Marketing;

•                  Dr. Dana Washburn, Vice President, Clinical Development & Medical Affairs; and

•                  Simon Robinson, Vice President, Research & Pharmaceutical Development

(1)                            Effective January 8, 2010, Mr. Pickering relinquished his executive role of direct oversight of our Research and Development organizations to Mr. Kiepert. Mr. Pickering continues to serve as the non-executive Chairman of the Board of Directors.

As discussed in more detail below, the material elements and structure of our executive compensation program were negotiated and determined in connection with the Acquisition.

Compensation Philosophy and Objectives

The core philosophy of our executive compensation program is to support our primary objective of providing innovative medical imaging solutions to improve the treatment of human disease while enhancing our long-term value to our stockholders.

Specifically, the Compensation Committee believes the most effective executive compensation program for all executives, including named executive officers:

•                  reinforces our strategic initiatives;

•                  aligns the economic interests of our executives with those of our stockholders; and

•                  encourages attraction and long-term retention of key contributors.

The Compensation Committee considers the following factors when determining compensation for our executive officers, including our named executive officers:

•                  the requirements of any applicable employment agreements;

•                  the executive’s individual performance during the year;

•                  his or her projected role and responsibilities for the coming year;

•                  his or her actual and potential impact on the successful execution of our strategy;

•                  recommendations from our President and Chief Executive Officer and any independent compensation consultants, if used;

•                  an officer’s prior compensation, experience, and professional status;

•                  internal pay equity considerations; and

•                  employment market conditions and compensation practices within our peer group.

The weighting of these and other relevant factors is determined on an individual basis for each executive upon consideration of the relevant facts and circumstances.

The Compensation Committee is committed to a strong, positive link between our objectives and our compensation practices. Our compensation philosophy also allows for flexibility in establishing executive compensation based on an evaluation of information prepared by management or other advisors and other objective and subjective considerations deemed appropriate by the Compensation Committee, subject to any contractual agreements with our executives. This flexibility is important to ensure our compensation programs are competitive and that our compensation decisions appropriately reflect the unique contributions and characteristics of our executive officers.

Compensation Benchmarking

The Compensation Committee ensures executives’ pay levels are materially consistent with our compensation philosophy and objectives described above by conducting annual assessments of competitive executive compensation. We utilize data from publicly traded, similarly-sized pharmaceutical, biopharmaceutical and other life science companies as our primary source for competitive pay levels. However, the Compensation Committee does not support rigid adherence to benchmarks or compensatory formulas and strives to make compensation decisions which effectively support our compensation objectives and reflect the unique attributes of our company and each executive.

For 2010 compensation for our executive officers, including our named executive officers, the Compensation Committee reviewed executive compensation data provided by Radford Life Sciences Survey, a nationally recognized survey source. The Compensation Committee looked at compensation data for life sciences companies with 500 or fewer employees, the closest approximation to our size, and, to the extent possible, comparable position matches and compensation components.

For 2010 compensation for our President and Chief Executive Officer, data were also collected from a review of the following industry peers: Abaxis Inc., Akorn Incorporated, Alexion Pharmaceuticals, Inc., Alkermes, Inc., AMAG Pharmaceutical, Inc., Auxilium Pharmaceuticals, Inc., Cepheid, Cubist Pharmaceuticals, Inc., Enzon Pharmaceuticals, Inc., Gen-Probe Incorporated, Genomic Health, Inc., IDEXX Laboratories, Inc., Immucor, Inc., Inverness Medical Innovations, Inc. (now known as Alere Inc.), The Medicines Company, Meridian Bioscience, Inc., Molecular Insight Pharmaceuticals, Inc., Myriad Genetics, Inc., Nektar Therapeutics, OSI Pharmaceuticals, Inc., Quidel Corporation and TECHNE Corporation. The data used was from 2008, adjusted for time by increasing the amounts by approximately 3%. This peer group had mean revenue of $211.3 million and headcount of 383. This peer group selection included 22 life science and specialty pharmaceutical companies. It was selected to best reflect similar sized companies in our industry with mature products, full field sales operations and a balance of both private and public companies.

Employment Agreements

In connection with the Acquisition, we entered into employment agreements with Messrs. Pickering and Kiepert. Our other named executive officers are not subject to employment agreements.

Among other things, these agreements set the executives’ compensation terms, their rights upon a termination of employment and restrictive covenants relating to non-competition, non-solicitation, and confidentiality. See “—Potential Payments Upon Termination or Change of Control—Employment Agreements and Arrangements.”

Elements of Compensation

Our compensation program is heavily weighted towards performance based compensation, reflecting our philosophy of increasing our long-term value and supporting strategic imperatives, as discussed above. Total compensation and other benefits consist of the following elements:

•                  base salary;

•                  annual non-equity incentive compensation; and

•                  long-term equity incentives in the form of stock options.

We do not offer a defined benefit pension plan. The Compensation Committee supports a competitive employee benefit package, but does not support executive perquisites or other supplemental programs targeted to executives.

Base Salary

Base salaries are intended to provide reasonable and competitive fixed compensation for regular job duties.  In April of 2010, the Compensation Committee approved merit salary actions for our named executive officers comparable with competitive market practice.  The average increase awarded was 2.8% of base salary.

Corresponding to Mr. Pickering’s transition from Executive Chairman to Chairman in January of 2010, his annual salary was reduced from $400,000 to $200,000.

Our general practice with respect to cash compensation is that executive base salaries and annual cash incentive compensation values should generally position total annual cash compensation between the 25th and 75th percentiles of similarly-sized life science companies. See “—Compensation Discussion and Analysis—Compensation Benchmarking.” Cash compensation is generally below the median for those who were awarded larger option awards and more competitively aligned for recent hires.

In 2010, the base salaries of Messrs. Pickering, Kiepert, Gaffey and Spurr, and Drs. Washburn and Robinson were $200,000, $412,000, $260,000, $295,000, $305,000 and $235,000, respectively.

Annual Cash Incentive Compensation

Our 2010 Executive Leadership Team Incentive Bonus Plan (the “Bonus Plan”) is intended to reward executive officers, including our named executive officers, for annual financial performance, performance of other corporate goals that may be long-term in nature and meeting or exceeding certain short-term objectives.

Cash incentive compensation under the Bonus Plan is subject to the achievement of a certain EBITDA target. EBITDA is defined in the Bonus Plan as earnings before interest, taxes, depreciation and amortization. The Bonus Plan provides for adjustments to the EBITDA targets by the Compensation Committee for extraordinary and unforeseen events.

The Compensation Committee chose to structure annual incentives on EBITDA for a number of reasons:

•                  it effectively measures our overall performance;

•                  it can be considered an important surrogate for cash flow, a critical metric related to servicing our outstanding debt;

•                  it is a key metric driving our valuation, consistent with the valuation approach used by industry analysts; and

•                  it is consistent with the metric used for the vesting of the financial performance portion of our option grants.

These EBITDA targets should not be understood as management’s predictions of future performance or other guidance and investors should not apply these in any other context. EBITDA targets were linked to our short-term and long-term business objectives to ensure incentives are provided for appropriate performance. The Compensation Committee believes our cash incentive compensation structure is consistent with competitive practice.

The potential bonus payouts under various scenarios in 2010 for our named executive officers were as follows:

Named Executive Officer	Threshold Bonus(1) (as % of Base Salary)	Target Bonus (as % of Base Salary)	Above Target Bonus (as % of Base Salary)
Larry Pickering(2)	N/A	N/A	N/A
Don Kiepert	50%	100%	200%
Robert Gaffey	15%	30%	60%
Robert Spurr	15%	30%	60%
Dana Washburn	15%	30%	60%
Simon Robinson	15%	30%	60%

(1)                                  Assuming that named executive achieved his/her department and individual performance goals.

(2)           Mr. Pickering, in his new role as Chairman, no longer participates in the Bonus Plan.

For Mr. Kiepert, pursuant to his employment agreement, payout of the target level bonus is tied to the achievement of the EBITDA target and other corporate performance goals established by the Compensation Committee within the first three months of a given year. Pursuant to the Bonus Plan, for our other named executive officers, payout of the target level bonus is tied to the achievement of the EBITDA target and the achievement of certain department performance and individual performance goals. The achievement of the EBITDA target accounts for 50% of the total bonus award while the achievement of department performance and individual performance goals accounts for 30% and 20%, respectively. Department performance goals are recommended and approved by our Chief Executive Officer at the start of each year. Achievement of individual performance goals are assessed by our Chief Executive Officer at the end of each year. These targets were intended to provide a meaningful incentive for executives to achieve or exceed performance goals.

If we did not meet the EBITDA target, but we met a level equal to at least 90% of the EBITDA target, then pursuant to the Bonus Plan, the Compensation Committee has discretion to award any percentage of the target bonus, calculated relative to the achievement of the named executive officer’s performance goals, including department, individual and corporate performance goals. For example, if we did meet 90% of the EBITDA target and the executive achieved his or her department and individual performance goals, the executive would receive a threshold bonus equal to 50% of his or her bonus target. If we did not meet at least 90% of the EBITDA target, then no bonus is awarded.

If our EBITDA is above the EBITDA target, the Bonus Plan specifies a formula that would create a pool (the “Bonus Pool”) not to exceed $500,000 for discretionary allocation among the participants of the Bonus Plan, including our named executive officers. The Bonus Pool amount is set at 4.548% of our incremental EBITDA for such year in excess of the EBITDA target. The maximum potential payout from the Bonus Pool for each participant, including our named executive officers, is 100% of their respective target bonus amount. As such, total bonus awarded for above EBITDA target achievement would be double the target bonus amount of each participant, including our named executive officers.

Our EBITDA target relative to the Bonus Plan for the fiscal year ended December 31, 2010 was established at $96.2 million. In the fiscal year ended December 31, 2010, our EBITDA was $85.2 million. Because we did not meet our EBITDA target the Compensation Committee determined that no bonuses were earned in 2010 under the Plan. For Messrs. Pickering and Kiepert in 2010, performance goals included, in addition to our EBITDA goal: revenue goals for select products; driving Flupiridaz F-18 through a successful completion of Phase 2 clinical trials and initiating Phase 3; advancing our cardiac neuronal imaging agent to Phase 2, filing a sNDA for DEFINITY relative to a stress echo indication; completing a recapitalization of debt; increasing supply and diversification for Molybdenum, strengthening the organization by recruiting new senior managers to head Sales & Marketing and Clinical Development; finalizing our Strategic Operating Plan; completing the in-license, acquisition, co-promotion or other business venture of one additional product, finalizing our PPA distribution plan for Europe; and initiatives towards a more entrepreneurial action-oriented culture.

For Mr. Gaffey, performance goals included delivering established 2010 financial plans with a focus on managing expenses, meeting all bank reporting and debt requirements; leading the capital restructuring; completing the strategic operating plan; completing a strategic roadmap of our information technologies; implementing increases in specific organizational capabilities within assigned functions; improved compliance and controls; and developing plan to be fully Sarbanes-Oxley compliant in 2011.

For Mr. Spurr, performance goals included achieving United States sales targets; increasing accountability and organizational capabilities within Sales &Marketing; establishing comprehensive marketing plans; delivering cross-functional communication and analytics; and advancing organizational capabilities relative to the economics of healthcare and product life cycle planning.

For Dr. Washburn, performance goals included completing our Phase 2 clinical program for Flupiridaz F-18 and initiating Phase 3, completing Phase 1 of our cardiac neuronal imaging agent and starting Phase 2; filing a sNDA for DEFINITY; and implementing increases in specific organizational capabilities within assigned functions.

For Dr. Robinson, performance goals included driving chemistry, manufacture and control development of Flupiridaz F-18 consistent with project timelines; advancing development of our cardiac neuronal imaging consistent with project timelines; meeting milestones in preclinical development of our vascular remodeling imaging agent; and leading other initiatives to expand product applications and advance other early stage research.

While the Compensation Committee reviewed each executive’s performance relative to the non-EBITDA goals set forth above and recognized significant achievements, the Compensation Committee concluded that no bonuses should be paid out because we did not meet our EBITDA target.

Long-Term Equity Incentive Awards

In connection with the Acquisition, the Board of Directors approved and adopted the 2008 Lantheus MI Holdings, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”), which allows grants of equity awards and options for shares of Holdings. The purpose of the 2008 Equity Plan is to:

•                  promote our long-term financial interests and growth by attracting and retaining management and other personnel and key service providers with the training, experience and abilities to enable them to make substantial contributions to the success of our business;

•                  motivate management personnel by means of growth-related incentives to achieve long range goals; and

•                  further the alignment of interests of participants with those of our stockholders through opportunities for increased stock or stock-based ownership in us.

Although we look at competitive long-term equity incentive award values when assessing our compensation programs, as described above under “—Compensation Discussion and Analysis—Compensation Benchmarking,” we do not make annual executive option grants because, following the Acquisition, we issued large upfront stock option grants that vest over time and with the achievement of certain performance goals in lieu of annual grants. The Compensation Committee believes these stock option grants establish performance objectives and incentives and help align our executives’ interests with the interests of the stockholders in fostering long-term value. They also motivate sustained increases in our financial performance and help ensure that the investors have received an appropriate return on their invested capital before executive officers receive significant value from these options.

In 2008, the Compensation Committee approved grants of options to Messrs. Pickering, Kiepert, Gaffey and Robinson under the 2008 Equity Plan. The terms of these grants were consistent with the grants granted after the Acquisition. During 2010, the Committee approved grants of options to Mr. Spurr and Dr. Washburn in conjunction with offers of employment.  Also in 2010, Dr. Robinson was awarded a grant of options to purchase shares of Holdings in recognition of his promotion to Vice President, Research and Pharmaceutical Development.

The options have an exercise price equivalent to fair market value on the date of grant. Since our common stock is not currently traded on a national securities exchange, fair market value is determined reasonably and in good faith by the Board of Directors.

These options have a ten-year term and are generally issued either as time based options (the “Time Vesting Options”) or EBITDA-based performance options (the “Performance Vesting Options”). The combination of time and performance based vesting of these awards is designed to compensate our executive officers, including our named executive officers, for their long-term commitment to us. They are also designed to motivate sustained increases in our financial performance and help ensure that the investors have received an appropriate return on their invested capital before executive officers receive significant value from these options.

EBITDA is defined in the award agreements as the sum of net income (or loss) of the business or entity for such period; plus interest expense, income taxes, depreciation expenses, amortization expenses, all fees paid by us or any of our subsidiaries pursuant to the Advisory Services Agreements with Avista, dated as of January 8, 2008, non-recurring expenses for executive severance, relocation, recruiting and one-time compensation, the aggregate amount of all other non-cash charges reducing net income including stock-based compensation expense, retention bonuses paid in fiscal year 2008; all extraordinary losses; less all extraordinary gains in each case determined in accordance with generally accepted accounting principles in the United States.

The Time Vesting Options are granted to aid in retention. Consistent with this goal, the Time Vesting Options granted to Messrs. Kiepert and Gaffey and Dr. Robinson in 2008, and to Mr. Spurr and Drs. Washburn and Robinson in 2010, vest ratably on the grant date over the following five years. To recognize Mr. Pickering’s role with Avista Capital in leading the acquisition, options granted to Mr. Pickering in 2008 vest 40% on the first year and ratably on the grant date over the following three years.

The Performance Vesting Options are intended to motivate financial performance in line with investors’ outlook for performance during our first five years. We chose EBITDA as the performance metric since it is a key driver of our valuation and for the reasons described above in “Annual Cash Incentive Compensation.” The Performance Vesting Options granted to Messrs. Kiepert and Gaffey and Dr. Robinson in 2008, and to Mr. Spurr and Drs. Washburn and Robinson in 2010, are eligible to vest ratably in five equal installments if certain annual EBITDA targets are achieved. To recognize Mr. Pickering’s role with Avista Capital in leading the acquisition, options granted to Mr. Pickering in 2008 vest 40% in the first year and ratably in three equal installments if certain annual EBITDA targets are achieved. The EBITDA targets were established at the time of the Acquisition and can be adjusted by the Board of Directors in consultation with our Chief Executive Officer as described below.

On April 8, 2009, Mr. Pickering received a supplemental grant of 50,000 options to purchase shares of Holdings in recognition of his contributions in connection with the Acquisition, pursuing an extension of the marketing exclusivity of Cardiolite and exceeding the EBITDA targets established for 2008. Anticipating Mr. Pickering’s current executive role to evolve to a non-employee director in the future, Mr. Pickering’s award was granted in the form of 100% time-based options, vesting ratably in four equal installments.

Due to the number of events that can occur within our industry in any given year that are beyond the control of management but may significantly impact EBITDA and our financial performance, such as significant fluctuations in the cost of raw materials and unit sales volume, and regulatory and reimbursement changes, we have incorporated certain vesting provisions into each stock option grant agreement that allow such Performance Vesting Options to vest later than the date specified. Performance Vesting Options that were eligible to vest but failed to vest due to our failure to achieve an EBITDA target in any given year may vest if we exceed the annual EBITDA target in a subsequent year.

Consistent with the EBITDA targets under the Bonus Plan, pursuant to the terms of the 2008 Equity Plan and the individual Stock Option Agreements governing each option grant, the Board of Directors, in consultation with our Chief Executive Officer, has the ability to adjust the EBITDA targets for significant events, changes in accounting rules and other customary adjustment events. We believe these adjustments may be necessary in order to effectuate the intents and purposes of our compensation plans and to avoid unintended consequences that are inconsistent with these intents and purposes.

If our EBITDA is below the EBITDA target but is equal to at least 90% of the EBITDA target, then a percentage of the Performance Vesting Options vests in that year, calculated as follows:

(10% of possible		(Incremental EBITDA over		(90% of possible
vested Performance	×	90% of EBITDA target)	+	vested Performance
Vesting Options)		(EBITDA target—90% of		Vesting Options)
EBITDA target)

Our EBITDA target relative to performance vesting of options in 2010 was $105.5 million. In the fiscal year ended December 31, 2010, our actual EBITDA was $85.2 million. As a result, none of the Performance Vesting Options vested in 2010 out of a possible 20%.

We set our future EBITDA targets to reflect our expected annual EBITDA which progressively increases as we approach the expected launch dates of pipeline products. Thus, while designed to be attainable, EBITDA targets for these years require strong performance with our existing and acquired marketed products, as well as the execution of our clinical pipeline program and cost control.

For additional information concerning the options awarded in 2008, 2009 and 2010, see “—2010 Grants of Plan-Based Awards” and “—Outstanding Equity Awards at 2010 Fiscal Year-End.”

Other Benefits

Retirement Plans

We offer a 401(k) qualified defined contribution retirement plan for U.S.-based employees, including named executive officers, with a 4.5% company match.

Personal Benefits

Mr. Pickering’s employment agreement specifies a per diem allowance of $200 per day while in Billerica, Massachusetts, in lieu of lodging expense reimbursement. Except as otherwise discussed herein, other welfare and employee-benefit programs are the same for all of our eligible employees, including our named executive officers. Our other named executive officers do not receive additional benefits outside of those offered to our other employees.

As part of his employment offer, Mr. Spurr was provided with a relocation package with direct payment or reimbursement for usual, reasonable and customary relocation expenses including but are not limited to: real estate closing expenses on his home sale and home purchase, real estate commissions on closing, household goods move, family transportations, two house hunting trips and tax gross-up on taxable relocation expenses.

Ownership Guidelines

In the event of exercise of an option grant, the resulting shares are subject to the provisions of the Employee Shareholder Agreement which restricts transfer and voting rights to ensure alignment with the initial investors. We do not maintain formal ownership guidelines.

Severance and Change in Control Benefits

As noted above, Messrs. Pickering and Kiepert have entered into employment agreements which detail, among other things, each executive’s rights upon a termination of employment in exchange for non-competition, non-solicitation and confidentiality covenants. See “—Potential Payments Upon Termination or Change in Control.”

Messrs. Gaffey and Spurr and Drs. Washburn and Robinson are covered under Lantheus’ Severance Plan or the terms of their employment offer for six months for salary continuation if involuntarily terminated by us other than for cause.

We believe that reasonable severance benefits are appropriate in order to be competitive in our executive retention efforts. These benefits reflect the fact that it may be difficult for such executives to find comparable employment within a short period of time. We also believe formalized severance arrangements are at times a competitive requirement to attract the required talent for the role.

Recoupment of Compensation

Information regarding our policy with respect to the recovery of incentive compensation is provided under “—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Incentive Compensation.”

Tax and Accounting Implications

We were not subject to Section 162(m) of the Internal Revenue Code, as amended in 2010. For 2011 and beyond, the Compensation Committee will consider the impact of Section 162(m) in the design of its compensation strategies. Under Section 162(m), compensation paid to executive officers in excess of $1,000,000 cannot be taken by us as a tax deduction unless the compensation qualifies as performance-based compensation. We have determined, however, that we will not necessarily seek to limit executive compensation to amounts deductible under Section 162(m) if such limitation is not in the best interests of our stockholders. While considering the tax implications of its compensation decisions, the Compensation Committee believes its primary focus should be to attract, retain and motivate executives and to align the executives’ interests with those of our stockholders.

The Compensation Committee operates its compensation programs with the good faith intention of complying with Section 409A of the Internal Revenue Code. We account for stock based payments with respect to our long-term equity incentive award programs in accordance with the requirements of ASC 718.

Compensation Risk Assessment

In consultation with the Compensation Committee, members of Human Resources, Legal and Finance groups conducted an annual assessment of whether our compensation policies and practices encourage excessive or inappropriate risk taking by our employees, including employees other than our named executive officers. This assessment included a review of the risk characteristics of our business and the design of our incentive plans and policies. Although a significant portion of our executive compensation program is performance-based, the Compensation Committee has focused on aligning our compensation policies with our long-term interests and avoiding rewards or incentive structures that could create unnecessary risks to us.

Management reported its findings to the Compensation Committee, which agreed with management’s assessment that our plans and policies do not encourage excessive or inappropriate risk taking and determined such policies or practices are not reasonably likely to have a material adverse effect on us.

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2010 and 2009 earned by or paid to our named executive officers.

					Non-Equity
				Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(5)	($)(6)	($)(7)	($)(8)	($)
Larry Pickering(1)	2010	$204,370	—	—	—	—	$204,370
Chairman	2009	$401,154	$50,000	$155,000	$200,000	$1,950	$808,104

Donald Kiepert	2010	$401,308	—	—	—	$15,049	$416,357
President and Chief Executive Officer	2009	$400,000	$50,000	—	$200,000	$12,346	$662,346

Robert Gaffey	2010	$252,692	—	—	—	$11,039	$263,731
Vice President, Chief Financial Officer	2009	$250,000	$37,500	—	$37,500	$9,361	$334,361

Robert Spurr(2)	2010	$273,308	—	$679,500	—	$65,638	$1,018,446
Vice President, Sales and Marketing	2009	—	—	—	—	—	—

Dana Washburn, M.D.(3)	2010	$211,149	—	$443,000	—	$1,793	$655,942
Vice President Clinical Development and Medical Affairs	2009	—	—	—	—	—	—

Simon Robinson.(4)	2010	$228,278	—	$135,900	—	$10,273	$374,451
Vice President Research and Pharmaceutical Development	2009	$218,643	$22,670	—	$27,330	$8,325	$276,968

(1)

Mr. Pickering served as Executive Chairman until January 8, 2010, at which time he relinquished his executive duties to our Chief Executive Officer and retained his role of non-executive Chairman of the Board. In 2010 and 2009, Mr. Pickering did not receive any additional compensation for his position as a director. In connection with his change of role in 2010, Mr. Pickering’s salary was renegotiated to $200,000 per year.

(2)	Mr. Spurr joined us on January 18, 2010. The amounts shown in “Salary” reflect his base salary earned in 2010.

(3)	Dr. Washburn joined us on April 12, 2010. The amounts shown in “Salary” reflect his base salary earned in 2010.

(4)	Mr. Robinson was promoted to Vice President in February of 2010.

(5)

The amounts reflect the cash incentive compensation awarded above the threshold bonus target by the Compensation Committee. See “—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Incentive Compensation.”

(6)

Includes the grant date fair value of the stock option awards granted during the fiscal years ended December 31, 2010 and 2009, in accordance with ASC 718 with respect to options to purchase shares of our common stock awarded to the named executive officers in 2010 and 2009 under our 2008 Equity Plan. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Accounting for Stock-Based Compensation.”

(7)

For 2010, no bonuses were earned under the Bonus Plan. For 2009, the amounts reflect the cash incentive compensation earned for the year ended December 31, 2009 under the 2009 Executive Leadership Team Incentive Bonus Plan, which were paid in the first quarter of 2010.

(8)

For Messrs. Kiepert, Gaffey and Spurr and Drs. Washburn and Robinson, the amounts reflect matching contributions to our defined contribution retirement plans in 2010 of $15,049, $11,039, $6,127, $1,793 and $10,273, respectively. For Messrs. Kiepert and Gaffey and Dr. Robinson in 2009, the amounts reflect matching contributions to our defined contribution retirement plans of $12,346, $9,361 and $8,325, respectively. Mr. Pickering does not participate in our 401(k) plan. For Mr. Pickering, the amount for 2009 reflects the total per diem allowance he received for lodging. In 2010, Mr. Spurr also received $59,511 in taxable relocation assistance.

2010 Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2010 with respect to the named executive officers.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option
Name	Grant Date	Threshold ($)(1)	Target ($)(2)	Maximum ($)(3)	Threshold (#)	Target (#)	Maximum (#)	Options (#)	Awards ($/Sh)
Larry Pickering(4)	—	—	—	—	—	—	—	—	—
Donald Kiepert	—	$206,000	$412,000	$824,000	—	—	—	—	—
Robert Gaffey	—	$39,000	$78,000	$156,000	—	—	—	—	—
Robert Spurr(5)	—	$44,250	$88,500	$177,000	—	—	—	—	—
	3/8/10	—	—	—	13,500	75,000	75,000	75,000	$10.26
Dana Washburn M.D.(6)	—	$45,750	$91,500	$183,000	—	—	—	—	—
	4/12/10	—	—	—	9,000	50,000	50,000	50,000	$10.26
Simon Robinson.(7)	—	$35,250	$70,500	$141,000	—	—	—	—	—
	3/8/10	—	—	—	2,700	15,000	15,000	15,000	$10.26

(1)

The amounts shown in the “Threshold” column reflect the threshold payment, which is 50% of the amount shown in the “Target” column. See “—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Incentive Compensation.”

(2)

The amount show in the “Target” column is the potential cash incentive award given to our named executive officers if the EBITDA target is hit in 2010. For Messrs. Pickering and Kiepert, that amount is 100% of their respective 2010 base salaries. For Messrs. Gaffey and Spurr and Drs. Washburn and Robinson, that amount is 30% of their respective 2010 base salaries. See “—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Incentive Compensation.”

(3)

The amount shown in the “Maximum” column is 200% of the amount shown in the “Target” column. Pursuant to the Bonus Plan, if we achieve an EBITDA that is greater than the EBITDA target, the Bonus Plan specified a formula that would create a pool not to exceed $500,000 in the aggregate for discretionary allocation among the eligible participants of the Bonus Plan. The maximum payment from the Bonus Pool for Mr. Kiepert is 200% of his base salary. The maximum for all other participants, including our other named executive officers, is 60% of their respective base salaries. See “—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Incentive Compensation.”

(4)	Mr. Pickering, in his new role as Chairman, no longer participates in the Bonus Plan.

(5)

Mr. Spurr was granted 150,000 stock options with a ten-year term in conjunction with an offer of employment. 75,000 of these options are Time Vesting Options and 75,000 are Performance Vesting Options. See “—Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Incentive Awards.”

(6)

Dr. Washburn was granted 100,000 stock options with a ten-year term in conjunction with an offer of employment. 50,000 of these options are Time Vesting Options and 50,000 are Performance Vesting Options. See “—Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Incentive Awards.”

(7)

Dr. Robinson was granted an additional 30,000 stock options with a ten-year term in recognition of his promotion to Vice President. 15,000 of these options are Time Vesting Options and 15,000 are Performance Vesting Options. See “—Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Incentive Awards.”

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table includes certain information with respect to options held by the named executive officers as of December 31, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Securities of Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Larry Pickering:
Stock Options(1)	445,462	150,240	155,498	$2.00	3/3/18
Stock Options(2)	12,500	37,500	—	$6.84	4/19/19
Don Kiepert:
Stock Options(3)	492,036	375,600	384,364	$2.00	2/24/18
Robert Gaffey:
Stock Options(3)	137,550	105,000	107,450	$2.00	4/3/18
Robert Spurr:
Stock Options(4)	—	75,000	75,000	$10.26	3/7/20
Dana Washburn M.D:
Stock Options(4)	—	50,000	50,000	$10.26	4/11/20
Simon Robinson:
Stock Options(3)	7,860	6,000	6,140	$2.00	4/3/18
Stock Options(4)	—	30,000	30,000	$10.26	3/7/20

(1)

40% of the shares subject to the Time Vesting Options vested on January 1, 2009 and 40% of the Performance Vesting Options vested on April 16, 2009 upon the Compensation Committee’s determination that we achieved the 2008 EBITDA performance targets. 20% of the shares subject to the Time Vesting Options vested on January 1, 2010. The remaining shares subject to the Time Vesting Options will vest ratably over the next two years and will vest in full as of January 1, 2012. We did not meet our EBITDA targets in 2010, and as such, none of the Performance Vesting Options vested in 2010. Assuming the EBITDA targets are met in each applicable fiscal year, the remaining shares subject to the Performance Vesting Options will vest ratably over the next two years.

(2)

20% of the shares subject to the Time Vesting Options vested on January 1, 2010. The remaining shares subject to the Time Vesting Options will vest ratably over the next three years and will vest in full as of April 20, 2013.

(3)

20% of the shares subject to the Time Vesting Options vested on January 1, 2009 and 20% of the Performance Vesting Options vested on April 16, 2009 upon the Compensation Committee’s determination that we achieved the 2008 EBITDA performance targets. 20% of the shares subject to the Time Vesting Options vested on January 1, 2010. The remaining shares subject to the Time Vesting Options will vest ratably over the next two years and will vest in full as of January 1, 2013. We did not meet our EBITDA targets in 2010, and as such, none of the Performance Vesting Options vested in 2010. Assuming the EBITDA targets are met in each applicable fiscal year, the remaining shares subject to the Performance Vesting Options will vest ratably over the next three years.

(4)

The shares subject to the Time Vesting Options will vest ratably over the next five years and will vest in full as of March 8, 2015 for Mr. Spurr and Dr. Robinson and on April 12, 2015 for Dr. Washburn. Assuming the EBITDA targets are met in each applicable fiscal year, the remaining shares subject to the Performance Vesting Options will vest ratably over the next five.

Option Exercises and Stock Vested in 2010

The named executive officers did not exercise any options during 2010. We do not offer any stock awards, other than stock options, from which vesting would occur.

2010 Pension Benefits

We do not offer our executives or others a pension plan. Retirement benefits are limited to participation in our 401(k) plan with a 4.5% employer match and a corresponding international plan.

Potential Payment Upon Termination or Change in Control

The information below describes and quantifies certain compensation that would become payable under certain named executive officer’s employment agreements if, as of December 31, 2010, his employment had terminated or there was a change in control. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.

Employment Agreements and Arrangements

The only named executive officers for which we have employment agreements are Messrs. Pickering and Kiepert.

Larry Pickering

On March 4, 2008, we entered into an employment agreement with Mr. Pickering, our chairman of the Board of Directors, which was subsequently amended on October 19, 2008 and effective as of January 1, 2009, and also amended on January 4, 2010. Pursuant to the terms of his amended employment agreement, Mr. Pickering currently receives $200,000 in annual base salary. Mr. Pickering’s employment can be terminated at any time and for any reason, and he shall not be entitled to any severance or termination benefits.

Don Kiepert

On January 8, 2008, we entered into an employment agreement with Don Kiepert, our President and Chief Executive Officer. Pursuant to his employment agreement, Mr. Kiepert currently receives $412,000 in annual base salary, subject to any increases in base salary as may be determined from time to time in the sole discretion of our Board of Directors. In addition, the employment agreement allows Mr. Kiepert to be eligible to receive an annual bonus award of up to 100% of his base salary based upon the achievement of certain performance targets. Mr. Kiepert is also eligible to participate in our health, life and disability insurance, and retirement and fringe employee benefit plans on the same basis as those benefits are generally made available to our other executives.

If we terminate Mr. Kiepert with cause or Mr. Kiepert resigns without good reason, then he is entitled to receive his base salary through the date of termination and reimbursement for any unreimbursed business expenses properly incurred by Mr. Kiepert prior to his termination or resignation, provided that these claims are submitted within 30 days of termination. In the event of Mr. Kiepert’s resignation without good reason, he is also entitled to such vested or accrued employee benefits as to which he is entitled under our employee benefit plans.

If Mr. Kiepert’s employment terminates as a result of his death or if we terminate Mr. Kiepert due to his physical or mental illness, injury or infirmity which is reasonably like to prevent or prevents him from performing his essential job functions for 90 consecutive calendar days or an aggregate of 120 calendar days out of any consecutive twelve month period, then Mr. Kiepert or his estate is entitled to receive: (a) his base salary through the date of termination; (b) reimbursement for any unreimbursed business expenses properly incurred; (c) any vested or accrued employee benefits as to which he is entitled under our employee benefit plans; and (d) a pro rata portion of his target annual bonus amount in the year he was terminated, based upon the percentage of the fiscal year that has elapsed through the date of his termination, contingent upon an effective release of claims against us and payable at such time as the annual bonus would have otherwise been payable had he not been terminated.

If we terminate Mr. Kiepert without cause or Mr. Kiepert resigns with good reason, then he is entitled to receive: (a) his base salary through the date of termination; (b) reimbursement for any unreimbursed business expenses properly incurred; (c) any vested or accrued employee benefits as to which he is entitled under our employee benefit plans; (d) a pro rata portion of his target annual bonus amount in the year he was terminated, based upon the percentage of the fiscal year that has elapsed through the date of his termination, contingent upon an effective release of claims against us and payable at such time as the annual bonus would have otherwise been payable had he not been terminated; (e) subject to Mr. Kiepert’s continued compliance with the non-competition and confidentiality clauses within his employment agreement and his effective release of claims against us, continued payment of his base salary in accordance with our normal payroll practices for twelve months after the date of termination, provided that any such payment is reduced by the present value of any other cash severance or termination benefits payable to Mr. Kiepert under any other plans, arrangements or programs; and (f) for twelve months after the date of termination, continued life insurance and group medical coverage for Mr. Kiepert and his eligible dependents upon the same terms as provided to our other senior executive officers and at the same coverage levels, provided that such coverage shall cease upon Mr. Kiepert becoming employed by another employer and eligible for life insurance and/or medical coverage with such other employer.

If we terminated Mr. Kiepert without cause or Mr. Kiepert resigned with good reason on December 31, 2010, he would have been entitled to receive an aggregate of $870,192 ($412,000 for salary, $412,000 for bonus, $21,631 for benefits and $24,562 for accrued vacation), payable as described above, plus any accrued and unpaid base salary and bonus and unreimbursed business expenses.

2008 Equity Plan

The 2008 Equity Plan and each individual Stock Option Agreement provides for accelerated vesting of both Time Vesting Options and Performance Vesting Options granted under the 2008 Equity Plan upon a change of control if net cumulative cash proceeds received by our investors exceed certain multiples of their initial investment. If such a change in control occurred on December 31, 2010, each named executive officer’s unvested Time Vesting Options and Performance Vesting Options would immediately vest and become exercisable. The aggregate dollar value of unvested stock options held by such named executive officer on December 31, 2010 is as follows:

Name	Aggregate Dollar Value(1)
Larry Pickering	$2,653,646
Don Kiepert	$6,277,303
Robert Gaffey	$1,754,837
Robert Spurr	—
Dana Washburn	—
Simon Robinson	$100,276

(1)           The aggregate dollar value is the difference between the fair market value of shares of common stock on December 31, 2010 based upon an internal valuation model and the per share exercise price of each option, multiplied by the number of shares subject to the unvested option.

Director Compensation

The compensation paid to Messrs. Pickering and Kiepert, the Chairman of our Board of Directors and a Director, respectively, is reported in the Summary Plan Compensation Table as they were paid only as named executive officers in their capacities as Executive Chairman and President and Chief Executive Officer, respectively, during 2010.

Mr. Burgstahler is a Principal of Avista and does not receive any direct compensation for his service as a Director. We pay Avista a management fee of $1,000,000 annually pursuant to the Advisory Services and Management Agreement, dated as of January 8, 2008. See “Item 13—Certain Relationships and Related Party Transactions, and Director Independence—Transactions with Related Persons—Advisory and Monitoring Services Agreement.”

Dr. Patrick O’Neill is compensated with an annual retainer for his services on the Board of Director of $50,000, paid quarterly.  Dr. O’Neill received a grant of 50,000 stock options in Holdings in 2008. These options have a ten-year term and are Time Vesting Options. 20% of the shares subject to the Time Vesting Options vested on January 8, 2009 and 20% on January 8, 2010.  The remaining shares subject to the Time Vesting Options will vest ratably over the next three years and will vest in full on January 8, 2013.

We do not compensate our board members with per meeting fees. Our directors are reimbursed for any expenses incurred in connection with their service.

Compensation Committee Interlocks and Insider Participation

During 2010, the members of our compensation committee were Messrs. Burgstahler and Pickering. Mr. Burgstahler is the President of Avista. Mr. Pickering is a Partner of Avista and used to be our Executive Chairman, a role he relinquished effective January 8, 2010. Avista provides us with advisory services pursuant to an advisory services and monitoring agreement and has entered into other transactions with us. See “Item 13—Certain Relationships and Related Person Transactions, and Director Independence—Transactions with Related Persons—Advisory and Monitoring Services Agreement.”

Compensation Committee Report

Our compensation committee has reviewed and discussed the “Item 11—Executive Compensation—Compensation Discussion and Analysis” section with our management. Based upon this review and discussion, the compensation committee recommended to the Board of Directors that the “Item 11—Executive Compensation—Compensation Discussion and Analysis” section be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Respectfully submitted by the Compensation Committee of the Board of Directors.

David Burgstahler

Larry Pickering

The information contained in the foregoing report shall not be deemed to be “filed” or to be “soliciting material” with the Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference in a filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

Holdings indirectly owns all of our issued and outstanding capital stock through its direct subsidiary and our direct parent, Lantheus Intermediate. Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P. and ACP-Lantern Co-Invest, LLC (together, the “Avista Entities”) collectively own approximately 99.5% of Holdings’ issued and outstanding capital stock. Avista Capital Partners GP, LLC ultimately exercises voting and dispositive power over the shares held by Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P. and ACP-Lantern Co-Invest, LLC. Voting and disposition decisions at Avista Capital Partners GP, LLC with respect to such shares are made by an investment committee, the members of which are Thompson Dean, Steven Webster, David Burgstahler, David Durkin, OhSang Kwon, Robert Cabes and Newton Aguiar. In connection with the Acquisition, certain members of management purchased shares of Holdings’ common stock equaling approximately 0.5% of Holdings’ issued and outstanding capital stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information as of December 31, 2010 about the common stock that may be issued under all of our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	4,634,215	$2.76	375,885
Equity compensation plans not approved by security holders(1)	—	—	—
Total	4,634,215	$2.76	375,885

(1)                                  Represents the 2008 Lantheus MI Holdings, Inc. 2008 Equity Incentive Plan.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The Board of Directors has the responsibility to review and approve all transactions or series of related financial transactions, arrangements or relationships between us and any related party if the amount involved exceeds $120,000. We do not otherwise have any policies or procedures for the review, approval or ratification of such transactions.

Transactions with Related Persons

Shareholders Agreements

In connection with the Acquisition, Holdings entered into (i) a Shareholders Agreement with the Avista Entities and Don Kiepert, as Management Shareholder, dated January 8, 2008 and subsequently amended on February 26, 2008 (the “Management Shareholders Agreement”) and (ii) an Employee Shareholders Agreement with the Avista Entities and certain employee shareholders named therein, dated as of May 30, 2008 (the “Employee Shareholders Agreement” and, collectively with the Management Shareholders Agreement, the “Shareholders Agreements”). The Shareholders Agreements governs the parties’ respective rights, duties and obligations with respect to the ownership of the Holdings securities. Pursuant to the Shareholders Agreements, Avista has designation rights with respect to the composition of the Holdings board of directors and Avista is entitled to majority representation on any committee that the board creates. In addition, the Management Shareholder and the employee shareholders must vote their shares in such a manner that is consistent with the composition of the board designed by the Avista Entities.

Advisory and Monitoring Services Agreement

In connection with the closing of the Acquisition, we entered into an advisory services and monitoring agreement with Avista Capital Holdings, L.P. (“Avista Capital Holdings”), dated as of January 8, 2008 (the “Advisory Services and Monitoring Agreement”), pursuant to which ACP Lantern Acquisition, Inc. (a corporation which was merged into us as part of the Acquisition), paid Avista Capital Holdings a one time fee equal to $10 million for the consulting and advisory and monitoring services to us, our subsidiaries and our parent companies, in connection with the Acquisition. In addition, the agreement provides for the payment of an annual fee equal to $1 million as consideration for ongoing advisory services. To the extent of any future transaction entered into by us or our affiliates, Avista Capital Holdings will receive an additional fee that is reasonable and customary for the services it provides in connection with such future transaction. In addition, we will pay directly, or reimburse Avista Capital Holdings for, its out-of-pocket expenses in connection with its performance of services under the Advisory Services and Monitoring Agreement.

Quintiles Master Services Agreement

Effective as of June 30, 2009, we entered into a Master Services Agreement with Quintiles Commercial US, Inc. (“Quintiles”) (formerly known as Innovex Inc.) to provide a contract sales force in connection with the launch and promotion of Ablavar. As of December 31, 2010, we have incurred costs associated with this contract of approximately $4.3 million. The Statement of Work under the Master Services Agreement relating to the contract sales force was extended on June 11, 2010 and will terminate on December 31, 2010. John Pickering, a son of Larry Pickering, our Chairman of the Board, was a Director of Business Development for Quintiles during part of the term of the agreement. He left Quintiles in June 2010 prior to the Statement of Work extension.

McGladrey Engagement

In March 2010, we engaged RSM McGladrey, Inc. (“McGladrey”) (formerly known as Caturano & Company), a tax and financial services consulting firm, to advise us about compliance requirements under the Sarbanes-Oxley Act. As of December 31, 2010, we have incurred costs associated with this engagement of approximately $176,000. Dan Gaffey, a son of Robert Gaffey, our Chief Financial Officer, is a Vice President of McGladrey but has no other relationship with us and will not be working on the engagement in any capacity.

Director Independence

As disclosed in “Item 10—Directors, Executive Officers and Corporate Governance,” although not formally considered by the Board of Directors of Holdings because our securities are not registered or traded on any national securities exchange, we do not believe that any of our directors would be considered independent for either Board of Directors or Audit Committee purposes based upon the listing standards of the New York Stock Exchange. We believe none of our directors would be considered independent because of their relationships with Avista, which, through certain entities, owns approximately 99.5% of Holdings’ issued and outstanding capital stock, as described further under “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Principal Stockholders,” and other relationships with us, as described further under “—Transactions with Related Persons”

Item 14.                 Principal Accountant Fees and Services

Deloitte & Touche LLP (“Deloitte”) serves as our independent registered public accounting firm. The following table presents fees paid for audit of our annual consolidated financial statements and all other professional services rendered by Deloitte for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Audit Fees	$895,000	$730,000
Audit-Related Fees	1,048,191	16,010
Tax Fees	8,452	8,437
All Other Fees	—	—
Total Fees	$1,951,643	$754,447

Audit Fees

These are fees related to professional services rendered in connection with the audit of our annual financial statements, the reviews of the interim financial statements included in each of our quarterly reports on Form 10-Q, and other professional services provided by our independent registered public accounting firm in connection with statutory or regulatory filings or engagements.

Audit-Related Fees

These are fees for assurance and related services that are reasonably related to performance of the audit and review of our financial statements, and which are not reported under “Audit Fees.” These services consisted primarily of consultations regarding accounting and financial reporting and attestation services for such matters as required for consents related to financings, registration statements and other filings with the Commission.

Tax Fees

These are fees billed for professional services for tax compliance, tax advice and tax planning services.

Pre-Approval Policies

The services provided by Deloitte were pre-approved by the Audit Committee. The Audit Committee has considered whether the provision of the above-noted services is compatible with maintaining the independence of the independent registered public accounting firm and has determined, based on advice from Deloitte, that the provision of such services has not adversely affected Deloitte’s independence.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Included in Part II of this annual report:

(a)(2) Schedules

None.

(a)(3) Exhibits

Exhibit	Description

3.1

Certificate of Incorporation of Lantheus Medical Imaging, Inc., as amended (incorporated by reference to Exhibit 3.1 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

3.2

Second Amended and Restated By-Laws of Lantheus Medical Imaging, Inc (incorporated by reference to Exhibit 3.2 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

4.1

Indenture, dated as of May 10, 2010, among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC as guarantors, and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

4.2

Registration Rights Agreement, dated May 10, 2010, by and among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC, as guarantors, and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.2 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

4.3	Form of 9.750% Senior Notes due 2017 (included in Exhibit 4.1).

10.1

Credit Agreement, dated May 10, 2010, by and among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc., Lantheus MI Real Estate LLC, the lenders from time to time party hereto, Harris N.A., as collateral agent, Bank of Montreal, as administrative agent, Bank of Montreal and NATIXIS as joint bookrunners, Bank of Montreal and NATIXIS as joint lead arrangers, NATIXIS as syndication agent and Jefferies Finance LLC as documentation agent (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.2

Pledge and Security Agreement, dated as of May 10, 2010, by and among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc., Lantheus MI Real Estate, LLC and Harris N.A. as collateral agent (incorporated by reference to Exhibit 10.2 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.3

Advisory Services and Monitoring Agreement, dated January 8, 2007, by and between ACP Lantern Acquisition, Inc. (now known as Lantheus Medical Imaging, Inc.) and Avista Capital Holdings, L.P. (incorporated by reference to Exhibit 10.3 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.4

Amended and Restated Shareholders Agreement, dated as of February 26, 2008 among Lantheus MI Holdings, Inc., Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., ACP-Lantern Co-Invest, LLC and certain management shareholders named therein (incorporated by reference to Exhibit 10.4 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.5

Employee Shareholders Agreement, dated as of May 8, 2008, among Lantheus MI Holdings, Inc., Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., ACP-Lantern Co-Invest, LLC and certain employee shareholders named therein (incorporated by reference to Exhibit 10.5 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.6

Employment Agreement, dated January 8, 2008 by and between ACP Lantern Acquisition Inc. (now known as Lantheus Medical Imaging, Inc.) and Donald Kiepert (incorporated by reference to Exhibit 10.6 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.7

Employment Agreement, dated March 4, 2008 by and between Lantheus Medical Imaging, Inc. and Larry Pickering (incorporated by reference to Exhibit 10.7 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.8

Letter Amendment to Employment Agreement, dated January 4, 2010 by and between Lantheus Medical Imaging, Inc. and Larry Pickering (incorporated by reference to Exhibit 10.8 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.9†

Sales Agreement, dated as of April 1, 2009, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd. (incorporated by reference to Exhibit 10.9 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.10†

Amendment No. 1 to Sales Agreement, dated as of January 1, 2010, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd. (incorporated by reference to Exhibit 10.10 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.11†

Manufacturing and Service Contract for Commercial and Developmental Products, dated August 1, 2008, between Lantheus Medical Imaging, Inc. and Ben Venue Laboratories, Inc. (incorporated by reference to Exhibit 10.11 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.12†

Purchase and Supply Agreement, dated as of April 1, 2010, between Lantheus Medical Imaging, Inc. and Nordion (Canada) Inc. (formerly known as MDS Nordion, a division of MDS (Canada) Inc.) (incorporated by reference to Exhibit 10.12 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.13*†	Amendment No. 1 to the Purchase and Supply Agreement, dated as of December 1, 2010, between Lantheus Medical Imaging, Inc. and Nordion (Canada) Inc.

10.14†

Amended and Restated Cardiolite License and Supply Agreement, dated January 1, 2004, by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.13 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.15†

Amendment No. 1 to the Amended and Restated Supply Agreement (Thallium and Generators), dated as of December 29, 2009 (incorporated by reference to Exhibit 10.26 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.16†

Amended and Restated Supply Agreement (Thallium and Generators), dated October 1, 2004, by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.14 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.17†	Agreement Concerning Cardiolite and Technelite Generator Supply, Pricing and Rebates, dated as of February 1, 2008, by and between Lantheus Medical Imaging, Inc. and UPPI (incorporated by reference to

Exhibit 10.15 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 29, 2010 (file number 333-169785)).

10.18†

Amendment No. 1 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of April 1, 2008 (incorporated by reference to Exhibit 10.29 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.19†

Amendment No. 2 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of August 1, 2008 (incorporated by reference to Exhibit 10.30 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.20†

Amendment No. 3 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of May 1, 2009 (incorporated by reference to Exhibit 10.31 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.21*†	Extension to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of January 1, 2011, between Lantheus Medical Imaging, Inc. and UPPI.

10.22†

Distribution Agreement, dated as of October 31, 2001, by and between Bristol-Myers Squibb Pharma Company (now known as Lantheus Medical Imaging, Inc.) and Medi-Physics Inc., doing business as Amersham Health (incorporated by reference to Exhibit 10.16 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 29, 2010 (file number 333-169785)).

10.23†

First Amendment to Distribution Agreement, dated as of January 1, 2005, by and between Bristol-Myers Squibb Medical Imaging, Inc. (formerly known as Bristol-Myers Squibb Pharma Company and now known as Lantheus Medical Imaging, Inc.) and Medi-Physics Inc., doing business as G.E. Healthcare (incorporated by reference to Exhibit 10.17 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.24†

Manufacturing and Supply Agreement, dated as of April 6, 2009, by and between Lantheus Medical Imaging, Inc., and Mallinckrodt Inc. (a subsidiary of Covidien PLC) (incorporated by reference to Exhibit 10.27 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.25

Amendment No. 1 to the Manufacturing and Supply Agreement, dated as of August 2, 2010, by and between Lantheus Medical Imaging, Inc. and Mallinckrodt Inc. (a subsidiary of Covidien PLC) (incorporated by reference to Exhibit 10.28 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.26

Lantheus MI Holdings, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.27

Amendment No. 1 to Lantheus MI Holdings, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.28

Amendment No. 2 to Lantheus MI Holdings, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.29

Form of Option Grant Award Agreement (incorporated by reference to Exhibit 10.21 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.30

Lantheus Medical Imaging, Inc. Employee Bonus Plan — 2009 (incorporated by reference to Exhibit 10.22 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.31*	Lantheus Medical Imaging, Inc. 2010 Executive Leadership Team Incentive Bonus Plan.

10.32

Lantheus Medical Imaging, Inc. Severance Plan Policy (incorporated by reference to Exhibit 10.24 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.33

Letter Amendment to Employment Agreement, dated October 19, 2008 and effective as of January 1, 2009 by and between Lantheus Medical Imaging, Inc. and Larry Pickering (incorporated by reference to Exhibit 10.25 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

12.1*	Statements re Computation of Ratio of Earnings to Fixed Charges.

14.1*	Lantheus Medical Imaging, Inc. Company Code of Conduct and Ethics.

14.2*	Lantheus Medical Imaging, Inc. Compliance Code.

21.1*	Subsidiaries of Lantheus MI Intermediate, Inc. and Lantheus Medical Imaging, Inc.

24.1*	Power of Attorney (included as part of the signature pages hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith.

**                                  Furnished herewith.

†                                          Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS MEDICAL IMAGING, INC.

By:	/s/ Donald R. Kiepert
Name:	Donald R. Kiepert
Title:	President and Chief Executive Officer
Date:	March 7, 2011

We, the undersigned directors and officers of Lantheus Medical Imaging, Inc., hereby severally constitute and appoint Donald R. Kiepert, Robert P. Gaffey and Michael P. Duffy, and each of them individually, with full powers of substitution and resubstitution, our true and lawful attorneys, with full powers to them and each of them to sign for us, in our names and in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald R. Kiepert
Donald R. Kiepert	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2011

/s/ Robert P. Gaffey
Robert P. Gaffey	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 7, 2011

/s/ Larry Pickering
Larry Pickering	Director	March 7, 2011

/s/ David Burgstahler
David Burgstahler	Director	March 7, 2011

EXHIBIT INDEX

Exhibit	Description

3.1

Certificate of Incorporation of Lantheus Medical Imaging, Inc., as amended (incorporated by reference to Exhibit 3.1 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

3.2

Second Amended and Restated By-Laws of Lantheus Medical Imaging, Inc (incorporated by reference to Exhibit 3.2 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

4.1

Indenture, dated as of May 10, 2010, among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC as guarantors, and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

4.2

Registration Rights Agreement, dated May 10, 2010, by and among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC, as guarantors, and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.2 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

4.3	Form of 9.750% Senior Notes due 2017 (included in Exhibit 4.1).

10.1

Credit Agreement, dated May 10, 2010, by and among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc., Lantheus MI Real Estate LLC, the lenders from time to time party hereto, Harris N.A., as collateral agent, Bank of Montreal, as administrative agent, Bank of Montreal and NATIXIS as joint bookrunners, Bank of Montreal and NATIXIS as joint lead arrangers, NATIXIS as syndication agent and Jefferies Finance LLC as documentation agent (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.2

Pledge and Security Agreement, dated as of May 10, 2010, by and among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc., Lantheus MI Real Estate, LLC and Harris N.A. as collateral agent (incorporated by reference to Exhibit 10.2 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.3

Advisory Services and Monitoring Agreement, dated January 8, 2007, by and between ACP Lantern Acquisition, Inc. (now known as Lantheus Medical Imaging, Inc.) and Avista Capital Holdings, L.P. (incorporated by reference to Exhibit 10.3 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.4

Amended and Restated Shareholders Agreement, dated as of February 26, 2008 among Lantheus MI Holdings, Inc., Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., ACP-Lantern Co-Invest, LLC and certain management shareholders named therein (incorporated by reference to Exhibit 10.4 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.5

Employee Shareholders Agreement, dated as of May 8, 2008, among Lantheus MI Holdings, Inc., Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., ACP-Lantern Co-Invest, LLC and certain employee shareholders named therein (incorporated by reference to Exhibit 10.5 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.6

Employment Agreement, dated January 8, 2008 by and between ACP Lantern Acquisition Inc. (now known as Lantheus Medical Imaging, Inc.) and Donald Kiepert (incorporated by reference to Exhibit 10.6 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.7

Employment Agreement, dated March 4, 2008 by and between Lantheus Medical Imaging, Inc. and Larry Pickering (incorporated by reference to Exhibit 10.7 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.8

Letter Amendment to Employment Agreement, dated January 4, 2010 by and between Lantheus Medical Imaging, Inc. and Larry Pickering (incorporated by reference to Exhibit 10.8 to Lantheus Medical Imaging,

Inc.’s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.9†

Sales Agreement, dated as of April 1, 2009, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd. (incorporated by reference to Exhibit 10.9 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.10†

Amendment No. 1 to Sales Agreement, dated as of January 1, 2010, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd. (incorporated by reference to Exhibit 10.10 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.11†

Manufacturing and Service Contract for Commercial and Developmental Products, dated August 1, 2008, between Lantheus Medical Imaging, Inc. and Ben Venue Laboratories, Inc. (incorporated by reference to Exhibit 10.11 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.12†

Purchase and Supply Agreement, dated as of April 1, 2010, between Lantheus Medical Imaging, Inc. and Nordion (Canada) Inc. (formerly known as MDS Nordion, a division of MDS (Canada) Inc.) (incorporated by reference to Exhibit 10.12 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.13*†	Amendment No. 1 to the Purchase and Supply Agreement, dated as of December 1, 2010, between Lantheus Medical Imaging, Inc. and Nordion (Canada) Inc.

10.14†

Amended and Restated Cardiolite License and Supply Agreement, dated January 1, 2004, by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.13 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.15†

Amendment No. 1 to the Amended and Restated Supply Agreement (Thallium and Generators), dated as of December 29, 2009 (incorporated by reference to Exhibit 10.26 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.16†

Amended and Restated Supply Agreement (Thallium and Generators), dated October 1, 2004, by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.14 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.17†

Agreement Concerning Cardiolite and Technelite Generator Supply, Pricing and Rebates, dated as of February 1, 2008, by and between Lantheus Medical Imaging, Inc. and UPPI (incorporated by reference to Exhibit 10.15 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 29, 2010 (file number 333-169785)).

10.18†

Amendment No. 1 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of April 1, 2008 (incorporated by reference to Exhibit 10.29 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.19†

Amendment No. 2 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of August 1, 2008 (incorporated by reference to Exhibit 10.30 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.20†

Amendment No. 3 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of May 1, 2009 (incorporated by reference to Exhibit 10.31 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.21*†	Extension to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of January 1, 2011, between Lantheus Medical Imaging, Inc. and UPPI.

10.22†

Distribution Agreement, dated as of October 31, 2001, by and between Bristol-Myers Squibb Pharma Company (now known as Lantheus Medical Imaging, Inc.) and Medi-Physics Inc., doing business as Amersham Health (incorporated by reference to Exhibit 10.16 to Lantheus Medical Imaging, Inc.’s

Registration Statement on Form S-4 filed with the Commission on December 29, 2010 (file number 333-169785)).

10.23†

First Amendment to Distribution Agreement, dated as of January 1, 2005, by and between Bristol-Myers Squibb Medical Imaging, Inc. (formerly known as Bristol-Myers Squibb Pharma Company and now known as Lantheus Medical Imaging, Inc.) and Medi-Physics Inc., doing business as G.E. Healthcare (incorporated by reference to Exhibit 10.17 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.24†

Manufacturing and Supply Agreement, dated as of April 6, 2009, by and between Lantheus Medical Imaging, Inc., and Mallinckrodt Inc. (a subsidiary of Covidien PLC) (incorporated by reference to Exhibit 10.27 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.25

Amendment No. 1 to the Manufacturing and Supply Agreement, dated as of August 2, 2010, by and between Lantheus Medical Imaging, Inc. and Mallinckrodt Inc. (a subsidiary of Covidien PLC) (incorporated by reference to Exhibit 10.28 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.26

Lantheus MI Holdings, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.27

Amendment No. 1 to Lantheus MI Holdings, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.28

Amendment No. 2 to Lantheus MI Holdings, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.29

Form of Option Grant Award Agreement (incorporated by reference to Exhibit 10.21 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.30

Lantheus Medical Imaging, Inc. Employee Bonus Plan — 2009 (incorporated by reference to Exhibit 10.22 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.31*	Lantheus Medical Imaging, Inc. 2010 Executive Leadership Team Incentive Bonus Plan.

10.32

Lantheus Medical Imaging, Inc. Severance Plan Policy (incorporated by reference to Exhibit 10.24 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.33

Letter Amendment to Employment Agreement, dated October 19, 2008 and effective as of January 1, 2009 by and between Lantheus Medical Imaging, Inc. and Larry Pickering (incorporated by reference to Exhibit 10.25 to Lantheus Medical Imaging, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

12.1*	Statements re Computation of Ratio of Earnings to Fixed Charges.

14.1*	Lantheus Medical Imaging, Inc. Company Code of Conduct and Ethics.

14.2*	Lantheus Medical Imaging, Inc. Compliance Code.

21.1*	Subsidiaries of Lantheus MI Intermediate, Inc. and Lantheus Medical Imaging, Inc.

24.1*	Power of Attorney (included as part of the signature pages hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith.

**                                  Furnished herewith.

†                                          Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.