Form 10-Q
period 2011-03-31
Lantheus Medical Imaging, Inc.
filed 2011-05-13
CIK 1500157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-169785

LANTHEUS MEDICAL IMAGING, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	51-0396366 (IRS Employer Identification No.)
331 Treble Cove Road, North Billerica, MA (Address of principal executive offices)	01862 (Zip Code)

(978) 671-8001
(Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes ☐    No ☒

        The registrant had 1,000 shares of common stock, $0.01 par value per share, issued and outstanding as of May 10, 2011.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Lantheus MI Intermediate, Inc. and subsidiaries

Consolidated Statements of Income

(unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Revenues
Net product revenues	$95,956	$78,788
License and other revenues	2,163	2,084

Total revenues	98,119	80,872
Cost of goods sold	52,051	42,831

Gross profit	46,068	38,041

Operating expenses
General and administrative expenses	8,132	7,491
Sales and marketing expenses	9,395	11,308
Research and development expenses	10,505	10,659

Total operating expenses	28,032	29,458

Operating income	18,036	8,583
Interest expense	(7,007)	(2,500)
Interest income	70	34
Other income (expense), net	498	(561)

Income before income taxes	11,597	5,556
Provision for income taxes	5,250	2,222

Net income	$6,347	$3,334

See notes to unaudited consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Consolidated Balance Sheets

(unaudited, in thousands except share data)

	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$37,964	$33,006
Accounts receivable, net of allowance of $876 and $796	56,214	50,452
Inventory	22,624	20,117
Deferred tax assets	4,270	4,266
Other current assets	3,593	3,158

Total current assets	124,665	110,999
Property, plant and equipment, net	118,810	120,684
Capitalized software development costs	3,593	3,896
Intangibles, net	119,171	124,689
Goodwill	15,714	15,714
Deferred tax assets	73,971	78,312
Deferred financing costs	14,443	9,425
Other long-term assets	40,263	32,162

Total assets	$510,630	$495,881

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$21,603	$24,528
Accrued expenses	31,079	18,605
Income tax payable	468	128
Deferred revenue	6,567	7,261

Total current liabilities	59,717	50,522
Asset retirement obligation	4,496	4,372
Long-term debt, net	398,510	250,000
Deferred tax liability	1,618	1,853
Deferred revenue	2,001	2,668
Other long-term liabilities	33,720	33,032

Total liabilities	500,062	342,447

Commitments and contingencies (see Note 13)	—	—
Stockholder's equity
Common stock ($0.001 par value, 10,000 shares authorized; 1 share issued and outstanding)	—	—
Additional paid-in capital	1,308	150,316
Retained earnings	8,157	2,410
Accumulated other comprehensive income	1,103	708

Total stockholder's equity	10,568	153,434

Total liabilities and stockholder's equity	$510,630	$495,881

See notes to unaudited consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Consolidated Statements of Stockholder's Equity

(unaudited, in thousands except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings		Total Stockholder's Equity
	Shares	Amount
Balance at January 1, 2010	1	—	$247,883	$63,138	$(442)	$310,579
Dividend paid to LMI Holdings (see Note 10)	—	—	(98,078)	(65,698)	—	(163,776)
Comprehensive income
Net income	—	—	—	4,970	—	$4,970
Foreign currency translation	—	—	—	—	1,150	1,150

Total comprehensive income						$6,120
Stock-based compensation	—	—	511	—	—	511

Balance at December 31, 2010	1	—	150,316	2,410	708	153,434
Dividend paid to LMI Holdings (see Note 10)	—	—	(149,400)	(600)	—	(150,000)
Comprehensive income
Net income	—	—	—	6,347	—	$6,347
Foreign currency translation	—	—	—	—	395	395

Total comprehensive income						$6,742
Stock-based compensation	—	—	392		—	392

Balance at March 31, 2011	1	$—	$1,308	$8,157	$1,103	$10,568

See notes to unaudited consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months ended March 31,
	2011	2010
Cash flow from operating activities
Net income	$6,347	$3,334
Adjustments to reconcile net income to cash flow from operating activities
Depreciation	3,013	2,737
Amortization	5,841	5,874
Amortization of deferred financing charges	458	571
Amortization of debt premium	(15)	—
Amortization of consent fee	25	—
Provision for excess and obsolete inventory	162	1,396
Stock-based compensation	(746)	143
Deferred income taxes	4,104	243
Accretion of asset retirement obligation	124	102
Loss on disposal of long-lived assets	30	—
Long-term income tax receivable	(381)	167
Long-term income tax payable	688	(94)
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable, net	(5,749)	(5,701)
Prepaid expenses and other assets	(435)	(2,754)
Inventory	(10,474)	(7,035)
Deferred revenue	(1,333)	2,858
Accounts payable	(92)	441
Income tax payable	340	(276)
Accrued expenses and other liabilities	12,334	(1,897)

Cash provided by operating activities	14,241	109

Cash flows from investing activities
Capital expenditures	(4,019)	(773)

Cash used in investing activities	(4,019)	(773)

Cash flows from financing activities
Proceeds from issuance of debt	152,250	—
Consent solicitation fee	(3,750)	—
Debt issuance costs	(4,211)	—
Payment of dividend	(150,000)	—

Cash (used in) provided by financing activities	(5,711)	—

Effect of foreign exchange rate on cash	447	328

Increase (decrease) in cash and cash equivalents	4,958	(336)
Cash and cash equivalents, beginning of period	33,006	31,480

Cash and cash equivalents, end of period	$37,964	$31,144

Supplemental disclosure of cash flow information
Interest paid	$—	$1,850
Income taxes paid, net of refunds	$212	$2,767

See notes to unaudited consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Consolidated Statements

        Unless the context requires otherwise, references to the "Company," "Lantheus," "our company," "we," "us" and "our" refer to Lantheus MI Intermediate, Inc. and its direct and indirect subsidiaries, references to "Lantheus Intermediate" refer to only Lantheus MI Intermediate, Inc., the parent of Lantheus Medical Imaging, Inc., and references to "Holdings" refer to Lantheus MI Holdings, Inc., the parent of Lantheus Intermediate.

1. Business Overview

Overview

        The Company manufactures, markets, sells and distributes medical imaging products globally with operations in the United States (U.S.), Puerto Rico, Canada and Australia and distribution relationships in Europe, Asia Pacific and Latin America. The Company provides medical imaging products, primarily focused on cardiovascular diagnostic imaging, to nuclear physicians, cardiologists, radiologists, internal medicine physicians, independent delivery networks, group purchasing organizations and technologists/sonographers working in a variety of clinical settings.

        The Company's principal products include:

  •
  Cardiolite—a myocardial perfusion imaging agent;

  •
  DEFINITY—an ultrasound contrast agent;

  •
  TechneLite—a generator that provides the radioisotope used to radiolabel Cardiolite and other radiopharmaceuticals.

        In the U.S., the Company's products are marketed through an internal sales force and sold through distributors to radiopharmacies and end-users. Radiopharmacies reconstitute certain of the products into patient specific unit dose syringes, which are then sold directly to hospitals and clinics. Internationally, the Company's products are marketed through an internal sales force and sold through Company-owned radiopharmacies in certain countries and elsewhere through distributors.

Basis of Presentation

        The financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

        In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K). Our accounting policies are described in the "Notes to Consolidated Financial Statements" in our 2010 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Consolidated Statements (Continued)

1. Business Overview (Continued)

U.S. GAAP. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Use of Estimates

        The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates reflected in the Company's consolidated financial statements include certain judgments regarding revenue recognition, goodwill and intangible asset valuation, inventory valuation, asset retirement obligations, income tax liabilities, deferred tax assets and liabilities, accrued expenses and stock-based compensation. Actual results could materially differ from those estimates or assumptions.

2. Revenue Recognition

Revenue Recognition

        The Company recognizes revenue when evidence of an arrangement exists, title has passed, substantially all the risks and rewards of ownership have transferred to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. For transactions for which revenue recognition criteria have not yet been met, the respective amounts are recorded as deferred revenue until such point in time the criteria are met and revenue can be recognized. Revenue is recognized net of reserves, which consist of allowances for returns and allowances for rebates.

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

        On January 1, 2009, the Company executed an amendment to a license and supply agreement (the "Agreement") with one of its customers, granting non-exclusive U.S. license and supply rights to the customer for the period from January 1, 2009 through December 31, 2012. Under the terms of the Agreement, the customer paid the Company $10 million in license fees; $8 million of which was received upon execution of the Agreement and $2 million of which was received in June 2009 upon delivery of a special license as defined in the Agreement. The Company's product sales under the Agreement are recognized in the same manner as its normal product sales. The Company is recognizing the license fees as revenue on a straight line basis over the term of the four-year Agreement. The Company recognized $625,000 in license fee revenue pursuant to the Agreement in each of the three month periods ended March 31, 2011 and 2010, and had deferred revenue of $4.4 and $5.0 million as of March 31, 2011 and December 31, 2010, respectively, related to the Agreement. The $4.4 million of deferred revenue as of March 31, 2011 will be recognized as revenue at a rate of $2.5 million per year in 2011 through 2012.

        In addition, the Company had other revenue of $1.5 million in each of the three month periods ended March 31, 2011 and 2010, respectively. Other revenue represents contract manufacturing services

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Consolidated Statements (Continued)

2. Revenue Recognition (Continued)

related to one of the Company's products for one customer. The related costs are included in cost of goods sold.

        In January 2010, the Company launched a new medical imaging product, Ablavar®, which was acquired by the Company in April 2009. Because the Company was not assured that the price was fixed and determinable and due to the inability to reasonably estimate product returns, the Company has deferred recognition of $2.5 million of revenue relating to Ablavar shipments, associated with a distributor arrangement. The corresponding cost has been recorded in inventory as of March 31, 2011 and December 31, 2010. The Company is recognizing revenue associated with this arrangement on the sell-through method.

3. Fair Value of Financial Instruments

        The tables below present information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

(in thousands)	Total fair value at March 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market	$25,110	$25,110	$—	$—

	$25,110	$25,110	$—	$—

(in thousands)	Total fair value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market	$22,883	$22,883	$—	$—

	$22,883	$22,883	$—	$—

        In addition, at March 31, 2011 and December 31, 2010, the Company had approximately $12.9 million and $10.1 million, respectively, of cash on hand.

        The estimated fair values of the Company's financial instruments, including its cash and cash equivalents, receivables, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The estimated fair value of the debt, based on borrowing rates available to the Company at March 31, 2011 was $402.3 million compared to the face value of $400.0 million and at December 31, 2010 for similar debt, was $257.9 million compared to the face value of $250.0 million.

4. Income Taxes

        The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year in addition to discrete events which impact the interim period.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Consolidated Statements (Continued)

4. Income Taxes (Continued)

The Company's effective tax rate varies from the US statutory rate principally due to the rate impact of uncertain tax positions, valuation allowance changes, and state taxes. For the three months ended March 31, 2011 the Company increased its valuation allowance by $0.8 million for deferred taxes relating to state research credits for which the Company does not believe it will fully utilize. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. The Company's tax expense was $5.2 million and $2.2 million for the three months ended March 31, 2011 and March 31, 2010, respectively, on pre-tax income of $11.6 million and $5.6 million for the respective periods.

        The Company has a tax indemnification agreement with Bristol-Myers Squibb ("BMS") related to certain tax obligations arising prior to the acquisition of the Company, for which the Company has the primary legal obligation. The tax indemnification receivable is recognized within other long-term assets. The changes in the tax indemnification asset are recognized within other income, net in the statement of income. In accordance with the Company's accounting policy, the change in the tax liability and penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within the tax provision. Accordingly, as these reserves change, adjustments are included in the tax provision while the offsetting adjustment is included in other income. Assuming that the receivable from BMS continues to be considered recoverable by the Company, there is no net effect on earnings related to these liabilities and no net cash outflows.

5. Inventory

        The Company includes within current assets the amount of inventory that is estimated to be utilized within twelve months. Inventory that will be utilized after twelve months is classified within other long-term assets.

        Inventory, classified in inventory or other non-current assets, consisted of the following:

(in thousands)	March 31, 2011	December 31, 2010
Raw materials	$7,112	$7,116
Work in process	6,370	5,605
Finished goods	9,142	7,396

Inventory	$22,624	$20,117
Other long-term assets	20,500	12,781

Total	$43,124	$32,898

        Included in other non-current assets is $16.1 million of raw materials, $1.4 million in work-in-process and $3.0 million of finished goods at March 31, 2011. At December 31, 2010 other non-current assets consisted of $7.8 million of raw materials, $1.4 million in work-in-process and $3.6 million of finished goods.

        The Company's Ablavar product was commercially launched in January 2010 and the Company is currently in the process of educating radiologists on optimizing the use of the product within their patient populations. The revenues for this product through March 31, 2011 have not been significant. At March 31, 2011 and December 31, 2010 the balances of inventory on hand reflect approximately $22.0 million and $13.9 million, respectively, of finished products, work-in-process and raw materials related to Ablavar. At March 31, 2011 and December 31, 2010, approximately $20.5 million and

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Consolidated Statements (Continued)

5. Inventory (Continued)

$12.8 million, respectively of Ablavar inventory was included in other non-current assets. The Company entered into an agreement with a supplier to provide Active Pharmaceutical Ingredient ("API") and finished products for Ablavar under which the Company is required to purchase future quarterly minimum quantities ranging from $6.3 million to $7.5 million of API inventory through September 2012. The supply agreement was entered into to ensure supply of the product. At March 31, 2011, the total of this remaining minimum purchase commitment was approximately $41.3 million. In addition to the minimum commitment, the Company, at its discretion, can manufacture API into finished product for an additional charge per vial. The Company records the inventory when it takes delivery, at which time the Company assumes title and risk of loss.

        Based on the current sales forecast, coupled with the aggregate six-year shelf life of API and finished goods, the Company currently believes that it will be able to use the committed supply. In the fourth quarter of 2010, the Company recorded a $10.9 million inventory write-down of its Ablavar inventory. In the event that the Company does not meet its sales expectations for Ablavar or cannot sell the product it has committed to purchase prior to its expiration, the Company could incur additional inventory losses and/or losses on our purchase commitments.

6. Property, Plant and Equipment, net

        Property, plant and equipment consisted of the following:

(in thousands)	March 31, 2011	December 31, 2010
Land	$22,450	$22,450
Buildings	62,846	62,014
Machinery, equipment and fixtures	61,991	60,713
Construction in progress	6,651	7,631
Accumulated depreciation	(35,128)	(32,124)

Property, plant and equipment, net	$118,810	$120,684

        Depreciation expense related to property, plant and equipment was $3.0 million and $2.7 million for the three months ended March 31, 2011 and 2010, respectively.

        Included within property, plant and equipment are spare parts of approximately $3.9 million and $4.0 million as of March 31, 2011 and December 31, 2010, respectively. Spare parts include replacement parts relating to plant and equipment and are either recognized as an expense when consumed or re-classified and capitalized as part of the related plant and equipment and depreciated over a time period not exceeding the useful life of the related asset. In addition, the Company had included $332,000 and $3.2 million in accounts payable related to its property, plant and equipment at March 31, 2011 and December 31, 2010, respectively.

7. Asset Retirement Obligations

        The Company considers the legal obligation to remediate its facilities upon a decommissioning of its radioactive related operations as an asset retirement obligation. The operations of the Company have radioactive production facilities at its North Billerica, Massachusetts and San Juan, Puerto Rico sites.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Consolidated Statements (Continued)

7. Asset Retirement Obligations (Continued)

        The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. The liability is measured at the present value of the obligation when incurred and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset's useful life.

        The following is a reconciliation of the Company's asset retirement obligations for the three months ended March 31, 2011:

(in thousands)
Balance at January 1, 2011	$4,372
Capitalization	—
Accretion expense	124

Balance at March 31, 2011	$4,496

8. Intangibles, net

        Intangibles, net consisted of the following:

	March 31, 2011
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$11,182	$42,208	16 years	Straight-line
Customer relationships	113,480	65,629	47,851	19 years	Accelerated
Ablavar patent rights, know-how	29,710	5,539	24,171	11 years	Straight-line
Other patents	42,780	37,839	4,941	2 years	Straight-line

	$239,360	$120,189	$119,171

	December 31, 2010
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$10,317	$43,073	16 years	Straight-line
Customer relationships	113,480	61,909	51,571	19 years	Accelerated
Ablavar patent rights, know-how	29,710	4,842	24,868	11 years	Straight-line
Other patents	42,780	37,603	5,177	2 years	Straight-line

	$239,360	$114,671	$124,689

        The Company determined that its write down of Ablavar inventory in the fourth quarter of 2010 (see Note 5) represented an event that warranted assessment of the $24.6 million Ablavar patent portfolio for its recoverability. Based on the Company's estimate of future undiscounted cash flows associated with the Ablavar product, the Company concluded the patent portfolio was recoverable by a narrow margin. The Company's estimate of undiscounted cash flows assumes it is granted its U.S. request for regulatory extension of its Ablavar patent portfolio until 2020. Currently the Company's patent rights to Ablavar expire as late as 2017. In the event the Company does not meet its sales

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Consolidated Statements (Continued)

8. Intangibles, net (Continued)

expectations or its costs and expenses exceed the costs and expenses incorporated into its projection model, an impairment of the Ablavar patent portfolio may be required.

        The Company recorded amortization expense for its intangible assets of $5.5 million and $5.6 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

        Expected future amortization expense related to the intangible assets is as follows (in thousands):

Remainder of 2011	$14,341
2012	15,358
2013	13,578
2014	12,297
2015	10,625
2016 and thereafter	52,972

$119,171

9. Accrued Expenses

        Accrued expenses are comprised of the following:

(in thousands)	March 31, 2011	December 31, 2010
Compensation and benefits	$7,003	$5,839
Accrued interest	14,634	3,137
Accrued professional fees	2,715	2,342
Research and development services	743	1,327
Freight and distribution	3,151	3,368
Marketing expense	1,188	989
Accrued rebates, discounts and chargebacks	928	910
Other	717	693

	$31,079	$18,605

10. Financing Arrangements

        On March 21, 2011, Lantheus Medical Imaging, Inc. (the "Issuer"), a wholly-owned subsidiary of the Company, issued $150.0 million of 9.750% Senior Notes due in 2017 (the "New Notes"). The New Notes were issued at a price of 101.50% and were issued as additional debt securities under an indenture pursuant to which the Issuer previously issued $250.0 million in aggregate principal amount of 9.750% Senior Notes due 2017 ("Existing Notes"). The New Notes were issued with the same terms and conditions as the Existing Notes except that the New Notes were subject to a separate registration rights agreement. The New Notes and the Existing Notes vote as one class under the indenture governing the Existing Notes. Collectively, the New Notes and the Existing Notes will be referred to as the "Notes." As a result of the issuance of the New Notes, the Company has $400.0 million in aggregate principal amount of 9.750% Senior Notes due 2017 outstanding. The Notes bear interest at a rate of 9.750% per year, payable on May 15 and November 15 of each year, beginning May 15, 2011 with respect to the New Notes. Interest on the New Notes accrues from November 15, 2010. The Notes

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Consolidated Statements (Continued)

10. Financing Arrangements (Continued)

mature on May 15, 2017. The net proceeds of the New Notes were used to pay a dividend to the Company's parent, Lantheus MI Holdings, Inc. ("LMI Holdings"), which it used to fully redeem its Series A Preferred Stock at the accreted value of $44.0 million and to pay a $106.0 million dividend to the holders of its common securities and stock options. In conjunction with the issuance of the New Notes, the Company made a cash payment (the "Consent Payment") of $3.75 million to the Holders of the Existing Notes in exchange for the Holders of the Existing Notes consent to amend the indenture to modify the restricted payments covenant to provide for additional restricted payment capacity in order to accommodate the dividend payment. The premium of $2.25 million and the consent fee of $3.75 million were capitalized and will be amortized over the term of the Notes as an adjustment to interest expense.

Registration Rights

        In connection with the issuance of the New Notes and Existing Notes, the Issuer and the guarantors, including the Company, entered into a registration rights agreement with the initial purchasers of the Notes. The Company registered the New Notes on April 8, 2011 and the existing Notes on December 30, 2010 with the Securities and Exchange Commission.

Redemption

        The Issuer can redeem the Notes at 100% of the principal amount on May 15, 2016 or thereafter. The Issuer may also redeem the Notes prior to May 15, 2016 depending on the timing of the redemption during the twelve month period beginning May 15 of each of the years indicated below:

Year	Percentage
2014	104.875%
2015	102.438%
2016	100.000%

        In addition, at any time prior to May 15, 2013, the Issuer may, at its option, redeem up to 35% of the aggregate principal amount of Notes issued at 109.750% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, subject to the right of holders of record on such date to receive any interest due, using proceeds of an equity offering, provided that at least 65% of the aggregate principal amount of the Notes remains outstanding immediately after such redemption and that such redemption occurs within 90 days of each equity offering (as defined in the Indenture).

        At any time prior to May 15, 2014, the Issuer may also redeem all or a part of the Notes, with notice, at a redemption price equal to 100% of the principal amount thereof of the Notes redeemed plus the applicable premium (as defined in the Indenture) as of, and accrued and unpaid interest and additional interest (as defined in the Indenture), if any, to, but not including, the redemption date, subject to the rights of holders of record on the relevant record date to receive interest due on the relevant interest payment date.

        Upon a change of control (as defined in the Indenture), the Company will be required to make an offer to purchase each holder's Note at a price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Consolidated Statements (Continued)

10. Financing Arrangements (Continued)

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

        The Notes are unsecured and are equal in right of payment to all of the existing and future senior debt, including borrowing under its secured credit facilities, subject to the security interest thereof. The Issuer's obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis by the Company and by certain of the Issuer's subsidiaries, and the obligations of such guarantors under their guarantees are equal in right of payment to all of their existing and future senior debt.

Revolving Line of Credit

        In connection with the issuance of the New Notes, certain covenants and interest rates under the Company's existing revolving line of credit ("Revolver") were modified as disclosed below. The other terms of the revolver were unchanged, including the Company's ability to request the lenders to increase the facility by an additional amount of up to $15.0 million at the discretion of the Lenders. Interest on the revolving credit facility will be at either LIBOR plus 3.75% or the Reference Rate (as defined in the Credit Agreement) plus 2.75%. The Revolver expires on May 10, 2014, at which time all outstanding borrowings are due and payable.

        At March 31, 2011, there were no amounts outstanding under the Revolver and our aggregate borrowing capacity was $42.5 million.

Covenants

        The Indenture and the credit agreement that governs the Revolver, contain affirmative and negative covenants, as well as restrictions on the ability of the Company, the Issuer and the Issuer's subsidiaries: to (i) incur additional indebtedness or issue preferred stock; (ii) repay subordinated indebtedness prior to its stated maturity; (iii) pay dividends on, repurchase or make distributions in respect of its capital stock or make other restricted payments; (iv) make certain investments; (v) sell certain assets; (vi) create liens; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (viii) enter into certain transactions with our affiliates. The Company is required to comply with financial covenants, including total leverage ratio and interest coverage ratio, beginning with the quarter ended September 30, 2010, as well as limitations on the amount of capital expenditures. The financial ratios are driven by the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"). The total leverage ratio is the financial covenant that is currently the most restrictive. The total leverage ratio requires the Company and its Subsidiaries (as defined in the Revolver) to maintain a leverage ratio of 5.50 to 1.00 for each of the first two fiscal quarters in 2011, 5.25 to 1.00 in the third fiscal quarter of 2011, 5.00 to 1.00 in the last fiscal quarter of 2011, 4.75 to 1.00 for the first fiscal quarter in 2012, 4.50 to 1.00 for the second and third fiscal quarter in 2012, 4.25 to 1.00 for the last fiscal quarter in 2012 and the first three fiscal quarters in 2013 and 3.75 to 1.00 thereafter. The interest coverage ratio requires the Company and its Subsidiaries (as defined in the Revolver) to have a coverage ratio of 1.75 to 1.00 for the first three fiscal quarters in 2011, 2.00 to 1.00 for the last fiscal quarter of 2011 and the first fiscal quarter in 2012, 2.15 to 1.00 for the second and third fiscal quarter of 2012 and 2.25 to 1.00 thereafter.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Consolidated Statements (Continued)

10. Financing Arrangements (Continued)

Financing Costs

        The Issuer incurred and capitalized approximately $16.0 million in direct financing fees including $5.5 million associated with the New Notes issued in March 2011, consisting primarily of underwriting fees and expenses, consent solicitation fee, legal fees, accounting fees and printing costs in connection with the issuance of the New Notes, the Existing Notes and the Revolver. At March 31, 2011, this total included approximately $1.6 million of accrued costs. Deferred financing costs are being amortized over the life of the Notes and the Revolver, as appropriate, using the effective-interest method.

11. Stock-Based Compensation

        The Company's employees are eligible to receive awards from the LMI Holdings 2008 Equity Incentive Plan (the "2008 Plan"). The 2008 Plan is administered by the LMI Holdings Board of Directors. The 2008 Plan permits the granting of nonqualified stock options, stock appreciation rights (or SARs), restricted stock and restricted stock units to its employees, officers, directors and consultants of the Company or any subsidiary of the Company. The maximum number of shares that may be issued pursuant to awards under the 2008 Plan at March 31, 2011 is 5,010,100, which decreased due to cancelled and retired vested options. Option awards are granted with an exercise price equal to the fair value of LMI Holdings' stock at the date of grant, as determined by the Board of Directors of LMI Holdings. Time based option awards vest based on time, either four or five years, and performance based option awards vest based on the achievement of certain annual EBITDA targets over a five-year period. The Company recognizes compensation costs for its time based awards on a straight-line basis equal to the vesting period. The compensation cost for performance based awards is recognized on a graded vesting basis, based on the probability of achieving performance targets over the requisite service period for the entire award. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of a selected peer group. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate assumption is the seven-year U.S. Treasury rate at the date of the grant which most closely resembles the expected life of the options.

	Three Months Ended March 31,
	2011	2010
Expected volatility	33%	39%
Expected dividends	—	—
Expected life (in years)	6.5	6.5
Risk-free interest rate	2.9%	3.0%

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Consolidated Statements (Continued)

11. Stock-Based Compensation (Continued)

        A summary of option activity for 2011 is presented below:

	Time Based	Performance Based	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,368,350	1,797,569	4,165,919	$2.70	7.0	$32,618,000
Options granted	121,000	121,000	242,000	10.26
Options cancelled	(76,250)	(73,252)	(149,502)	2.20
Options exercised	—	—	—	—
Options forfeited or expired	(13,000)	(9,500)	(22,500)	5.76

Outstanding at March 31, 2011	2,400,100	1,835,817	4,235,917	3.20	7.2	$31,427,000
Vested and expected to vest at March 31, 2011	2,381,347	1,818,102	4,199,449	3.18	7.2	$31,209,000

Exercisable at March 31, 2011	1,312,280	845,697	2,157,977	2.16	7.0	$18,225,000

        The weighted average grant-date fair value of options granted during the three months ended March 31, 2011 and 2010 was $4.01 and $4.53, respectively. During the three months ended March 31, 2011, 266,258 options vested, with an aggregate fair value of approximately $304,000. There were no options exercised during the three months ended March 31, 2011 and 2010. Stock-based compensation expense for both time based and performance based awards was recognized in the consolidated statements of income as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Cost of goods sold	$16	$20
General and administrative	128	135
Sales and marketing	(957)	6
Research and development	67	(18)

Total stock-based compensation expense	$(746)	$143

        As stock-based compensation expense recognized in the consolidated statement of income for the three months ended March 31, 2011 and 2010 was based on awards ultimately expected to vest, it was reduced for estimated pre-vesting forfeitures as required.

        As part of the 2008 Plan, the Company has the right to call options upon notice of exercise and to settle the exercise in cash in lieu of issuing shares. As a result of this right, upon termination of service, stock-based awards are reclassified to liability based awards until the period of probable exercise has lapsed. As of March 31, 2011 and 2010, the Company did not have any awards classified as liabilities. The Company recorded a benefit of approximately $1.0 million in the three month period ended March 31, 2011 related to liability awards which expired during the period.

        The total of all share-based liability awards paid out during 2010 was approximately $84,000. There were no share-based liability awards paid out in the first three months of 2011.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Consolidated Statements (Continued)

11. Stock-Based Compensation (Continued)

        The Company did not recognize an income tax benefit for the three months ended March 31, 2011 or March 31, 2010. As of March 31, 2011, there was approximately $2.8 million of total unrecognized compensation costs related to non-vested stock options granted under the 2008 Plan. These costs are expected to be recognized over a weighted-average remaining period of 2.1 years.

12. Other Income (expense), net

        Other income (expense), net consisted of the following:

	Three Months Ended March 31,
(in thousands)	2011	2010
Foreign currency gains (losses)	$89	$(512)
Tax indemnification income (loss)	380	(90)
Other income	29	41

Total other income(expense), net	$498	$(561)

13. Legal Proceedings and Contingencies

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

        On December 16, 2010, the Company filed suit against one of its insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply challenge. The claim is the result of the shut-down of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010 due to a "heavy water" leak in the reactor vessel. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. On April 4, 2011, the parties had their first pre-trial conference before Judge Laura Taylor Swain of the United States District Court for the Southern District of New York, and discovery has commenced. The Company cannot be certain what amount, if any, or when, if ever, it will be able to recover for business interruption losses related to this matter.

14. Segment Information

        The Company reports two operating segments, the U.S. and International, based on geographic customer base rather than by legal entity as previously reported. The results of these operating segments are regularly reviewed by the chief operating decision maker, the President and Chief Executive Officer. The Company's segments derive revenues through the manufacturing, marketing,

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Consolidated Statements (Continued)

14. Segment Information (Continued)

selling and distribution of medical imaging products, focused primarily on cardiovascular diagnostic imaging. The U.S. segment comprises 76.3% and 72.5% of consolidated revenues for the three months ended March 31, 2011 and 2010, respectively, and 89.4% and 89.7% of consolidated assets at March 31, 2011 and December 31, 2010, respectively. All goodwill has been allocated to the U.S. operating segment.

        Selected information for each business segment are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues
U.S.	$80,625	$66,039
International	23,243	22,250

Total revenue, including inter-segment	103,868	88,289
Less inter-segment revenue	(5,749)	(7,417)

	$98,119	$80,872

Revenues from external customers
U.S.	$74,876	$58,622
International	23,243	22,250

	$98,119	$80,872

Operating income/(loss)
U.S.	$13,055	$5,254
International	3,607	3,175

Total operating income, including inter-segment	16,662	8,429
Inter-segment operating income	1,374	154

	$18,036	$8,583

	March 31, 2011	December 31, 2010
Assets
U.S.	$456,628	$444,767
International	54,002	51,114

	$510,630	$495,881

	March 31, 2011	December 31, 2010
Long-lived Assets
U.S.	$238,048	$244,784
International	19,240	20,199

	$257,288	$264,983

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Consolidated Statements (Continued)

15. Guarantor Financial Information

        The 9.750% senior subordinated notes due 2017 (see Note 10) are guaranteed by the Company and Lantheus MI Real Estate, LLC, one of the Company's consolidated subsidiaries (the "Guarantor Subsidiary"). The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheet information as of March 31, 2011 and December 31, 2010, and income and cash flow information for the three months ended March 31, 2011 and 2010 for the Company, Lantheus Medical Imaging, Inc. (the "Issuer"), the Guarantor Subsidiary and the Company's other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of the Company in the Issuer, and the Company's investment in the Guarantor Subsidiary and Non-Guarantor Subsidiaries using the equity method of accounting.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Consolidating Balance Sheet Information (Unaudited)

March 31, 2011

(in thousands)	Company	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$20,835	$—	$17,129	$—	$37,964
Accounts receivable, net	—	41,555	—	14,659	—	56,214
Intercompany accounts receivable	—	3,894	—	—	(3,894)	—
Inventory	—	17,123	—	5,501	—	22,624
Deferred tax assets	—	4,187	—	83	—	4,270
Other current assets	—	3,141	—	452	—	3,593

Total current assets	—	90,735	—	37,824	(3,894)	124,665
Property, plant and equipment, net	—	85,826	23,335	9,649	—	118,810
Capitalized software development costs	—	3,584	—	9	—	3,593
Goodwill	—	15,714	—	—	—	15,714
Intangibles, net	—	109,589	—	9,582	—	119,171
Deferred tax assets	—	73,971	—	—	—	73,971
Deferred financing costs	—	14,443	—	—	—	14,443
Investment in subsidiaries	10,568	65,498	—	—	(76,066)	—
Other long-term assets	—	40,066	—	197	—	40,263

Total assets	$10,568	$499,426	$23,335	$57,261	$(79,960)	$510,630

Liabilities and equity
Accounts payable	$—	$19,131	$—	$2,472	$—	$21,603
Intercompany accounts payable	—	—	—	3,894	(3,894)	—
Accrued expenses	—	27,716	—	3,363	—	31,079
Income tax payable	—	(573)	—	1,041	—	468
Deferred revenue	—	5,201	—	1,366	—	6,567

Total current liabilities	—	51,475	—	12,136	(3,894)	59,717
Asset retirement obligation	—	4,379	—	117	—	4,496
Long-term debt, net of current portion	—	398,510	—	—	—	398,510
Deferred tax liability	—	—	—	1,618	—	1,618
Deferred revenue	—	2,001	—	—	—	2,001
Other long-term liabilities	—	32,493	—	1,227	—	33,720

Total liabilities	—	488,858	—	15,098	(3,894)	500,062
Equity	10,568	10,568	23,335	42,163	(76,066)	10,568

Total liabilities and equity	$10,568	$499,426	$23,335	$57,261	$(79,960)	$510,630

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Consolidating Balance Sheet Information (Unaudited)

December 31, 2010

(in thousands)	Company	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$19,079	$—	$13,927	$—	$33,006
Accounts receivable, net	—	36,925	—	13,527	—	50,452
Intercompany accounts receivable	—	4,462	—	—	(4,462)	—
Inventory	—	12,611	—	7,506	—	20,117
Deferred tax assets	—	4,187	—	79	—	4,266
Other current assets	—	2,845	—	313	—	3,158

Total current assets	—	80,109	—	35,352	(4,462)	110,999
Property, plant and equipment, net	—	87,258	23,355	10,071	—	120,684
Capitalized software development costs	—	3,887	—	9	—	3,896
Goodwill	—	15,714	—	—	—	15,714
Intangibles, net	—	114,570	—	10,119	—	124,689
Deferred tax assets	—	78,312	—	—	—	78,312
Deferred financing costs	—	9,425	—	—	—	9,425
Investment in subsidiaries	153,434	63,827	—	—	(217,261)	—
Other long-term assets	—	31,966	—	196	—	32,162

Total assets	$153,434	$485,068	$23,355	$55,747	$(221,723)	$495,881

Liabilities and equity
Accounts payable	$—	$22,334	$—	$2,194	$—	$24,528
Intercompany accounts payable	—	—	—	4,462	(4,462)	—
Accrued expenses	—	15,879	—	2,726	—	18,605
Income tax payable	—	(741)	—	869	—	128
Deferred revenue	—	5,383	—	1,878	—	7,261

Total current liabilities	—	42,855	—	12,129	(4,462)	50,522
Asset retirement obligation	—	4,260	—	112	—	4,372
Long-term debt, net of current portion	—	250,000	—	—	—	250,000
Deferred tax liability	—	—	—	1,853	—	1,853
Deferred revenue	—	2,668	—	—	—	2,668
Other long-term liabilities	—	31,851	—	1,181	—	33,032

Total liabilities	—	331,634	—	15,275	(4,462)	342,447
Equity	153,434	153,434	23,355	40,472	(217,261)	153,434

Total liabilities and equity	$153,434	$485,068	$23,355	$55,747	$(221,723)	$495,881

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Consolidating Income Information (Unaudited)

Three Months Ended March 31, 2011

(in thousands)	Company	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$81,696	$—	$20,009	$(5,749)	$95,956
License and other revenues	—	2,163	—	—	—	2,163

Total revenues	—	83,859	—	20,009	(5,749)	98,119
Cost of goods sold	—	41,066	—	16,734	(5,749)	52,051

Gross profit	—	42,793	—	3,275	—	46,068
Operating expenses
General and administrative expenses	—	7,416	20	696	—	8,132
Sales and marketing expenses	—	8,338	—	1,057	—	9,395
Research and development expenses	—	10,393	—	112	—	10,505

Operating income (loss)	—	16,646	(20)	1,410	—	18,036
Interest expense	—	(7,007)	—	—	—	(7,007)
Interest income	—	1	—	69	—	70
Other income, net	—	415	—	83	—	498
Equity in earnings (losses) of affiliates	6,347	1,283	—	—	(7,630)	—

Income (loss) before income taxes	6,347	11,338	(20)	1,562	(7,630)	11,597
(Provision) benefit for income taxes	—	(4,991)	7	(266)	—	(5,250)

Net income (loss)	$6,347	$6,347	$(13)	$1,296	$(7,630)	$6,347

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Consolidating Income Information (Unaudited)

Three Months Ended March 31, 2010

(in thousands)	Company	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$66,938	$—	$19,267	$(7,417)	$78,788
License and other revenues	—	2,084	—	—	—	2,084

Total revenues	—	69,022	—	19,267	(7,417)	80,872
Cost of goods sold	—	34,498	—	15,750	(7,417)	42,831

Gross profit	—	34,524	—		—	38,041
Operating expenses
General and administrative expenses	—	6,807	20	664	—	7,491
Sales and marketing expenses	—	10,129	—	1,179	—	11,308
Research and development expenses	—	10,430	—	229	—	10,659

Operating income (loss)	—	7,158	(20)	1,445	—	8,583
Interest expense	—	(2,500)	—	—	—	(2,500)
Interest income	—	1	—	33	—	34
Other income, net	—	(59)	—	(502)	—	(561)
Equity in earnings (losses) of affiliates	3,334	674	—	—	(4,008)	—

Income (loss) before income taxes		5,274	(20)	976	(4,008)	5,556
(Provision) benefit for income taxes	—	(1,940)	7	(289)	—	(2,222)

Net income (loss)	$3,334	$3,334	$(13)	$687	$(4,008)	$3,334

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information (Unaudited)

Three Months Ended March 31, 2011

	Company	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$600	$11,454	$—	$2,787	$(600)	$14,241

Cash flows from investing activities
Capital expenditures	—	(3,987)	—	(32)	—	(4,019)
Proceeds from dividend	149,400	—	—	—	(149,400)	—

Cash provided by (used in) investing activities	149,400	(3,987)	—	(32)	(149,400)	(4,019)

Cash flows from financing activities
Proceeds from issuance of debt, net	—	152,250	—	—	—	152,250
Consent solicitation fee	—	(3,750)	—	—	—	(3,750)
Payments on term loan	—	—	—	—	—	—
Payments of deferred financing costs	—	(4,211)	—	—	—	(4,211)
Payment of dividend	(150,000)	(150,000)	—	—	150,000	(150,000)

Cash used in financing activities	(150,000)	(5,711)	—	—	150,000	(5,711)

Effect of foreign exchange rate on cash	—	—	—	447	—	447

Increase in cash and cash equivalents	—	1,756	—	3,202	—	4,958
Cash and cash equivalents, beginning of period	—	19,079	—	13,927	—	33,006

Cash and cash equivalents, end of period	$—	$20,835	$—	$17,129	$—	$37,964

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information (Unaudited)

Three Months Ended March 31, 2010

	Company	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$—	$313	$—	$(204)	$—	$109

Cash flows from investing activities
Capital expenditures	—	(613)	—	(160)	—	(773)
Proceeds from dividend	—	—	—	—	—	—
Asset acquisitions	—	—	—	—	—	—

Cash provided by (used in) investing activities	—	(613)	—	(160)	—	(773)

Cash flows from financing activities
Proceeds from issuance of debt, net	—	—	—	—	—	—
Payments on term loan	—	—	—	—	—	—
Payments of deferred financing costs	—	—	—	—	—	—
Payment of dividend	—	—	—	—	—	—

Cash (used in) provided by financing activities	—	—	—	—	—	—

Effect of foreign exchange rate on cash	—	—	—	328	—	328

(Decrease)Increase in cash and cash equivalents	—	(300)	—	(36)	—	(336)
Cash and cash equivalents, beginning of period	—	21,505	—	9,975	—	31,480

Cash and cash equivalents, end of period	$—	$21,205	$—	$9,939	$—	$31,144

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Consolidated Statements (Continued)

16. Subsequent Events

        On April 29, 2011, we entered into an amendment, effective as of April 1, 2011, to the Sales Agreement, dated as of April 1, 2009 (the "NTP Agreement"), with NTP Radioisotopes (Pty) Ltd ("NTP"). The NTP Agreement, as amended, provides for the supply of Molybdenum-99 ("Moly") from NTP. It expires on December 31, 2013, and the amendment contains modified purchase terms relating to quantities and unit pricing. It allows for termination upon the occurrence of certain events, including failure by NTP to provide the required amount of Moly, material breach of any provision by either party, bankruptcy by the either party and force majeure events. Additionally, we have the ability to terminate the NTP Agreement with six months written notice prior to the expiration of the term of the NTP Agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

        Some of the statements contained in this quarterly report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, including, in particular, statements about our plans, strategies, prospects and industry estimates. These statements identify prospective information and include words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "should," "predicts," "hopes" and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our liquidity, including our belief that our existing cash, cash equivalents and anticipated revenues are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months; (ii) our outlook and expectations including, without limitation, in connection with continued market expansion and penetration for our commercial products, including Ablavar, DEFINITY and TechneLite; and (iii) expected new product launch dates and market exclusivity periods. The foregoing is not an exclusive list of all forward-looking statements we make. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this quarterly report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

  •
  our dependence on a limited number of third party suppliers and the instability of global molybdenum-99 ("Moly") supply;

  •
  a failure of TechneLite generator demand to return to pre-National Research Universal ("NRU") reactor outage levels;

  •
  our dependence upon third parties for the manufacture and supply of a substantial portion of our products;

  •
  our dependence on key customers, primarily Cardinal Health, Inc. ("Cardinal"), United Pharmacy Partners, Inc. ("UPPI") and GE Healthcare, for our nuclear imaging products;

  •
  our inability to compete effectively;

  •
  continued generic competition to Cardiolite;

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

  •
  costs and other risks associated with the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act");

  •
  risks related to our outstanding indebtedness; and

  •
  other statements regarding our future operations, financial condition and prospectus, and business strategies.

        Factors that could cause or contribute to such differences include, but are not limited to, those that are discussed in other documents we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K. Any forward-looking statement made by us in this quarterly report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

        The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q.

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

        The following table sets forth our revenue derived from our principal products:

	Three Months Ended March 31,
(dollars in millions)	2011	%	2010	%
Cardiolite	$22.7	23	$21.0	26
TechneLite	35.9	37	22.4	28
DEFINITY	16.2	16	13.9	17
Other	23.3	24	23.6	29

Total revenues	$98.1	100	$80.9	100

Executive Overview

        The following have impacted our results in the three months ended March 31, 2011:

  •
  The continued increase in sales of Technelite generators to the market following the return of a normal Moly supply in September 2010;

  •
  DEFINITY's continued ramp up of sales as a result of the product's relaunch in June 2008;

  •
  continued generic competition to Cardiolite; and

  •
  limited Ablavar revenues to offset costs related to the launch of the product.

        We expect the trends noted above to continue for the remainder of 2011. We also expect our research and development expenses to increase during 2011 as we begin our phase III clinical trial for Flurpiridaz F-18. The trends noted above may be impacted by the return to service of each of the NRU reactor and the manufacturing facility at Ben Venue Laboratories. See Part II—Item 1A. "Risk Factors" for further detail.

Results of Operations

Revenues

        Revenues are summarized as follows:

	Three Months Ended March 31,
	2011	2010	Change $	Change %
	(dollars in millions)
United States
Cardiolite	$15.4	$13.9	$1.5	11%
TechneLite	31.2	19.8	11.4	58
DEFINITY	15.9	13.5	2.4	18
Other currently marketed products	10.2	9.3	0.9	10

Total US product revenue	72.7	56.5	16.2	29
License and other revenues	2.2	2.1	0.1	5

Total US revenues	$74.9	$58.6	$16.3	28%

International
Cardiolite	$7.3	$7.1	$0.2	3%
TechneLite	4.7	2.6	2.1	81
DEFINITY	0.3	0.4	(0.1)	(25)
Other currently marketed products	10.9	12.2	(1.3)	(11)

Total International product revenue	23.2	22.3	0.9	4
License and other revenues	—	—	—	—

Total International revenues	$23.2	$22.3	$0.9	4%

Product revenue	$95.9	$78.8	$17.1	22%
License and other revenue	2.2	2.1	0.1	5

Total revenue	$98.1	$80.9	$17.2	21%

        For the three month period ended March 31, 2011 compared to the same period for 2010, product revenues in the United States and International increased $16.2 million and $0.9 million, respectively. The return of global Moly availability following the outage of the NRU reactor in Chalk River, Ontario, from May 2009 until August 2010 due to a "heavy water" leak in the reactor vessel was a primary contributor of increased TechneLite revenues in the United States. Revenues also increased in the United States for DEFINITY due to its continuing ramp up after a relaunch in June 2008 and for Xenon due to an increase in price and an expanded customer base. We expect this trend to continue for the balance of the year, thus resulting in higher revenues in 2011 as compared to 2010.

        In International, the primary contributing factors for the increase were the impact of foreign exchange rates and higher TechneLite sales upon an increase in global Moly availability following the NRU reactor outage. This increase was partially offset by decreased Thallium sales due to customers switching back to technetium-based studies.

Rebates, Discounts and Allowances

        Estimates for rebates, discounts and allowances represent our estimated obligations under contractual arrangements with third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction to product revenue and the establishment of a liability which is included in accrued expenses in the accompanying consolidated balance sheets. These rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, administration fees of group purchasing organizations and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third party's buying patterns and the resulting applicable contractual rebate or commission rate(s) to be earned over a contractual period.

        Revenue reserves are categorized as follows: rebates and allowances. An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates	Allowances	Total
Balance, as of January 1, 2010	$427	$41	$468
Current provisions relating to revenues in current year	3,072	555	3,627
Adjustments relating to prior years estimate	—	—	—
Payments/credits relating to revenues in current year	(2,171)	(454)	(2,625)
Payments/credits relating to revenues in prior years	(418)	(41)	(459)

Balance, as of December 31, 2010	910	101	1,011
Current provisions relating to revenues in current year	860	167	1,027
Adjustments relating to prior years estimate	(116)	—	(116)
Payments/credits relating to revenues in current year	(419)	(72)	(491)
Payments/credits relating to revenues in prior years	(307)	(100)	(407)

Balance, as of March 31, 2011	$928	$96	$1,024

        Sales rebates and other accruals were approximately $928,000 and $910,000 at March 31, 2011 and December 31, 2010, respectively. The increase in the provision resulted principally from the addition of contracts with rebate rights in 2010.

        In October 2010, we entered into a Medicaid Drug Rebate Agreement for certain of our products which did not have a material impact on our results of operations. If the demand for these products through the Medicaid program increases in the future, our rebates associated with this program could increase and could have a material impact on future results of operations.

Costs of Goods Sold

	Three Months Ended March 31,
	2011	2010	Change $	Change %
	(dollars in millions)
United States	$38.2	$28.5	$9.7	34%
International	13.9	14.3	(0.4)	(3)

Total Cost of Goods Sold	$52.1	$42.8	$9.3	22%

        For the three months ended March 31, 2011 compared to the same period for 2010, cost of goods sold in the United States increased $9.7 million. The primary contributing factor to the increase was an increase in TechneLite volume due to an increase in global Moly availability following the outage of the NRU reactor in Chalk River, Ontario. Increases in Thallium cost for the United States also occurred as a result of lower International volume, the effect of which burdens the United States with a greater share of manufacturing expenses.

        For the three months ended March 31, 2011 compared to the same period for 2010, cost of goods sold in our International segment decreased $0.4 million largely due to a decrease in Thallium cost from lower volumes, partially offset by higher TechneLite volume, both due to the return of a normal Moly supply.

        Commensurate with anticipated higher revenue, we expect to see higher cost of goods sold in 2011, as compared to 2010.

Gross Profit

	Three Months Ended March 31,
	2011	2010	Change $	Change %
	(dollars in thousands)
United States	$36.8	$30.1	$6.7	22%
International	9.3	7.9	1.4	18

Total Gross Profit	$46.1	$38.0	$8.1	21%

        For the three months ended March 31, 2011 compared to the same period for 2010, gross profit in the United States increased $6.7 million. The primary contributing factors to the increase were an increase in TechneLite margin due to the return to normal Moly supply and higher margin contributed by DEFINITY, as demand continues to increase subsequent to the relaunch of DEFINITY. We also experienced higher margins from Xenon due to increased volume and new customers. Offsetting part of the increase was a decrease in Thallium due to decreased revenues.

        For the three months ended March 31, 2011 compared to the same period for 2010, gross profit in our International segment increased $1.4 million largely due to an increase in TechneLite margin following the return of a normal Moly supply.

        Commensurate with anticipated higher revenue, we expect to see higher gross profit in 2011 as compared to 2010.

Sales and Marketing

	Three Months Ended March 31,
	2011	2010	Change $	Change %
	(dollars in thousands)
United States	$8.2	$10.1	$(1.9)	(19)%
International	1.2	1.2	0.0	0

Total Sales and Marketing	$9.4	$11.3	$(1.9)	(17)%

        Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, business development, and customer service functions. Other costs in sales and marketing expense include the development and printing of advertising and promotional material for promoted products, professional services, market research, and sales meetings.

        For the three months ended March 31, 2011, we incurred $1.9 million less than the three months ended March 31, 2010. The decrease was primarily related to lower salaries, benefits, and other employee related costs due to a non-recurring reduction of stock compensation from the expiration of a liability award; the conclusion on December 31, 2010 of using a contracted sales force supporting

Ablavar, which is now completely supported by our internal sales force; and a sales force reorganization during the fourth quarter of 2010.

        We expect to continue to incur sales and marketing costs for the remainder of 2011 associated with increasing revenue, supporting our marketing, business development and customer service functions, and maintaining our sales force to support our commercial products.

General and Administrative

	Three Months Ended March 31,
	2011	2010	Change $	Change %
	(dollars in millions)
United States	$7.4	$6.8	$0.6	9%
International	0.7	0.7	0.0	0

Total General and Administrative	$8.1	$7.5	$0.6	8%

        General and administrative expenses consist of salaries and other related costs for personnel in executive, finance, legal, information technology and human resource functions. Other costs included in general and administrative expenses are professional fees for information technology services, external legal fees, consulting and accounting services as well as bad debt expense, certain facility and insurance costs, including director and officer liability insurance.

        The increase for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 of $0.6 million was primarily attributable to increased United States salary, benefits and other personnel related costs. Other increases include legal costs related to a business interruption insurance claim.

        We expect our general and administrative expenses for the remainder of 2011 to be slightly higher than 2010 levels.

Research and Development

	Three Months Ended March 31,
	2011	2010	Change $	Change %
	(dollars in millions)
United States	$10.4	$10.5	$(0.1)	(1)%
International	0.1	0.2	(0.1)	(50)

Total Research and Development	$10.5	$10.7	(0.2)	(2)%

        For the three months ended March 31, 2011 compared to the same period in 2010, the decrease of $0.2 million, or 2% in research and development expense was primarily due to the timing of clinical activity related to our Flurpiridaz F-18 programs. During the first quarter of 2011, we had a reduction in clinical activities as we were in the planning and preparation stage for the Flurpiridaz F-18 Phase III program in 2011, as compared to the same period in 2010, when we had multiple clinical trials, including the Flurpiridaz F-18 Phase II clinical trial and a DEFINITY Phase IV clinical trial.

        In addition, our R&D spending also decreased due to reductions in purchases of drug products to support our clinical programs, lower travel costs for clinical site monitoring, and other, lower employee related charges caused by the reduction of clinical activity during the first quarter of 2011 compared to

2010, which was offset by increased compensation costs, pharmacovigilance services for support with regulatory inspections, and independent medical education due to the timing of services.

        During the first quarter of 2011, we reached an agreement with the U.S. Food and Drug Administration on a Special Protocol Assessment (SPA) for the Flurpiridaz F-18 Phase III clinical trial and anticipate the program to start during the second quarter of 2011. We anticipate that our research and development expenses for 2011 will primarily relate to the support of our Flurpiridaz F-18 program.

Other Income (Expense), Net

	Three Months Ended March 31,
	2011	2010	Change $	Change %
	(dollars in millions)
Interest Expense	$(7.0)	$(2.5)	$(4.5)	(180)%
Interest Income	0.1	0.1	—	—
Other Income, Net	0.5	(0.6)	1.1	183

Total Income (Expense), net	$(6.4)	$(3.0)	$(3.4)	(113)%

Interest Expense

        For the three months ended March 31, 2011 compared to the same period in 2010, interest expense increased by $4.5 million as a result of the issuance of our Notes in May 2010 and March 2011, which carry higher interest rates and a larger debt balance than the obligation that was paid off in May 2010. See Note 10, "Financing Arrangements" to our unaudited consolidated financial statements.

Interest Income

        For the three months ended March 31, 2011, compared to the same period in 2010, interest income remained flat.

Other Income, net

        For the three months ended March 31, 2011, compared to the same period in 2010, other income increased as a result of the tax indemnification and favorable foreign currency exchange.

Provision for Income Taxes

	Three Months Ended March 31,
	2011	2010	Change $	Change %
	(dollars in millions)
Provision for income taxes	$5.2	$2.2	$3.0	136%

        For the three months ended March 31, 2011 compared to the same period in 2010, the provision for income taxes increased from $2.2 million to $5.2 million. The increase was caused primarily by the tax effect of the increase in pre-tax income of $5.6 million in 2010 to $11.6 million in 2011 and the increase in our valuation allowance of $0.8 million relating to state research credits.

Liquidity and Capital Resources

Cash Flows

        The following table provides information regarding our cash flows:

	Three Months Ended March 31,
	2011	2010	$ Change
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$14,241	$109	$14,131
Investing activities	(4,019)	(773)	(3,246)
Financing activities	(5,711)	—	(5,711)

Net Cash Provided by Operating Activities

        Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash provided by operating activities is primarily driven by our earnings and changes in working capital. The increase in cash provided by operating activities for the three months ended March 31, 2011 as compared to 2010 was primarily driven by the increase in net income as well as increases in liabilities.

Net Cash Used in Investing Activities

        Our primary uses of cash in investing activities are for the purchase of property and equipment. Net cash used in investing activities in the three months ended March 31, 2011 and 2010 reflected the purchase of property and equipment.

Net Cash Provided by (Used in) Financing Activities

        Historically, our primary source of cash flows from financing activities have been the proceeds from the issuance of our Notes. Going forward, we expect our primary sources of cash flows from financing activities to be debt or equity issuances or other arrangements that we may enter into. Our primary historical uses of cash in financing activities are principal payments on our term loan and line of credit as well as dividends to our parent. On March 21, 2011, we issued an additional $150.0 million of Notes. The net proceeds of these Notes were used to pay a dividend to our indirect parent, LMI Holdings, which utilized the dividend to redeem its Series A Preferred Stock at the accreted value of $44.0 million and to pay a $106.0 million dividend to the holders of its common securities and stock options.

Sources of Liquidity

        On March 21, 2011, we issued $150.0 million of 9.750% Senior Notes due in 2017 (the "Restricted Notes"). The Restricted Notes were issued at a price of 101.50% and were issued as additional debt securities under an indenture pursuant to which the we previously issued $250.0 million in aggregate principal amount of 9.750% Senior Notes due 2017 ("Existing Notes"). The Restricted Notes were issued with the same terms and conditions as the Existing Notes except that the Restricted Notes are subject to a separate registration rights agreement. The Restricted Notes and the Existing Notes vote as one class under the indenture governing the Existing Notes. As a result of the issuance of the Restricted Notes, we have $400.0 million in aggregate principal amount of 9.750% Senior Notes due 2017 outstanding. On May 10, 2011, we consummated an exchange offer where we exchanged $150.0 million aggregate principal amount of our Restricted Notes, for an equal principal amount of Exchange

Notes (the "Exchange Notes" and together with the Restricted Notes, the "New Notes"), with substantially identical terms in all respects. Collectively, the New Notes and the Existing Notes will be referred to as the "Notes." The Notes bear interest at a rate of 9.750% per year, payable on May 15 and November 15 of each year, beginning May 15, 2011 with respect to the New Notes. Interest on the New Notes accrues from November 15, 2010. The Notes mature on May 15, 2017. The net proceeds of the New Notes were used to pay a dividend to our indirect parent, LMI Holdings, which it used to fully redeem its Series A Preferred Stock at the accreted value of $44.0 million and to pay a $106.0 million dividend to the holders of its common securities and stock options. In conjunction with the issuance of the New Notes, we made a cash payment (the "Consent Payment") of $3.75 million to the Holders of the Existing Notes in exchange for the Holders of the Existing Notes consent to amend the indenture to modify the restricted payments covenant to provide for additional restricted payment capacity in order to accommodate the dividend payment. We anticipate our annual cash interest expense will increase to $39.0 million as a result of the issuance of the New Notes. We believe the impact of increased interest payments related to the New Notes will be offset, in part, by an expected increase in our results of operations and cash flows from growth in DEFINITY, as well as TechneLite, now that the NRU reactor is again operational.

        The Notes contain certain covenants of us and the guarantors that limit the payments of dividends, incurrence of additional indebtedness and guarantees, issuance of disqualified stock and preferred stock, transactions with affiliates and a merger, consolidation or sale of all or substantially all of our assets. As of March 31, 2011, we were in compliance with all applicable covenants. In addition, our revolving credit facility ("the Facility") requires us to comply with financial covenants, including a total leverage ratio and interest coverage ratio, beginning with the quarter ended March 31, 2011, as well as limitations on the amount of capital expenditures. The financial ratios are determined by our EBITDA as defined in the Facility ("Facility EBITDA"). The total leverage ratio is the financial covenant that is currently the most restrictive, which requires Lantheus Intermediate and its Subsidiaries (as defined in the Facility) to maintain a leverage ratio of 5.50 to 1.00 for each of the first two fiscal quarters in 2011, 5.25 to 1.00 in the third fiscal quarter of 2011, 5.00 to 1.00 in the last fiscal quarter of 2011, 4.75 to 1.00 for the first fiscal quarter in 2012, 4.50 to 1.00 for the second and third fiscal quarter in 2012, 4.25 to 1.00 for the last fiscal quarter in 2012 and the first three fiscal quarters in 2013 and 3.75 to 1.00 thereafter. The interest coverage ratio requires Lantheus Intermediate and its Subsidiaries (as defined in the Facility) to have a coverage ratio of 1.75 to 1.00 for the first three fiscal quarters in 2011, 2.00 to 1.00 for the last fiscal quarter of 2011 and the first fiscal quarter in 2012, 2.15 to 1.00 for the second and third fiscal quarter of 2012 and 2.25 to 1.00 thereafter. Although we believe that our anticipated Facility EBITDA amounts will be sufficient such that we will be in compliance with our financial covenants, if our upcoming quarterly earnings are not sufficient, we could be in violation of the leverage ratio covenant.

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

        We entered into an inventory supply agreement with Covidien in connection with the launch of Ablavar. This agreement has a future minimum quarterly purchase commitment ranging from $6.3 million to $7.5 million through September 2012. At March 31, 2011, the total of this remaining minimum purchase commitment was approximately $41.3 million. Accordingly, significant cash outflows will be required during the term of this purchase commitment and for costs incurred in connection with the product launch, with limited cash inflows from Ablavar until market penetration increases further. We believe that we will be able meet this obligation as a result of our expected increase in results of operations and cash flows, which we believe will result from continued increases in the sale of DEFINITY, which continues to experience market growth approaching sales levels prior to the boxed warning, increase in the sales of TechneLite resulting from the now normalized and sustained Moly supply, increase in the sales of Ablavar as we continue our U.S. launch of the product and the anticipated continued strong position of Cardiolite products. In the event that we do not meet our sales expectations for Ablavar or cannot sell the product we are committed to purchase prior to expiration, we could incur additional inventory losses, potential impairment of the Ablavar patent portfolio and/or losses on our purchase commitments. In addition, while the loss of gross profit due to the global Moly shortage did have a detrimental impact on our cash flows and results of operations, we continued to generate positive cash flows from operations during the period of the Moly shortage and we did not make any significant changes to our strategic initiatives as a result of the shortage. We are continuing to review with Covidien our manufacturing arrangements and if we negotiate a further amendment to the agreement or otherwise modify our relationship in order to further reduce or eliminate the remaining purchase minimums, or if we agree to a consensual termination of the agreement, we could incur additional costs, the magnitude of which we cannot currently estimate.

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

        Our only committed external source of funds is borrowing availability under the Facility. At March 31, 2011, we had $42.5 million of borrowing availability under the Facility. Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all.

        As of March 31, 2011, we had $38.0 million of cash and cash equivalents. Based on our current operating plans, we believe that our existing cash and cash equivalents, results of our operations and our borrowing capacity under the Facility will be sufficient to continue to fund our liquidity requirements for at least the next twelve months.

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, certain suppliers, contingent royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. The following table summarizes our contractual obligations as of March 31, 2011:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Debt obligations (principal)	$400,000	$—	$—	$—	$400,000
Interest on debt obligations	253,500	39,000	78,000	78,000	58,500
Operating leases(1)	4,695	922	1,698	1,066	1,009
Purchase obligations(2)	195,672	84,999	110,673	—	—
Asset retirement obligation	4,496	—	—	—	4,496
Other long-term liabilities(3)	33,720	—	—	—	33,720

Total contractual obligations	$892,083	$124,921	$190,371	$79,066	$497,725

(1)
Operating leases include minimum payments under leases for our facilities and certain equipment. See "Item 2—Properties."

(2)
Purchase obligations include fixed or minimum payments under manufacturing and service agreements with Covidien and other third-parties.

(3)
Due to the uncertainty related to the timing of the reversal of uncertain tax positions, the liability is not subject to fixed payment terms and the amount and timing of payments, if any, which we will make related to this liability, are not known.

Critical Accounting Estimates

        The discussion and analysis of our financial position and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and related allowances, inventory, impairments of long-lived assets including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, valuation of investments, research and development expenses, contingencies and litigation, and share-based payments. For the quarter ended March 31, 2011, our critical estimates included estimates related to what we believe to be our portion of the fee payable to the Federal Government by Pharmaceutical Manufacturers pursuant to ASU 2010-027. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

        Please read Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of our critical accounting estimates. There have been no material changes to our critical accounting policies in the three months ended March 31, 2011.

Off-Balance Sheet Arrangements

        Since inception, we have not engaged in any off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments to reduce these risks or for trading purposes.

Interest Rate Risk

        We are subject to interest rate risk in connection with the Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of March 31, 2011, there was no amount outstanding under the Facility. Any increase in the interest rate under the Facility will have a negative impact on our future earnings, depending on the outstanding balance of the Facility during the respective period.

Foreign Currency Risk

        We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the three months ended March 31, 2011 and 2010, the net impact of foreign currency changes on transactions was a gain of $89,000 and a loss of $512,000, respectively. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

        Gross margins of products we manufacture at our U.S. plants and sell in currencies other than the U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on total revenue for each of the three month periods ended March 31, 2011 and 2010 was 47.0%. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended March 31, 2011, our gross margin on total net product sales would have been 47.0%, 47.2% and 47.5%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended March 31, 2010, our gross margin on total net product sales would have been 47.1%, 47.3% and 47.6%, respectively.

        In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar (in which we report our consolidated financial results); our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar.

        If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales and net income for the three months ended March 31, 2011 would have been impacted by approximately the following amounts:

	Approximate Decrease in Net Revenue	Approximate Decrease in Net Income
	(dollars in thousands)
1%	$(166)	$(9)
5%	(832)	(47)
10%	(1,663)	(94)

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

        There have been no changes during the quarter ended March 31, 2011 in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

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

        On December 16, 2010, we filed suit against one of our insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply challenge (Lantheus Medical Imaging, Inc., Plaintiff v. Zurich American Insurance Company, Defendant, United States District Court, Southern District of New York, Case No. 10 Civ 9371 (LTS)). The claim is the result of the shut-down of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010 due to a "heavy water" leak in the reactor vessel. Historically, our largest supplier of Moly has been Nordion which has relied on the NRU reactor. The business interruption claim is based on an estimate of losses of, in the aggregate, of more than $70 million, including increases in the cost of obtaining limited amounts of Moly from alternate, more distant, suppliers, and substantial decreases in sales revenue as a result of significantly curtailed manufacturing of TechneLite generators and our decreased ability to sell other Moly-based medical imaging products, including Cardiolite, in comparison to our forecasted results. The defendant answered our complaint on January 21, 2011, denying substantially all of our allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. On April 4, 2011, the parties had their first pre-trial conference before Judge Laura Taylor Swain, of the United States District Court for the Southern District of New York, and discovery has commenced. Because we cannot be certain what amount, if any, or when, if ever, we will be able to recover business interruption losses related to this matter, we have not included any recovery amount related to this claim in our results of operations.

        Except as noted above, as of December 31, 2010, we had no material ongoing litigation, regulatory or other proceeding and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

Item 1A.    Risk Factors

        Except as set forth below, there have been no changes in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. For further information, refer to Part I—Item IA. "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

        The following risk factor replaces and supersedes, in its entirety, the risk factor regarding our third party suppliers in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010:

Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues.

        We obtain a substantial portion of our products from third party suppliers. We rely on sole source manufacturing for DEFINITY, Neurolite and certain of our TechneLite accessories at Ben Venue Laboratories, Inc. ("BVL") and Ablavar at Covidien. We also rely on BVL for a majority of our

Cardiolite supply. In addition, for reasons of quality assurance or cost effectiveness, we purchase certain components and raw materials from sole suppliers. Because we do not control the actual production of many of the products we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control. At our North Billerica, Massachusetts facility, we manufacture TechneLite on a relatively new, highly automated production line, as well as Thallium and Gallium using our older cyclotron technology. If we or one of our manufacturing partners experiences an event, including a labor dispute, natural disaster, fire, power outage, security or other issue, we may be unable to manufacture the relevant products at previous levels, if at all. Due to the stringent regulations and requirements of the governing regulatory authorities regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. In July 2010, BVL temporarily shut down the facility where they manufacture DEFINITY, Cardiolite and other products in order to upgrade the facility to meet certain European Medicines Agency ("EMEA") requirements. BVL had previously planned for the shutdown to run through March 2011 and to resume production of our products in April 2011. In anticipation of the shutdown, BVL manufactured additional inventory of these products to meet our expected needs during this period. BVL has now indicated that it is planning to resume production of our products in the third quarter of 2011. There can be no assurance that BVL's facility will resume production of our products as currently contemplated. In the event the shutdown persists for a significant period of time following the exhaustion of the inventory previously supplied, this would have a material adverse affect on sales of certain products and our results of operations until production resumes.

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

Item 6.    Exhibits

10.1	†	Amendment No. 2 to Sales Agreement dated as of April 1, 2011, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd.

10.2	†	Amendment No. 4 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of March 1, 2011 (incorporated by reference to Exhibit 10.22 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on April 1, 2011 (file number 333-173260)).

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

†
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS MEDICAL IMAGING, INC.
By:	/s/ DONALD R. KIEPERT
	Name:	Donald R. Kiepert
	Title:	President and Chief Executive Officer
	Date:	May 13, 2011
LANTHEUS MEDICAL IMAGING, INC.
By:	/s/ ROBERT P. GAFFEY
	Name:	Robert P. Gaffey
	Title:	Chief Financial Officer and Treasurer
	Date:	May 13, 2011

EXHIBIT INDEX

Exhibit Number		Description
10.1	†	Amendment No. 2 to Sales Agreement dated as of April 1, 2011, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd.
10.2	†
Amendment No. 4 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of March 1, 2011 (incorporated by reference to Exhibit 10.22 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on April 1, 2011 (file number 333-173260)).
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

†
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.