Form 10-Q
period 2011-06-30
Lantheus Medical Imaging, Inc.
filed 2011-08-15
CIK 1500157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes ☐    No ☒

        The registrant had 1,000 shares of common stock, $0.01 par value per share, issued and outstanding as of August 11, 2011.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Net product revenues	$88,278	$79,675	$184,234	$158,463
License and other revenues	2,141	2,020	4,304	4,104

Total revenues	90,419	81,695	188,538	162,567
Cost of goods sold	87,445	42,863	139,496	85,694
Loss on firm purchase commitment	1,879	—	1,879	—

Total cost of goods sold	89,324	42,863	141,375	85,694

Gross profit	1,095	38,832	47,163	76,873

Operating expenses
General and administrative expenses	7,122	7,135	15,254	14,626
Sales and marketing expenses	10,702	11,764	20,097	23,072
Research and development expenses	10,342	12,463	20,847	23,122

Total operating expenses	28,166	31,362	56,198	60,820

Operating (loss) income	(27,071)	7,470	(9,035)	16,053
Interest expense	(10,511)	(4,636)	(17,518)	(7,136)
Loss on early extinguishment of debt	—	(3,057)	—	(3,057)
Interest income	78	48	148	82
Other income (expense), net	445	451	943	(110)

(Loss) income before income taxes	(37,059)	276	(25,462)	5,832
Benefit (provision) for income taxes	14,746	(190)	9,496	(2,412)

Net (loss) income	$(22,313)	$86	$(15,966)	$3,420

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands except share data)

	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$27,788	$33,006
Accounts receivable, net of allowance of $459 and $796	52,125	50,452
Inventory	18,171	20,117
Deferred tax assets	4,308	4,266
Income tax receivable	212	—
Other current assets	3,964	3,158

Total current assets	106,568	110,999
Property, plant and equipment, net	116,385	120,684
Capitalized software development costs	3,840	3,896
Intangibles, net	90,180	124,689
Goodwill	15,714	15,714
Deferred tax assets	89,161	78,312
Deferred financing costs	13,801	9,425
Other long-term assets	34,981	32,162

Total assets	$470,630	$495,881

Liabilities and Stockholder's (Deficit) Equity
Current liabilities
Accounts payable	$13,260	$24,528
Accrued expenses	23,548	18,605
Income tax payable	—	128
Deferred revenue	5,719	7,261

Total current liabilities	42,527	50,522
Asset retirement obligation	4,620	4,372
Long-term debt, net	398,571	250,000
Deferred tax liability	1,066	1,853
Deferred revenue	1,335	2,668
Other long-term liabilities	34,551	33,032

Total liabilities	482,670	342,447

Commitments and contingencies (see Note 13)	—	—
Stockholder's (deficit) equity
Common stock ($0.001 par value, 10,000 shares authorized; 1 share issued and outstanding)	—	—
Additional paid-in capital	781	150,316
Retained (deficit) earnings	(14,156)	2,410
Accumulated other comprehensive income	1,335	708

Total stockholder's (deficit) equity	(12,040)	153,434

Total liabilities and stockholder's (deficit) equity	$470,630	$495,881

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Stockholder's (Deficit) Equity

(unaudited, in thousands except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained (Deficit) Earnings		Total Stockholder's (Deficit) Equity
	Shares	Amount
Balance at January 1, 2010	1	$—	$247,883	$63,138	$(442)	$310,579
Dividend paid to Holdings (see Note 10)	—	—	(98,078)	(65,698)	—	(163,776)
Comprehensive income
Net income	—	—	—	4,970	—	$4,970
Foreign currency translation	—	—	—	—	1,150	1,150

Total comprehensive income						$6,120
Stock-based compensation	—	—	511	—	—	511

Balance at December 31, 2010	1	—	150,316	2,410	708	153,434
Dividend paid to Holdings (see Note 10)	—	—	(149,400)	(600)	—	(150,000)
Comprehensive income
Net loss	—	—	—	(15,966)	—	$(15,966)
Foreign currency translation	—	—	—	—	627	627

Total comprehensive income						$(15,339)
Stock-based compensation	—	—	(135)		—	(135)

Balance at June 30, 2011	1	$—	$781	$(14,156)	$1,335	$(12,040)

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2011	2010
Cash flow from operating activities
Net (loss) income	$(15,966)	$3,420
Adjustments to reconcile net (loss) income to cash flow from operating activities
Depreciation	5,992	5,562
Amortization	11,696	11,853
Impairment of intangible asset	23,474	—
Amortization of deferred financing charges	1,072	947
Write-off of deferred financing charges	—	2,278
Amortization of debt premium	(106)	—
Amortization of consent fee	177	—
Provision for excess and obsolete inventory	14,660	2,199
Stock-based compensation	(1,272)	576
Deferred income taxes	(11,692)	977
Accretion of asset retirement obligation	248	213
Loss on disposal of long-lived assets	30	—
Long-term income tax receivable	(771)	4,186
Long-term income tax payable	1,518	(3,850)
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable, net	(1,677)	(2,767)
Prepaid expenses and other assets	(804)	(967)
Inventory	(14,838)	(11,231)
Deferred revenue	(2,911)	1,525
Accounts payable	(8,400)	5,040
Income tax payable	(340)	(4,336)
Accrued expenses and other liabilities	5,985	(2,983)

Cash provided by operating activities	6,075	12,642

Cash flows from investing activities
Asset Acquisition, net of cash acquired	—	(215)
Capital expenditures	(5,206)	(4,171)

Cash used in investing activities	(5,206)	(4,386)

Cash flows from financing activities
Proceeds from issuance of debt	152,250	243,658
Consent solicitation fee	(3,750)	—
Payment of term loan	—	(93,649)
Debt issuance costs	(5,368)	(2,370)
Payment of dividend to parent	(150,000)	(163,776)

Cash used in financing activities	(6,868)	(16,137)

Effect of foreign exchange rate on cash	781	46

Decrease in cash and cash equivalents	(5,218)	(7,835)
Cash and cash equivalents, beginning of period	33,006	31,480

Cash and cash equivalents, end of period	$27,788	$23,645

Supplemental disclosure of cash flow information
Interest paid	$19,500	$2,720
Income taxes paid, net of refunds	$1,132	$4,768

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements

        Unless the context requires otherwise, references to the "Company," "Lantheus," "our company," "we," "us" and "our" refer to Lantheus MI Intermediate, Inc. and its direct and indirect subsidiaries, references to "Lantheus Intermediate" refer to only Lantheus MI Intermediate, Inc., the parent of Lantheus Medical Imaging, Inc., and references to "Holdings" refer to Lantheus MI Holdings, Inc., the parent of Lantheus Intermediate. Solely for convenience, we refer to trademarks, service marks and trade names without the TM, SM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted under applicable law, our rights to our trademarks, service marks and trade names.

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

        In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K). Our accounting policies are described in the "Notes to Consolidated Financial Statements" in our 2010 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

1. Business Overview (Continued)

sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Use of Estimates

        The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates reflected in the Company's consolidated financial statements include certain judgments regarding revenue recognition, goodwill and intangible asset valuation, inventory valuation, asset retirement obligations, income tax liabilities, deferred tax assets and liabilities, accrued expenses and stock-based compensation. Actual results could materially differ from those estimates or assumptions.

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

        On January 1, 2009, the Company executed an amendment to a license and supply agreement (the "Agreement") with one of its customers, granting non-exclusive U.S. license and supply rights to the customer for the period from January 1, 2009 through December 31, 2012. Under the terms of the Agreement, the customer paid the Company $10.0 million in license fees; $8.0 million of which was received upon execution of the Agreement and $2.0 million of which was received in June 2009 upon delivery of a special license as defined in the Agreement. The Company's product sales under the Agreement are recognized in the same manner as its normal product sales. The Company is recognizing the license fees as revenue on a straight line basis over the term of the four-year Agreement. The Company recognized $625,000 and $1.2 million, respectively, in license fee revenue pursuant to the Agreement in each of the three and six month periods ended June 30, 2011 and 2010, and had deferred revenue of $3.8 million and $5.0 million as of June 30, 2011 and December 31, 2010, respectively, related to the Agreement. The $3.8 million of deferred revenue as of June 30, 2011 will be recognized as revenue at a rate of $1.3 million for the remainder of 2011 and $2.5 million in 2012.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

2. Revenue Recognition (Continued)

        In addition, the Company had other revenue of $1.5 million and $3.1 million, respectively, in the three and six month periods ended June 30, 2011 as compared to $1.4 million and $2.9 million for the prior year comparative periods. Other revenue represents contract manufacturing services related to one of the Company's products for one customer. The related costs are included in cost of goods sold.

        In January 2010, the Company launched a new medical imaging product, Ablavar, which was acquired by the Company in April 2009. Because the Company was not assured that the price was fixed and determinable and due to the inability to reasonably estimate product returns, the Company has deferred recognition of $2.1 million of revenue at June 30, 2011 relating to Ablavar shipments, associated with a distributor arrangement. The corresponding cost has been recorded in inventory as of June 30, 2011 and December 31, 2010. The Company is recognizing revenue associated with this arrangement on the sell-through method.

3. Fair Value of Financial Instruments

        The tables below present information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

(in thousands)	Total fair value at June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$17,240	$17,240	$—	$—

	$17,240	$17,240	$—	$—

(in thousands)	Total fair value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$22,883	$22,883	$—	$—

	$22,883	$22,883	$—	$—

        In addition, at June 30, 2011 and December 31, 2010, the Company had approximately $10.5 million and $10.1 million, respectively, of cash on-hand.

        The estimated fair values of the Company's financial instruments, including its cash and cash equivalents, receivables, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The estimated fair value of the debt, based on borrowing rates available to the Company at June 30, 2011 was $403.1 million compared to the face value of $400.0 million and at December 31, 2010 for similar debt, was $257.9 million compared to the face value of $250.0 million.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

4. Income Taxes

        The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year in addition to discrete events which impact the interim period. The Company's effective tax rate varies from the US statutory rate principally due to the rate impact of uncertain tax positions, valuation allowance changes and state taxes. For the six months ended June 30, 2011 the Company increased its valuation allowance by $0.8 million for deferred taxes relating to state research credits the Company does not believe it will fully utilize prior to expiration. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. The Company's tax benefit was $14.7 million and $9.5 million, respectively, for the three and six months ended June 30, 2011 on pre-tax loss of $37.1 million and $25.5 million for the respective periods compared to tax provisions of $0.2 million and $2.4 million, respectively, for the three and six months ended June 30, 2010 on pre-tax income of $0.3 million and $5.8 million for the respective periods. In the quarter ending June 30, 2011, the Company recorded a benefit for income taxes due primarily to the impairment of the Ablavar patent portfolio intangible asset and write-down of Ablavar inventory (see Notes 5 and 8). Due to the Company's recent history of U.S. taxable income, the Company has concluded that a valuation allowance is not necessary against these deferred tax assets.

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

        Inventory, classified in inventory or other long-term assets, consisted of the following:

(in thousands)	June 30, 2011	December 31, 2010
Raw materials	$7,519	$7,116
Work in process	3,893	5,605
Finished goods	6,759	7,396

Inventory	$18,171	$20,117
Other long-term assets	14,829	12,781

Total	$33,000	$32,898

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

5. Inventory (Continued)

        Included in other long-term assets are $12.5 million of raw materials, $0.4 million in work-in-process and $1.9 million of finished goods at June 30, 2011. At December 31, 2010 other non-current assets consisted of $7.8 million of raw materials, $1.4 million in work-in-process and $3.6 million of finished goods.

        The Company's Ablavar product was commercially launched in January 2010 and the Company is currently in the process of educating radiologists on optimizing the use of the product within their patient populations. The revenues for this product through June 30, 2011 have not been significant. At June 30, 2011 and December 31, 2010 the balances of inventory on-hand reflect approximately $16.1 million and $13.9 million, respectively, of finished products, work-in-process and raw materials related to Ablavar. At June 30, 2011 and December 31, 2010, approximately $14.8 million and $12.8 million, respectively of Ablavar inventory was included in other non-current assets. The Company entered into an agreement with a supplier to provide Active Pharmaceutical Ingredient ("API") and finished products for Ablavar under which the Company is required to purchase future quarterly minimum quantities ranging from $6.3 million to $7.5 million of API inventory through September 2012. The supply agreement was entered into to ensure supply of the product. At June 30, 2011, the total remaining minimum purchase commitment was approximately $33.8 million. In addition to the minimum commitment, the Company, at its discretion, can manufacture API into finished product for an additional charge per vial. The Company records the inventory when it takes delivery, at which time the Company assumes title and risk of loss.

        The Company performed an analysis of its expected future sales of its Ablavar product at June 30, 2011 and recorded an inventory write-down to cost of goods sold of $13.5 million of Ablavar inventory, which represents the cost of Ablavar finished good product and API that the Company does not currently believe it will be able to sell prior to its expiration. In the fourth quarter of 2010, the Company recorded to cost of goods sold a $10.9 million inventory write-down of its Ablavar inventory.

        The Company also evaluated an updated sales forecast for Ablavar in consideration of its supply agreement for API. Based on the updated sales forecast, coupled with the aggregate six-year shelf life of API and finished goods, the Company currently does not believe that it will be able to sell all of the committed supply. As a result, the Company recorded in cost of goods sold a reserve of $1.9 million for the loss associated with the portion of the committed purchases of Ablavar product that the Company does not believe it will be able to sell prior to its expiration. In addition, the Company determined that it's write-down of Ablavar inventory represented an event that warranted assessment of the intellectual property associated with Ablavar for its recoverability and concluded that the intellectual property was not recoverable and in June 2011, recorded in cost of goods sold an impairment of this intangible asset of $23.5 million (see Note 8). In the event that the Company does not meet its sales expectations for Ablavar or cannot sell the product it has committed to purchase prior to its expiration, the Company could incur additional inventory losses and/or losses on its purchase commitments.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

6. Property, Plant and Equipment, net

        Property, plant and equipment consisted of the following:

(in thousands)	June 30, 2011	December 31, 2010
Land	$22,450	$22,450
Buildings	63,175	62,014
Machinery, equipment and fixtures	63,529	60,713
Construction in progress	5,337	7,631
Accumulated depreciation	(38,106)	(32,124)

Property, plant and equipment, net	$116,385	$120,684

        For the three and six months ended June 30, 2011, depreciation expense related to property, plant and equipment was $3.0 million and $6.0 million, respectively, as compared to $2.8 million and $5.6 million for the prior year comparative periods.

        Included within property, plant and equipment are spare parts of approximately $4.0 million as of both June 30, 2011 and December 31, 2010. Spare parts include replacement parts relating to plant and equipment and are either recognized as an expense when consumed or re-classified and capitalized as part of the related plant and equipment and depreciated over a time period not exceeding the useful life of the related asset. In addition, the Company had included $0.3 million and $3.2 million in accounts payable related to its property, plant and equipment at June 30, 2011 and December 31, 2010, respectively.

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

        The following is a reconciliation of the Company's asset retirement obligations for the six months ended June 30, 2011:

(in thousands)
Balance at January 1, 2011	$4,372
Capitalization	—
Accretion expense	248

Balance at June 30, 2011	$4,620

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

8. Intangibles, net

        Intangibles, net consisted of the following:

	June 30, 2011
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$12,048	$41,342	16 years	Straight-line
Customer relationships	113,480	69,347	44,133	19 years	Accelerated
Other patents	42,780	38,075	4,705	2 years	Straight-line

	$209,650	$119,470	$90,180

	December 31, 2010
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$10,317	$43,073	16 years	Straight-line
Customer relationships	113,480	61,909	51,571	19 years	Accelerated
Ablavar patent rights, know-how	29,710	4,842	24,868	11 years	Straight-line
Other patents	42,780	37,603	5,177	2 years	Straight-line

	$239,360	$114,671	$124,689

        On April 6, 2009, the Company acquired the U.S., Canadian and Australian territory rights to a Gadolinium-based blood pool contrast agent, Ablavar (formerly known as Vasovist), from EPIX Pharmaceuticals for an aggregate purchase price of $32.6 million, including drug product and active pharmaceutical ingredient inventory. Ablavar was approved by the FDA in December 2008 and commercially launched by the Company in early January 2010 after final FDA approval of its product label. In June 2010, the Company acquired the remaining world rights to Ablavar.

        The Company determined that the write-down of Ablavar inventory in the fourth quarter of 2010 (see Note 5) represented an event that warranted assessment of the $24.9 million Ablavar patent portfolio for its recoverability. Based on the Company's estimate of future undiscounted cash flows associated with the Ablavar product as of December 31, 2010, the Company concluded the patent portfolio was recoverable by a narrow margin.

        During the interim periods subsequent to December 31, 2010, the Company monitored the recoverability of the Ablavar patent portfolio. The Company completed an update of its sales forecast based on second quarter actual sales results and its forecasted Ablavar sales activity. The Company, using its revised sales forecast, conducted an impairment analysis and concluded that the estimate of future undiscounted cash flows associated with the Ablavar product did not exceed the carrying amount of the asset and therefore, the asset would need to be written down to its fair value. In order to calculate the fair value of the Ablavar patent portfolio asset, the Company estimated the future discounted cash flows associated with the Ablavar product and as a result of this analysis, recorded an impairment charge of $23.5 million to adjust the carrying value to its fair value of zero. This expense was recorded within cost of goods sold in the accompanying statement of operations for the period ended June 30, 2011.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

8. Intangibles, net (Continued)

        For the three and six months ended June 30, 2011, the Company recorded amortization expense for its intangible assets of $5.5 million and $11.0 million, respectively, as compared to $5.6 million and $11.2 million for the prior year comparative periods.

        Expected future amortization expense related to the intangible assets is as follows (in thousands):

Remainder of 2011	$7,431
2012	12,606
2013	10,933
2014	9,653
2015	7,981
2016 and thereafter	41,576

$90,180

9. Accrued Expenses

        Accrued expenses are comprised of the following:

(in thousands)	June 30, 2011	December 31, 2010
Compensation and benefits	$6,238	$5,839
Accrued interest	4,884	3,137
Accrued professional fees	2,108	2,342
Research and development services	747	1,327
Freight and distribution	6,688	3,368
Marketing expense	1,179	989
Accrued rebates, discounts and chargebacks	1,117	910
Other	587	693

	$23,548	$18,605

        On June 30, 2011, the Company took action to reduce its work force in an effort to reduce costs and increase operating efficiency. The balance in accrued expenses at June 30, 2011 associated with this action is approximately $1.6 million.

10. Financing Arrangements

        On March 21, 2011, Lantheus Medical Imaging, Inc. (the "Issuer"), a wholly-owned subsidiary of the Company, issued $150.0 million of 9.750% Senior Notes due in 2017 (the "New Notes"). The New Notes were issued at a price of 101.50% and were issued as additional debt securities under an indenture (the "Indenture") pursuant to which the Issuer previously issued $250.0 million in aggregate principal amount of 9.750% Senior Notes due 2017 ("Existing Notes" and together with the New Notes, the "Notes"). The New Notes were issued with the same terms and conditions as the Existing Notes, except that the New Notes were subject to a separate registration rights agreement. The New Notes and the Existing Notes vote as one class under the Indenture. As a result of the issuance of the New Notes, the Company has $400.0 million in aggregate principal amount of 9.750% Senior Notes due 2017 outstanding. The Notes bear interest at a rate of 9.750% per year, payable on May 15 and

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

10. Financing Arrangements (Continued)

November 15 of each year, beginning May 15, 2011 with respect to the New Notes. Interest on the New Notes accrues from November 15, 2010. The Notes mature on May 15, 2017. The net proceeds of the Existing Notes were used to repay $77.9 million due under the Company's then outstanding credit agreement and to pay a $163.8 million dividend to Holdings to repay a $75.0 million demand note it issued and for Holdings to repurchase $90.0 million of Holdings' Series A Preferred Stock at the accreted value. The net proceeds of the New Notes were used to pay a dividend to the Company's parent, Holdings, which it used to fully redeem the balance of its Series A Preferred Stock at the accreted value of $44.0 million and to pay a $106.0 million dividend to the holders of its common securities and stock options. In conjunction with the issuance of the New Notes, the Company made a cash payment (the "Consent Payment") of $3.75 million to the Holders of the Existing Notes in exchange for the Holders of the Existing Notes consent to amend the Indenture to modify the restricted payments covenant to provide for additional restricted payment capacity in order to accommodate the dividend payment. The premium of $2.25 million and the consent fee of $3.75 million were capitalized and are being amortized over the term of the Notes as an adjustment to interest expense.

Registration Rights

        In connection with the issuance of the New Notes and Existing Notes, the Issuer and the guarantors, including the Company, entered into a registration rights agreement with the initial purchasers of the Notes. The Securities and Exchange Commission declared effective registration statements for the exchange offers of the New Notes and Existing Notes on December 30, 2010 and April 8, 2011, respectively, and these exchange offers were consummated on February 2, 2011 and May 10, 2011, respectively.

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

10. Financing Arrangements (Continued)

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

Revolving Line of Credit

        In connection with the issuance of the New Notes, certain covenants and interest rates under the Company's existing $42.5 million revolving facility ("Facility") were modified as disclosed below. The other terms of the Facility were unchanged, including the Company's ability to request the lenders to increase the Facility by an additional amount of up to $15.0 million at the discretion of the Lenders. Interest on the Facility will be at either LIBOR plus 3.75% or the Reference Rate (as defined in the Facility) plus 2.75%. The Facility expires on May 10, 2014, at which time all outstanding borrowings are due and payable.

        At June 30, 2011, there were no amounts outstanding under the Facility and our aggregate borrowing capacity was $42.5 million.

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

10. Financing Arrangements (Continued)

defined in the Revolver) to have a coverage ratio of 1.75 to 1.00 for the first three fiscal quarters in 2011, 2.00 to 1.00 for the last fiscal quarter of 2011 and the first fiscal quarter in 2012, 2.15 to 1.00 for the second and third fiscal quarter of 2012 and 2.25 to 1.00 thereafter.

Financing Costs

        The Issuer incurred and capitalized approximately $16.0 million in direct financing fees including $5.5 million associated with the New Notes issued in March 2011, consisting primarily of underwriting fees and expenses, consent solicitation fee, legal fees, accounting fees and printing costs in connection with the issuance of the New Notes, the Existing Notes and the Revolver. At June 30, 2011, this total included approximately $0.4 million of accrued costs. Deferred financing costs are being amortized over the life of the Notes and the Revolver, as appropriate, using the effective-interest method.

11. Stock-Based Compensation

        The Company's employees are eligible to receive awards from the Holdings 2008 Equity Incentive Plan (the "2008 Plan"). The 2008 Plan is administered by the Holdings Board of Directors. The 2008 Plan permits the granting of nonqualified stock options, stock appreciation rights (or SARs), restricted stock and restricted stock units to its employees, officers, directors and consultants of the Company or any subsidiary of the Company. The maximum number of shares that may be issued pursuant to awards under the 2008 Plan at June 30, 2011 is 5,010,100. Option awards are granted with an exercise price equal to the fair value of Holdings' stock at the date of grant, as determined by the Board of Directors of Holdings. Time based option awards vest based on time, either four or five years, and performance based option awards vest based on the achievement of certain annual EBITDA targets over a five-year period. The Company recognizes compensation costs for its time based awards on a straight-line basis equal to the vesting period. The compensation cost for performance based awards is recognized on a graded vesting basis, based on the probability of achieving performance targets over the requisite service period for the entire award. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historic volatility of a selected peer group. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate assumption is the seven-year U.S. Treasury rate at the date of the grant which most closely resembles the expected life of the options.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected volatility	33%	37%	33%	37 - 39%
Expected dividends	—	—	—	—
Expected life (in years)	6.5	6.5	6.5	6.5
Risk-free interest rate	2.9%	3.3%	2.9%	3.0 - 3.3%

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

11. Stock-Based Compensation (Continued)

        A summary of option activity for 2011 is presented below:

	Time Based	Performance Based	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,368,350	1,797,569	4,165,919	$2.70	7.0	$32,618,000
Options granted	121,000	121,000	242,000	$10.26
Options cancelled	(80,250)	(74,461)	(154,711)	$2.22
Options exercised	—	—	—	—
Options forfeited or expired	(17,500)	(15,400)	(32,900)	$6.10

Outstanding at June 30, 2011	2,391,600	1,828,708	4,220,308	$3.19	6.9	$31,728,000
Vested and expected to vest at June 30, 2011	2,373,380	1,811,442	4,184,823	$3.17	6.9	$31,511,000

Exercisable at June 30, 2011	1,332,680	842,988	2,175,668	$2.23	6.7	$18,434,000

        The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2011 was $4.01, as compared to $4.43 and $4.49 for the three and six months ended June 30, 2010, respectively. There were no options granted during the three months ended June 30, 2011. During the six months ended June 30, 2011, 431,320 options vested, with an aggregate fair value of approximately $514,000. There were no options exercised during the six months ended June 30, 2011 and 2010. Stock-based compensation expense for both time based and performance based awards was recognized in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Cost of goods sold	$(48)	$19	$(32)	$39
General and administrative	(323)	149	(198)	284
Sales and marketing	(61)	81	(1,018)	87
Research and development	(91)	184	(24)	166

Total stock-based compensation expense	$(523)	$433	$(1,272)	$576

        As stock-based compensation expense recognized in the consolidated statement of operations for the three and six months ended June 30, 2011 and 2010 was based on awards ultimately expected to vest, it was reduced for estimated pre-vesting forfeitures and probability of achieving certain performance features as required.

        As part of the 2008 Plan, the Company has the right to call options upon notice of exercise and to settle the exercise in cash in lieu of issuing shares. As a result of this right, upon termination of service, stock-based awards are reclassified to liability based awards until the period of probable exercise has lapsed. For the three and six months ended June 30, 2011 and 2010, the Company did not have any awards classified as liabilities. The Company recorded a benefit of approximately $1.0 million in the six month period ended June 30, 2011 related to liability awards which expired during the period.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

11. Stock-Based Compensation (Continued)

        The total of all share-based liability awards paid out during 2010 was approximately $84,000. There were no share-based liability awards paid out in the first six months of 2011.

        The Company did not recognize an income tax benefit for the six months ended June 30, 2011 or June 30, 2010. As of June 30, 2011, there was approximately $3.3 million of total unrecognized compensation costs related to non-vested stock options granted under the 2008 Plan. These costs are expected to be recognized over a weighted-average remaining period of 1.9 years.

12. Other Income (expense), net

        Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Foreign currency gains (losses)	$13	$(150)	$102	$(662)
Tax indemnification income	390	556	770	466
Other income	42	45	71	86

Total other income (expense), net	$445	$451	$943	$(110)

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

14. Segment Information

        The Company reports two operating segments, the U.S. and International, based on geographic customer base. The results of these operating segments are regularly reviewed by the chief operating decision maker, the President and Chief Executive Officer. The Company's segments derive revenues through the manufacturing, marketing, selling and distribution of medical imaging products, focused primarily on cardiovascular diagnostic imaging. The U.S. segment comprises 74.9% and 75.6% of consolidated revenues for the three and six months ended June 30, 2011 as compared to 74.4% and 73.5% for the prior year comparative periods and 89.1% and 89.7% of consolidated assets at June 30, 2011 and December 31, 2010, respectively. All goodwill has been allocated to the U.S. operating segment.

        Selected information for each business segment are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
U.S.	$75,503	$68,945	$156,128	$134,984
International	22,704	20,905	45,947	43,155

Total revenue, including inter-segment	98,207	89,850	202,075	178,139
Less inter-segment revenue	(7,788)	(8,155)	(13,537)	(15,572)

	$90,419	$81,695	$188,538	$162,567

Revenues from external customers
U.S.	$67,715	$60,790	$142,591	$119,412
International	22,704	20,905	45,947	43,155

	$90,419	$81,695	$188,538	$162,567

Operating income/(loss)
U.S.	$(30,098)	$5,875	$(17,043)	$11,129
International	3,525	2,259	7,132	5,434

Total operating income, including inter-segment	(26,573)	8,134	(9,911)	16,563
Inter-segment operating income	(498)	(664)	876	(510)

	$(27,071)	$7,470	$(9,035)	$16,053

	June 30, 2011	December 31, 2010
Assets
U.S.	$419,398	$444,767
International	51,232	51,114

	$470,630	$495,881

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

14. Segment Information (Continued)

	June 30, 2011	December 31, 2010
Long-lived Assets
U.S.	$207,759	$244,784
International	18,360	20,199

	$226,119	$264,983

15. Guarantor Financial Information

        The 9.750% senior subordinated notes due 2017 (see Note 10) are guaranteed by the Company and Lantheus MI Real Estate, LLC, one of the Company's consolidated subsidiaries (the "Guarantor Subsidiary"). The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheet information as of June 30, 2011 and December 31, 2010, operations information for the three and six months ended June 30, 2011 and 2010 and cash flow information for the six months ended June 30, 2011 and 2010 for the Company, Lantheus Medical Imaging, Inc. (the "Issuer"), the Guarantor Subsidiary and the Company's other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of the Company in the Issuer, and the Company's investment in the Guarantor Subsidiary and Non-Guarantor Subsidiaries using the equity method of accounting.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Consolidating Balance Sheet Information

June 30, 2011

(in thousands)	Company	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$11,579	$—	$16,209	$—	$27,788
Accounts receivable, net	—	37,619	—	14,506	—	52,125
Intercompany accounts receivable	—	3,011	—	—	(3,011)	—
Inventory	—	12,627	—	5,544	—	18,171
Deferred tax assets	—	4,188	—	120	—	4,308
Income tax receivable	—	556	—	(344)	—	212
Other current assets	—	3,567	—	397	—	3,964

Total current assets	—	73,147	—	36,432	(3,011)	106,568
Property, plant and equipment, net	—	83,764	23,315	9,306	—	116,385
Capitalized software development costs	—	3,832	—	8	—	3,840
Goodwill	—	15,714	—	—	—	15,714
Intangibles, net	—	81,134	—	9,046	—	90,180
Deferred tax assets	—	89,161	—	—	—	89,161
Deferred financing costs	—	13,801	—	—	—	13,801
Investment in subsidiaries	(12,040)	66,637	—	—	(54,597)	—
Other long-term assets	—	34,784	—	197	—	34,981

Total assets	$(12,040)	$461,974	$23,315	$54,989	$(57,608)	$470,630

Liabilities and equity
Accounts payable	$—	$11,312	$—	$1,948	$—	$13,260
Intercompany accounts payable	—	—	—	3,011	(3,011)	—
Accrued expenses	—	20,377	—	3,171	—	23,548
Deferred revenue	—	4,789	—	930	—	5,719

Total current liabilities	—	36,478	—	9,060	(3,011)	42,527
Asset retirement obligation	—	4,499	—	121	—	4,620
Long-term debt, net of current portion	—	398,571	—	—	—	398,571
Deferred tax liability	—	—	—	1,066	—	1,066
Deferred revenue	—	1,335	—	—	—	1,335
Other long-term liabilities	—	33,131	—	1,420	—	34,551

Total liabilities	—	474,014	—	11,667	(3,011)	482,670
(Deficit) equity	(12,040)	(12,040)	23,315	43,322	(54,597)	(12,040)

Total liabilities and (deficit) equity	$(12,040)	$461,974	$23,315	$54,989	$(57,608)	$470,630

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Consolidating Balance Sheet Information

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Consolidating Operations Information

Three Months Ended June 30, 2011

(in thousands)	Company	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$76,649	$—	$19,417	$(7,788)	$88,278
License and other revenues	—	2,141	—	—	—	2,141

Total revenues	—	78,790	—	19,417	(7,788)	90,419
Cost of goods sold	—	78,606	—	16,627	(7,788)	87,445
Loss on firm purchase commitments	—	1,879	—	—	—	1,879

Gross profit	—	(1,695)	—	2,790	—	1,095
Operating expenses
General and administrative expenses	—	6,509	20	593	—	7,122
Sales and marketing expenses	—	9,444	—	1,258	—	10,702
Research and development expenses	—	10,061	—	281	—	10,342

Operating income (loss)	—	(27,709)	(20)	658	—	(27,071)
Interest expense	—	(10,511)	—	—	—	(10,511)
Interest income	—	—	—	78	—	78
Other income, net	—	445	—	—	—	445
Equity in earnings (losses) of affiliates	(22,313)	914	—	—	21,399	—

Income (loss) before income taxes	(22,313)	(36,861)	(20)	736	21,399	(37,059)
(Provision) benefit for income taxes	—	14,548	7	191	—	14,746

Net income (loss)	$(22,313)	$(22,313)	$(13)	$927	$21,399	$(22,313)

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Consolidating Operations Information

Three Months Ended June 30, 2010

(in thousands)	Company	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$68,954	$—	$18,876	$(8,155)	$79,675
License and other revenues	—	2,020	—	—	—	2,020

Total revenues	—	70,974	—	18,876	(8,155)	81,695
Cost of goods sold	—	35,130	—	15,888	(8,155)	42,863

Gross profit	—	35,844	—	2,988	—	38,832
Operating expenses
General and administrative expenses	—	6,547	20	568	—	7,135
Sales and marketing expenses	—	10,621	—	1,143	—	11,764
Research and development expenses	—	12,200	—	263	—	12,463

Operating income (loss)	—	6,476	(20)	1,014	—	7,470
Interest expense	—	(4,636)	—	—	—	(4,636)
Loss on early extinguishment of debt	—	(3,057)	—	—	—	(3,057)
Interest income	—	—	—	48	—	48
Other income, net	—	578	—	(127)	—	451
Equity in earnings (losses) of affiliates	86	903	—	—	(989)	—

Income (loss) before income taxes	86	264	(20)	935	(989)	276
(Provision) benefit for income taxes	—	(178)	7	(19)	—	(190)

Net income (loss)	$86	$86	$(13)	$916	$(989)	$86

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Consolidating Operations Information

Six Months Ended June 30, 2011

(in thousands)	Company	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$158,345	$—	$39,426	$(13,537)	$184,234
License and other revenues	—	4,304	—	—	—	4,304

Total revenues	—	162,649	—	39,426	(13,537)	188,538
Cost of goods sold	—	119,672	—	33,361	(13,537)	139,496
Loss on firm purchase commitments	—	1,879	—	—	—	1,879

Gross profit	—	41,098	—	6,065	—	47,163
Operating expenses
General and administrative expenses	—	13,925	40	1,289	—	15,254
Sales and marketing expenses	—	17,782	—	2,315	—	20,097
Research and development expenses	—	20,454	—	393	—	20,847

Operating income (loss)	—	(11,063)	(40)	2,068	—	(9,035)
Interest expense	—	(17,518)	—	—	—	(17,518)
Interest income	—	1	—	147	—	148
Other income, net	—	860	—	83	—	943
Equity in earnings (losses) of affiliates	(15,966)	2,197	—	—	13,769	—

Income (loss) before income taxes	(15,966)	(25,523)	(40)	2,298	13,769	(25,462)
(Provision) benefit for income taxes	—	9,557	14	(75)	—	9,496

Net income (loss)	$(15,966)	$(15,966)	$(26)	$2,223	$13,769	$(15,966)

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Consolidating Operations Information

Six Months Ended June 30, 2010

(in thousands)	Company	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$135,892	$—	$38,143	$(15,572)	$158,463
License and other revenues	—	4,104	—	—	—	4,104

Total revenues	—	139,996	—	38,143	(15,572)	162,567
Cost of goods sold	—	69,628	—	31,638	(15,572)	85,694

Gross profit	—	70,368	—	6,505	—	76,873
Operating expenses
General and administrative expenses	—	13,354	40	1,232	—	14,626
Sales and marketing expenses	—	20,750	—	2,322	—	23,072
Research and development expenses	—	22,630	—	492	—	23,122

Operating income (loss)	—	13,634	(40)	2,459	—	16,053
Interest expense	—	(7,136)	—	—	—	(7,136)
Loss on early extinguishment of debt	—	(3,057)	—	—	—	(3,057)
Interest income	—	1	—	81	—	82
Other income, net	—	519	—	(629)	—	(110)
Equity in earnings (losses) of affiliates	3,420	1,577	—	—	(4,997)	—

Income (loss) before income taxes	3,420	5,538	(40)	1,911	(4,997)	5,832
(Provision) benefit for income taxes	—	(2,118)	14	(308)	—	(2,412)

Net income (loss)	$3,420	$3,420	$(26)	$1,603	$(4,997)	$3,420

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information

Six Months Ended June 30, 2011

	Company	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$600	$4,447	$—	$1,628	$(600)	$6,075

Cash flows from investing activities
Asset Acquisition
Capital expenditures	—	(5,079)	—	(127)	—	(5,206)
Proceeds from dividend	149,400	—	—	—	(149,400)	—

Cash provided by (used in) investing activities	149,400	(5,079)	—	(127)	(149,400)	(5,206)

Cash flows from financing activities
Proceeds from issuance of debt, net	—	152,250	—	—	—	152,250
Consent solicitation fee	—	(3,750)	—	—	—	(3,750)
Payments on term loan	—	—	—	—	—	—
Payments of deferred financing costs	—	(5,368)	—	—	—	(5,368)
Payment of dividend	(150,000)	(150,000)	—	—	150,000	(150,000)

Cash used in financing activities	(150,000)	(6,868)	—	—	150,000	(6,868)

Effect of foreign exchange rate on cash	—	—	—	781	—	781

Increase in cash and cash equivalents	—	(7,500)	—	2,282	—	(5,218)
Cash and cash equivalents, beginning of period	—	19,079	—	13,927	—	33,006

Cash and cash equivalents, end of period	$—	$11,579	$—	$16,209	$—	$27,788

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information

Six Months Ended June 30, 2010

	Company	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$65,698	$10,682	$—	$4,042	$(67,780)	$12,642

Cash flows from investing activities
Capital expenditures	—	(3,292)	—	(879)	—	(4,171)
Proceeds from dividend	98,078	—	—	—	(98,078)	—
Asset acquisitions	—	(215)	—	—	—	(215)

Cash provided by (used in) investing activities	98,078	(3,507)	—	(879)	(98,078)	(4,386)

Cash flows from financing activities
Proceeds from issuance of debt, net	—	243,658	—	—	—	243,658
Payments on term loan	—	(93,649)	—	—	—	(93,649)
Payments of deferred financing costs	—	(2,370)	—	—	—	(2,370)
Payment of dividend	(163,776)	(163,776)	—	(2,082)	165,858	(163,776)

Cash (used in) provided by financing activities	(163,776)	(16,137)	—	(2,082)	165,858	(16,137)

Effect of foreign exchange rate on cash	—	—	—	46	—	46

(Decrease)Increase in cash and cash equivalents	—	(8,962)	—	1,127	—	(7,835)
Cash and cash equivalents, beginning of period	—	21,505	—	9,975	—	31,480

Cash and cash equivalents, end of period	$—	$12,543	$—	$11,102	$—	$23,645

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

16. Subsequent Events

Inventory

        The Company relies on Ben Venue Laboratories, Inc. ("BVL") as the sole source manufacturer for DEFINITY, Neurolite and certain TechneLite accessories. The Company also relies on BVL for a majority of our Cardiolite supply. In July 2010, BVL temporarily shut down the facility where they manufacture products, for a number of customers, including the Company, in order to upgrade the facility to meet certain regulatory requirements. BVL had previously planned for the shutdown to run through March 2011 and to resume production of the Company's products in April 2011. In anticipation of the shutdown, BVL manufactured for the Company additional inventory of these products to meet the Company's expected needs during this shutdown period. BVL has now indicated that it is planning to resume production of the Company's products in the third quarter of 2011 and the Company will have finished product that we could ship to the Company's customers in the fourth quarter of 2011. Based upon this scheduled return to service, the Company anticipates that the inventory of Neurolite in certain parts of Asia and of Cardiolite in certain parts of Northern Europe will be exhausted in the third quarter of 2011. However, there can be no assurance that BVL's facility will resume production of the Company's products as currently contemplated. In addition, even when BVL returns to service, it is possible that absent special circumstances, regulatory authorities may prohibit the Company from marketing products manufactured by BVL in certain countries. In the event the shutdown persists beyond the third quarter of 2011 or regulatory authorities prohibit the marketing of certain BVL manufactured products in certain jurisdictions, further product lines and regions could be affected based on forecasted sales, which would have an adverse effect on the Company's results of operations until production resumes.

        In addition, as a result of recent FDA inspections of BVL and of the Company's own facilities in North Billerica, MA, the Company filed a field alert and has begun to initiate recall activities in connection with at least six lots of Cardiolite and Neurolite manufactured for the Company by BVL prior to the shutdown. Although there have been no significant changes in product safety risk profiles with relatively stable adverse event rates being reported and although the rates of serious adverse medical events have not changed significantly and are rare for these products, the Company's medical risk assessment determined that there was a theoretical risk to patients associated with the injection of product from these lots because of the identification of certain particulate matter in a limited number of vials from these lots, which was introduced during the BVL manufacturing process. The Company is currently evaluating the balance of the Company's existing inventory to assure that it meets the standards required for use, and the Company has implemented a number of additional internal procedures to further enhance the Company's quality systems. As a result of these intended recall activities, the Company may have financial obligations to certain of the Company's customers and distributors, for products for which they have previously paid for and cannot use, for which the Company may seek reimbursement from BVL and insurance coverage from the Company's relevant insurer. The Company is in the process of quantifying these financial obligations. In addition, the Company's evaluation of the balance of its existing inventory could identify further lots that may need to be recalled with possible additional financial obligations. These intended recall activities, and any necessary future recalls, could result in decreased future demand for the Company's products which could have a material adverse effect on the Company's business and results of operations. In addition, depending upon the magnitude of these financial obligations, if the Company is unable to obtain adequate reimbursement and insurance coverage in connection with these recalled lots, the Company's financial condition and cash flows could also be adversely affected.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

16. Subsequent Events (Continued)

Regulatory

        In September 2010, the Company filed a supplemental New Drug Application with the U.S. Food and Drug Administration ("FDA") for label expansion to include DEFINITY's use in exercise and pharmacological stress in addition to the rest echocardiography procedures for which we are already approved. The FDA has recently provided the Company with a Complete Response Letter that informed the Company that while the FDA will allow further DEFINITY label modification, it will not approve DEFINITY's use in stress procedures without an additional Phase 4 clinical study. To obtain the stress indication, the Company would have to fund and conduct an additional clinical study, and the results of clinical studies are not certain. The Company is currently evaluating the regulatory, clinical development and financial implications of the FDA's response.

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

  •
  adverse business and financial consequences of our intended recall of lots of Cardiolite and Neurolite;

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

  •
  our inability to introduce new products and adapt to changing technology and diagnostic landscape, such as the much slower than anticipated market acceptance of Ablavar;

  •
  our exposure to product liability claims and environmental liability, including with respect to our intended recall of lots of Cardiolite and Neurolite;

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

  •
  costs and other risks associated with the Sarbanes-Oxley Act of 2002 and Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

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

        The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as the other factors described in "Risk Factors" under Part II—Item 1A of this report and the information provided in our Annual Report on Form 10-K.

Overview

        We are a worldwide leader in diagnostic medical imaging. We develop, manufacture, distribute and sell innovative diagnostic medical imaging products on a global basis that assist in the diagnosis of heart, vascular and other diseases using nuclear imaging, ultrasound and MRI technologies. We also have a robust clinical and preclinical development program of next-generation and first-in-class products that use PET and MRI technologies. We believe that our products offer significant benefits to patients, healthcare providers and the overall healthcare system. As a result of more accurate diagnostic information, we believe our products allow healthcare providers to make more informed patient care decisions, potentially improving outcomes, reducing patient risk and decreasing costs for payors and the entire healthcare system.

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

        The following table sets forth our revenue derived from our principal products:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	%	2010	%	2011	%	2010	%
Cardiolite	$19.1	21	$17.5	21	$41.8	22	$38.5	24
TechneLite	31.6	35	24.7	30	67.5	36	47.1	29
DEFINITY	17.3	19	15.2	19	33.5	18	29.1	18
Other	22.4	25	24.3	30	45.7	24	47.9	29

Total revenues	$90.4	100	$81.7	100	$188.5	100	$162.6	100

Executive Overview

        The following have impacted our results in the three and six months ended June 30, 2011:

  •
  The continued increase in sales of TechneLite generators to the market following the return of a normal Moly supply in September 2010;

  •
  DEFINITY's continued ramp up of sales as a result of the product's relaunch in June 2008;

  •
  continued generic competition to Cardiolite;

  •
  limited Ablavar revenues to offset costs related to the launch of the product;

  •
  action taken on June 30, 2011 to reduce the Company's work force in an effort to reduce costs and increase operating efficiency.

        We expect the trends noted above to continue for the remainder of 2011. We also expect our research and development expenses to increase during 2011 as we begin our Phase III clinical trial for flurpiridaz F-18. The trends noted above may be impacted by the timing of the return to service of the manufacturing facility at Ben Venue Laboratories and ongoing product recalls.

        We rely on Ben Venue Laboratories, Inc. ("BVL") as the sole source manufacturer for DEFINITY, Neurolite and certain of our TechneLite accessories. We also rely on BVL for a majority of our Cardiolite supply. In July 2010, BVL temporarily shut down the facility where they manufacture products for a number of customers, including us, in order to upgrade the facility to meet certain regulatory requirements. BVL had previously planned for the shutdown to run through March 2011 and to resume production of our products in April 2011. In anticipation of the shutdown, BVL manufactured for us additional inventory of these products to meet our expected needs during this shutdown period. BVL has now indicated that it is planning to resume production of our products in the third quarter of 2011 and we will have finished product that we could ship to our customers in the fourth quarter of 2011. Based upon this scheduled return to service, we anticipate that the inventory of Neurolite in certain parts of Asia and of Cardiolite in certain parts of Northern Europe will be exhausted in the third quarter of 2011. However, there can be no assurance that BVL's facility will resume production of our products as currently contemplated. In addition, even when BVL returns to service, it is possible that absent special circumstances, regulatory authorities may prohibit us from marketing products manufactured by BVL in certain countries. In the event the shutdown persists beyond the third quarter of 2011 or regulatory authorities prohibit the marketing of certain BVL manufactured products in certain jurisdictions, further product lines and regions could be affected based on forecasted sales, which would have an adverse effect on our results of operations until production resumes.

        In addition, as a result of recent FDA inspections of BVL and of our own facilities in North Billerica, MA, we filed a field alert and have begun to initiate recall activities in connection with at least six lots of Cardiolite and Neurolite manufactured for us by BVL prior to the shutdown. Although there have been no significant changes in product safety risk profiles with relatively stable adverse event rates being reported and although the rates of serious adverse medical events have not changed significantly and are rare for these products, our medical risk assessment determined that there was a theoretical risk to patients associated with the injection of product from these lots because of the identification of certain particulate matter in a limited number of vials from these lots, which was introduced during the BVL manufacturing process. We are currently evaluating the balance of our existing inventory to assure that it meets the standards required for use, and we have implemented a number of additional internal procedures to further enhance our quality systems. As a result of these intended recall activities, we may have financial obligations to certain of our customers and distributors, for products for which they have previously paid for and cannot use, for which we may seek reimbursement from BVL and insurance coverage from our relevant insurer. We are in the process of quantifying these financial obligations. In addition, our evaluation of the balance of our existing inventory could identify further lots that may need to be recalled with possible additional financial obligations. These intended recall activities, and any necessary future recalls, could result in decreased future demand for our products which could have a material adverse effect on our business and results of operations. In addition, depending upon the magnitude of these financial obligations, if we are unable to obtain adequate reimbursement and insurance coverage in connection with these recalled lots, our financial condition and cash flows could also be adversely affected. See Part II—Item 1A. "Risk Factors" for additional detail.

        We performed an analysis of our expected future sales based on an updated sales forecast using second quarter actual results and forecasted sales of our Ablavar product at June 30, 2011 and recorded an inventory write-down to cost of goods sold of $13.5 million of Ablavar inventory, which represents the cost of Ablavar finished good product and API that we do not currently believe we will be able to sell prior to its expiration. We also evaluated our expected sales forecast for Ablavar in consideration of our supply agreement for API. Based on the updated sales forecast, coupled with the aggregate six-year shelf life of API and finished goods, we currently believe that we will not be able to sell all of the committed supply. As a result, we recorded a reserve of $1.9 million for the loss associated with the portion of the committed purchases of Ablavar product that we do not believe we will be able to sell prior to expiry. In addition, we determined that the write down of Ablavar inventory represented an event that warranted assessment of the Ablavar intangible asset for its recoverability and concluded that the asset was not recoverable and recorded in cost of goods sold in the U.S. segment an impairment charge of $23.5 million to adjust the carrying value to its fair value of zero. Both the inventory write-down and the intellectual property asset impairment are recorded as cost of goods sold in the accompanying statements of operations. In the event that we do not meet our sales expectations for Ablavar or cannot sell the product we have committed to purchase prior to its expiration, we could incur additional inventory losses and/or losses on our purchase commitments.

Results of Operations

Revenues

        Revenues are summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	Change $	Change %	2011	2010	Change $	Change %
United States
Cardiolite	$11.8	$11.3	$0.5	4%	$27.1	$25.2	$1.9	8%
TechneLite	27.2	21.7	5.5	25	58.4	41.5	16.9	41
DEFINITY	17.0	15.0	2.0	14	32.9	28.5	4.4	15
Other currently marketed products	9.6	10.8	(1.2)	(11)	19.9	20.1	(0.2)	(1)

Total US product revenue	65.6	58.8	6.8	12	138.3	115.3	23.0	20
License and other revenues	2.1	2.0	0.1	6	4.3	4.1	0.2	5

Total US revenues	$67.7	$60.8	$6.9	11%	$142.6	$119.4	$23.2	19%

International
Cardiolite	$7.3	$6.2	$1.1	18%	$14.7	$13.3	$1.4	10%
TechneLite	4.4	3.0	1.4	44	9.1	5.6	3.5	62
DEFINITY	0.3	0.2	0.1	17	0.6	0.6	—	(3)
Other currently marketed products	10.7	11.5	(0.8)	(6)	21.5	23.7	(2.2)	(9)

Total International product revenue	22.7	20.9	1.8	9	45.9	43.2	2.7	6
License and other revenues	—	—	—	—	—	—	—	—

Total International revenues	$22.7	$20.9	$1.8	9%	$45.9	$43.2	$2.7	6%

Product revenue	$88.3	$79.7	$8.6	11%	$184.2	$158.5	$25.7	16%
License and other revenue	2.1	2.0	0.1	6	4.3	4.1	0.2	5

Total revenue	$90.4	$81.7	$8.7	11%	$188.5	$162.6	$25.9	16%

        For the three months ended June 30, 2011 compared to the same period for 2010, revenues in the United States and International increased $6.9 million and $1.8 million, respectively. For the six months ended June 30, 2011 compared to the same period for 2010, revenues in the United States and International increased $23.2 million and $2.7 million, respectively. The return of global Moly availability following the outage of the NRU reactor in Chalk River, Ontario, from May 2009 until August 2010 was a primary contributor of increased TechneLite revenues in the United States. Revenues also increased in the United States for DEFINITY due to its continuing ramp up after a relaunch in June 2008 and for Xenon due mostly to an increase in price. We also experienced lower Thallium revenues as customers returned to technetium-based studies.

        In International, the primary contributing factors for the increase were foreign exchange rates and higher TechneLite revenues due to an increase in global Moly availability following the NRU reactor outage. This increase was partially offset by our decreased Thallium revenues.

Rebates, Discounts and Allowances

        Estimates for rebates, discounts and allowances represent our estimated obligations under contractual arrangements with third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction to product revenue and the establishment of a liability which is included in accrued expenses in the accompanying consolidated balance sheets. These rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs for certain products, administration fees of group purchasing organizations and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third party's buying patterns and the resulting applicable contractual rebate or commission rate(s) to be earned over a contractual period.

        Revenue reserves are categorized as rebates or allowances. An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates	Allowances	Total
Balance, as of January 1, 2010	$427	$41	$468
Current provisions relating to revenues in current year	3,072	555	3,627
Adjustments relating to prior years estimate	—	—	—
Payments/credits relating to revenues in current year	(2,171)	(454)	(2,625)
Payments/credits relating to revenues in prior years	(418)	(41)	(459)

Balance, as of December 31, 2010	910	101	1,011
Current provisions relating to revenues in current year	1,846	262	2,108
Adjustments relating to prior years estimate	(119)	—	(119)
Payments/credits relating to revenues in current year	(1,079)	(234)	(1,313)
Payments/credits relating to revenues in prior years	(441)	(101)	(542)

Balance, as of June 30, 2011	$1,117	$28	$1,145

        Sales rebates and other accruals were approximately $1.1 million and $910,000 at June 30, 2011 and December 31, 2010, respectively. The increase in the provision resulted principally from the addition of contracts with rebate rights in the second half of 2010.

        In October 2010, we entered into a Medicaid Drug Rebate Agreement for certain of our products which did not have a material impact on our results of operations. If the demand for these products through the Medicaid program increases in the future, our rebates associated with this program could increase and could have a material impact on future results of operations.

Costs of Goods Sold

        Cost of goods sold consists of manufacturing, distribution, definite lived intangible asset amortization and other costs related to our commercial products. In addition, it includes the write off of excess and obsolete inventory.

        Cost of goods sold is summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	Change $	Change %	2011	2010	Change $	Change %
United States	$75.8	$30.2	$45.6	151%	$114.0	$58.7	$55.3	94%
International	13.5	12.7	0.8	6	27.4	27.0	0.4	1

Total Cost of Goods Sold	$89.3	$42.9	$46.4	108%	$141.4	$85.7	$55.7	65%

        For the three months ended June 30, 2011 compared to the same period for 2010, cost of goods sold in the United States increased $45.6 million. The primary contributing factors to the increase were charges resulting from an assessment of future Ablavar sales, on-hand inventory shelf-life, committed supply and an impairment of the Ablavar patent portfolio intangible asset. We currently believe that we will not be able to sell a portion of future committed supply purchases of Ablavar product and a portion of on-hand inventory prior to its expiration. As a result, we recorded inventory and loss contract reserves. Additionally, the assessment determined that the Ablavar patent portfolio intangible asset was not recoverable and thus an impairment was recorded to write the intangible asset down to its fair value of zero. The total impact included in Cost of Goods Sold of the inventory reserve, the loss contract reserve and the intangible impairment was $38.9 million. We also incurred higher costs related to an increase in TechneLite volume due to an increase in global Moly availability following the outage of the NRU reactor in Chalk River, Ontario.

        For the three months ended June 30, 2011 compared to the same period for 2010, cost of goods sold in our International segment increased $0.8 million largely due to higher Cardiolite manufacturing cost and volume partially offset by lower product manufacturing costs associated with our other products.

        For the six months ended June 30, 2011 compared to the same period for 2010, cost of goods sold in the United States increased $55.3 million. The primary contributing factors to the increase were the Ablavar charges described above of $38.9 million. Additionally, we incurred higher costs related to an increase in TechneLite volume due to an increase in global Moly availability following the outage of the NRU reactor in Chalk River, Ontario. Increases in Thallium costs also occurred as a result of lower International volume, the effect of which burdens the United States with a greater share of manufacturing overhead expenses. We also experienced higher Neurolite costs on higher volume coupled with higher manufacturing costs.

        For the six months ended June 30, 2011 compared to the same period for 2010, cost of goods sold in our International segment increased $0.4 million mostly due to increased Cardiolite volumes and higher manufacturing costs. This increase was partially offset by lower Thallium costs as a result of lower volumes.

Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	Change $	Change %	2011	2010	Change $	Change %
United States	$(8.1)	$30.6	$(38.7)	(126)%	$28.7	$60.8	$(32.1)	(53)%
International	9.2	8.2	1.0	12	18.5	16.1	2.4	15

Total Gross Profit	$1.1	$38.8	$(37.7)	(97)%	$47.2	$76.9	$(29.7)	(39)%

        For the three months ended June 30, 2011 compared to the same period for 2010, gross profit in the United States decreased $38.7 million. The primary contributing factor was the $38.9 million gross profit impact arising from the Ablavar matter previously discussed. We also experienced a decrease in Thallium gross profit as a result of decreased revenues. Partially offsetting these decreases was an increase in profit contributed by DEFINITY as demand continues to increase subsequent to the relaunch of the product and higher profit from Xenon due to an increase in price. For the three months ended June 30, 2011, excluding the impact of the $38.9 million Ablavar related charges included in cost of goods sold, gross profit in the United States would have been $30.8 million.

        For the three months ended June 30, 2011 compared to the same period for 2010, gross profit in our International segment increased $1.0 million largely due to an increase in TechneLite profit following the return to normal Moly supply and decreased product manufacturing costs. Offsetting part of the increase was a decrease in Thallium profit due to lower volume.

        For the six months ended June 30, 2011 compared to the same period for 2010, gross profit in the United States decreased $32.1 million. The primary contributing factor was the $38.9 million gross profit impact arising from the Ablavar matter previously discussed. We also experienced a decrease in Thallium gross profit due to decreased revenues and a decrease in Neurolite gross profit relating to higher manufacturing costs. These decreases were partially offset by an increase in TechneLite profit due to the return to normal Moly supply and higher profit contributed by DEFINITY as demand continues to increase subsequent to the relaunch of the product. Additionally, we experienced higher profit from Xenon due to an increase in price and from Cardiolite due to higher sales. For the six months ended June 30, 2011, excluding the impact of the $38.9 million Ablavar related charges included in cost of goods sold, gross profit in the United States would have been $67.6 million.

        For the six months ended June 30, 2011 compared to the same period for 2010 gross profit in our International segment increased $2.4 million largely due to an increase in TechneLite profit following the return to normal Moly supply and decreased product manufacturing costs. Offsetting part of the increase was a decrease in Thallium profit due to lower volume.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	Change $	Change %	2011	2010	Change $	Change %
United States	$9.3	$10.4	$(1.1)	(11)%	$17.4	$20.5	$(3.1)	(15)%
International	1.4	1.4	—	4	2.7	2.6	0.1	2

Total Sales and Marketing	$10.7	$11.8	$(1.1)	(9)%	$20.1	$23.1	$(3.0)	(13)%

        Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, business development, and customer service functions. Other costs in sales and marketing expense include the development and printing of advertising and promotional material for promoted products, professional services, market research, and sales meetings.

        For the three months ended June 30, 2011, we incurred $1.1 million less than the three months ended June 30, 2010. The decrease was primarily related to no longer using a contracted sales force to support Ablavar, as Ablavar is now completely supported by our internal sales force after a sales force reorganization during the fourth quarter of 2010.

        For the six months ended June 30, 2011, we incurred $3.0 million less than the six months ended June 30, 2010. The decrease was primarily related to lower salaries, benefits, and other employee related costs due to a non-recurring reduction of stock compensation from the expiration of a liability award; no longer using a contracted sales force to support Ablavar, as Ablavar is now completely supported by our internal sales force after a sales force reorganization during the fourth quarter of 2010.

        As noted in "Critical Accounting estimates" on page 38, for the quarter ended June 30, 2011, our critical estimates included estimates related to what we believe to be our portion of the fee payable to the Federal Government by Pharmaceutical Manufacturers pursuant to the 2010 Health Care Act § 9008 as amended by 2010 Reconciliation Act § 1404. We based this estimate on a preliminary invoice received from regulatory authorities and our assumptions that we believe are reasonable. We expect to receive a final invoice from the regulatory authority later in 2011, and the final invoice may differ from this estimate.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	Change $	Change %	2011	2010	Change $	Change %
United States	$6.5	$6.6	$(0.1)	(2)%	$14.0	$13.4	$0.6	4%
International	0.6	0.5	0.1	47	1.3	1.2	0.1	5

Total General and Administrative	$7.1	$7.1	$0.0	1%	$15.3	$14.6	$0.7	4%

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

        Overall spending was flat for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. In United States, lower compensation expenses were offset, in part, with higher legal expenses primarily related to an insurance business interruption claim.

        The increase for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily attributable to increased United States legal costs related primarily to an insurance business interruption claim.

        Although the action taken on June 30, 2011 to reduce the Company's work force in an effort to reduce costs and increase operating efficiency did not have a material impact to the results of the quarter ended June 30, 2011 due to the timing of the action, we believe the actions will result in approximately $7 million in annualized savings on a prospective basis.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	Change $	Change %	2011	2010	Change $	Change %
United States	$10.0	$12.2	$(2.2)	(17)%	$20.4	$22.6	$(2.2)	(10)%
International	0.3	0.3	—	7	0.4	0.5	(0.1)	(20)

Total Research and Development	$10.3	$12.5	$(2.2)	(17)%	$20.8	$23.1	$(2.3)	(10)%

        For the three and six months ended June 30, 2011 compared to the same periods in 2010, the decrease in research and development expense was primarily due to the timing of clinical activity related to our flurpiridaz F-18 program. During the first half of 2011, we were in the planning and preparation stage for our flurpiridaz F-18 Phase III trial. We enrolled our first patient in the flurpiridaz F-18 Phase III clinical trial near the end of the second quarter, as compared to the same period in 2010, when we had costs related to multiple clinical trials, primarily the flurpiridaz F-18 Phase II clinical trial in which we enrolled our last patient in the second quarter of 2010 and our DEFINITY Phase IV clinical trial. This reduction of clinical activity during the first half of 2011 compared to 2010 caused our research and development spending to decrease due to reductions in clinical program support mostly in purchases of drug products, lab supplies, lower clinical site monitoring costs and consultants. In addition, our independent medical education costs were also lower due to the timing of services which were offset by increased compensation costs as part of a reduction in workforce and pharmacovigilance services in support of regulatory inspections.

        During the second quarter of 2011, we initiated our flurpiridaz F-18 Phase III trial with enrollment of our first patient. We also released results from our flurpiridaz F-18 Phase II trial. The findings from the Phase II trial demonstrated PET myocardial perfusion imaging ("MPI") with flurpiridaz F-18 provided superior image quality, diagnostic certainty and diagnostic performance for detecting coronary artery disease ("CAD") compared to single photon emission computed tomography MPI, the current standard for the non-invasive detection of CAD, while also demonstrating a positive safety profile.

        We anticipate that our research and development expenses for the balance of 2011 will primarily relate to the support of our flurpiridaz F-18 Phase III trial.

Other Income (Expense), Net

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	Change $	Change %	2011	2010	Change $	Change %
Interest Expense	$(10.5)	$(4.6)	$(5.9)	(127)%	$(17.5)	$(7.1)	$(10.4)	(145)%
Loss on early extinguishment of debt	—	(3.1)	3.1	100	—	(3.1)	3.1	100
Interest Income	0.1	0.1	—	62	0.1	0.1	—	80
Other Income, Net	0.4	0.4	—	61	1.0	(0.1)	1.1	961

Total Other Income (Expense), net	$(10.0)	$(7.2)	$(2.8)	(39)%	$(16.4)	$(10.2)	$(6.2)	(60.8)%

Interest Expense

        For the three and six months ended June 30, 2011 compared to the same period in 2010, interest expense increased by $5.9 million and $10.4 million, respectively, as a result of the issuance of our Notes in May 2010 and March 2011. Although the Notes bear a fixed interest rate of 9.75% which is currently higher than the LIBOR-based floating rate of the obligation that was paid off in May 2010 would have been had such obligation still been outstanding, the after tax weighted cost of capital of Holdings and us on a combined basis is lower than prior to the issuance of the Notes. The proceeds from the Existing Notes were utilized to repay the then existing debt in full and to pay a dividend to Holdings to allow it to repay its then outstanding demand note and to redeem a portion of its Series A Preferred Stock at the accreted value. The proceeds from the New Notes were utilized to pay a dividend to Holdings to allow it to fully redeem the balance of its Series A Preferred Stock and to pay a dividend to the holders of its common securities and stock options. See Note 10, "Financing Arrangements" to our unaudited consolidated financial statements.

Interest Income

        For the three and six months ended June 30, 2011, compared to the same period in 2010, interest income remained flat.

Other Income, net

        For the three months ended June 30, 2011, compared to the same period in 2010, other income, net remained flat. For the six months ended June 30, 2011, compared to the same period in 2010, other income increased as a result of the tax indemnification and favorable foreign currency exchange.

Provision for Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	Change $	Change %	2011	2010	Change $	Change %
Benefit (provision) for income taxes	$14.7	$(0.2)	14.9	7,863%	$9.5	$(2.4)	$11.9	494%

        For the three and six months ended June 30, 2011, compared to the same period in 2010, benefit for income taxes increased due to the recognition of additional deferred taxes based on current period losses, due primarily to the impairment of Ablavar intangible assets and write-down of Ablavar inventory.

Liquidity and Capital Resources

Cash Flows

        The following table provides information regarding our cash flows:

	Six Months Ended June 30,
(dollars in thousands)	2011	2010	$ Change
Cash provided by (used in):
Operating activities	$6,075	$12,642	$(6,567)
Investing activities	$(5,206)	$(4,386)	$(820)
Financing activities	$(6,868)	$(16,137)	$9,269

Net Cash Provided by Operating Activities

        Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash provided by operating activities is primarily driven by our earnings and changes in working capital. The decrease in cash provided by operating activities for the six months ended June 30, 2011 as compared to 2010 was primarily driven by decreases in liabilities and increases in inventory.

Net Cash Used in Investing Activities

        Net cash used in investing activities in the three and six months ended June 30, 2011 and 2010 primarily reflect the purchase of property and equipment.

Net Cash Used in Financing Activities

        Since 2010, our primary source of cash flows from financing activities has been the proceeds from the issuance of our Notes. Going forward, we expect our primary source of cash flows from financing activities to be further issuances of securities or other financing arrangements into which we may enter. Our primary historical uses of cash in financing activities are principal payments on our term loan and line of credit as well as dividends to Holdings, our parent. On March 21, 2011, we issued an additional $150.0 million of Notes. The net proceeds of these Notes were used to pay a dividend to Holdings, which utilized the dividend to redeem its Series A Preferred Stock at the accreted value of $44.0 million and to pay a $106.0 million dividend to the holders of its common securities and stock options.

Sources of Liquidity

        In connection with the May 10, 2010 refinancing, we entered into a $42.5 million revolving credit facility (the "Facility") with the ability to request the lenders to increase the Facility by an additional amount of up to $15.0 million at the discretion of the lenders. In March 2011, we received the consent of the lenders under the Facility to amend the agreement. Interest on the Facility will be at either LIBOR plus 3.75% or the Reference Rate (as defined in the Credit Agreement) plus 2.75%. The Facility expires on May 10, 2014, at which time all outstanding borrowings are due and payable. At June 30, 2011, we had $42.5 million of borrowing availability under the Facility.

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

        The Notes contain certain covenants of us and the guarantors that limit the payments of dividends, incurrence of additional indebtedness and guarantees, issuance of disqualified stock and preferred stock, transactions with affiliates and a merger, consolidation or sale of all or substantially all of our assets. As of June 30, 2011, we were in compliance with all applicable covenants. In addition, our Facility requires us to comply with financial covenants, including a total leverage ratio and interest coverage ratio, beginning with the quarter ended March 31, 2011, as well as limitations on the amount of capital expenditures. The financial ratios are determined by our EBITDA as defined in the Facility ("Facility EBITDA"). The total leverage ratio is the financial covenant that is currently the most restrictive, which requires Lantheus Intermediate and its Subsidiaries (as defined in the Facility) to maintain a leverage ratio of 5.50 to 1.00 for each of the first two fiscal quarters in 2011, 5.25 to 1.00 in the third fiscal quarter of 2011, 5.00 to 1.00 in the last fiscal quarter of 2011, 4.75 to 1.00 for the first fiscal quarter in 2012, 4.50 to 1.00 for the second and third fiscal quarter in 2012, 4.25 to 1.00 for the last fiscal quarter in 2012 and the first three fiscal quarters in 2013 and 3.75 to 1.00 thereafter. The interest coverage ratio requires Lantheus Intermediate and its Subsidiaries (as defined in the Facility) to have a coverage ratio of 1.75 to 1.00 for the first three fiscal quarters in 2011, 2.00 to 1.00 for the last fiscal quarter of 2011 and the first fiscal quarter in 2012, 2.15 to 1.00 for the second and third fiscal quarter of 2012 and 2.25 to 1.00 thereafter. Although we believe that our anticipated Facility EBITDA amounts will be sufficient such that we will be in compliance with our financial covenants, if our upcoming quarterly earnings are not sufficient, we could be in violation of the leverage ratio covenant.

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

        We entered into an inventory supply agreement with Covidien in connection with the launch of Ablavar. This agreement has a future minimum quarterly purchase commitment ranging from $6.3 million to $7.5 million through September 2012. At June 30, 2011, the total of this remaining minimum purchase commitment was approximately $33.8 million. Accordingly, significant cash outflows will be required during the term of this purchase commitment and for costs incurred in connection with the product launch, with limited cash inflows from Ablavar until market penetration increases further. We believe that we will be able meet this obligation as a result of our expected increase in results of operations and cash flows, which we believe will result from continued increases in the sale of DEFINITY, which continues to experience market growth approaching sales levels prior to the boxed warning, increase in the sales of TechneLite resulting from the now normalized and sustained Moly supply, increase in the sales of Ablavar as we continue our U.S. launch of the product and the anticipated continued strong position of Cardiolite products. In the event that we do not meet our sales expectations for Ablavar or cannot sell the product we are committed to purchase prior to expiration, we could incur additional inventory losses. In addition, while the loss of gross profit due to the global Moly shortage did have a detrimental impact on our cash flows and results of operations, we continued to generate positive cash flows from operations during the period of the Moly shortage and we did not make any significant changes to our strategic initiatives as a result of the shortage. We are continuing to review with Covidien our manufacturing arrangements and if we negotiate a further amendment to the agreement or otherwise modify our relationship in order to further reduce or eliminate the remaining purchase minimums, or if we agree to a consensual termination of the agreement, we could incur additional costs, the magnitude of which we cannot currently estimate.

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

  •
  the costs and financial consequences of our product recall of lots of Cardiolite and Neurolite;

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

        As of June 30, 2011, we had $27.8 million of cash and cash equivalents. Based on our current operating plans, we believe that our existing cash and cash equivalents, results of our operations and our borrowing capacity under the Facility will be sufficient to continue to fund our liquidity requirements for at least the next twelve months.

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, certain suppliers, contingent royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. The following table summarizes our contractual obligations as of June 30, 2011:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Debt obligations (principal)	$400,000	$—	$—	$—	$400,000
Interest on debt obligations	234,000	39,000	78,000	78,000	39,000
Operating leases(1)	4,956	1,023	1,892	1,120	921
Purchase obligations(2)	174,093	83,615	90,478	—	—
Asset retirement obligation	4,620	—	—	—	4,620
Other long-term liabilities(3)	34,551		—	—	34,551

Total contractual obligations	$852,220	$123,638	$170,370	$79,120	$479,092

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

Critical Accounting Estimates

        The discussion and analysis of our financial position and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and related allowances, inventory, impairments of long-lived assets including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, valuation of investments, research and development expenses, contingencies and litigation, and share-based payments. For the quarter ended June 30, 2011, our critical estimates included estimates related to what we believe to be our portion of the fee payable to the Federal Government by Pharmaceutical Manufacturers pursuant to ASU 2010-027. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

        Please read Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of our critical accounting estimates. There have been no material changes to our critical accounting policies in the six months ended June 30, 2011.

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

Interest Rate Risk

        We are subject to interest rate risk in connection with our Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of June 30, 2011, there was no amount outstanding under our Facility. Any increase in the interest rate under our Facility will have a negative impact on our future earnings, depending on the outstanding balance of our Facility during the respective period.

Foreign Currency Risk

        We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the six months ended June 30, 2011 and 2010, the net impact of foreign currency changes on transactions was a gain of $102,000 and a loss of $662,000, respectively. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

        Gross margins of products we manufacture at our U.S. plants and sell in currencies other than the U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on total revenue for each of the six month periods ended June 30, 2011 and 2010 was 25.0% and 47.3%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the six months ended June 30, 2011, we estimate our gross margin on total sales would have been 25.0%, 25.1% and 25.2%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the six months ended June 30, 2010, we estimate our gross margin on total net product sales would have been 47.3%, 47.6% and 47.9%, respectively.

        In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar (in which we report our consolidated financial results); our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar.

        If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales and net income for the six months ended June 30, 2011 would have been impacted by approximately the following amounts:

	Approximate Decrease in Net Revenue	Approximate Decrease in Net Income
	(dollars in thousands)
1%	$(324)	$(14)
5%	(1,618)	(70)
10%	(3,235)	(140)

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

Changes in Internal Control Over Financial Reporting

        There have been no changes during the quarter ended June 30, 2011 in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Except as noted above, as of June 30, 2011, we had no material ongoing litigation, regulatory or other proceeding and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

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

        We obtain a substantial portion of our products from third party suppliers. We rely on sole source manufacturing for DEFINITY, Neurolite and certain of our TechneLite accessories at Ben Venue Laboratories, Inc. ("BVL") and Ablavar at Covidien. We also rely on BVL for a majority of our

Cardiolite supply. In addition, for reasons of quality assurance or cost effectiveness, we purchase certain components and raw materials from sole suppliers. Because we do not control the actual production of many of the products we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control. At our North Billerica, Massachusetts facility, we manufacture TechneLite on a relatively new, highly automated production line, as well as Thallium and Gallium using our older cyclotron technology. If we or one of our manufacturing partners experiences an event, including a labor dispute, natural disaster, fire, power outage, security problem, failure to meet regulatory requirements, product quality issue or other issue, we may be unable to manufacture the relevant products at previous levels, if at all. Due to the stringent regulations and requirements of the governing regulatory authorities regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials.

        In July 2010, BVL temporarily shut down the facility where they manufacture products for a number of customers, including us, in order to upgrade the facility to meet certain regulatory requirements. BVL had previously planned for the shutdown to run through March 2011 and to resume production of our products in April 2011. In anticipation of the shutdown, BVL manufactured for us additional inventory of these products to meet our expected needs during this period. BVL has now indicated that it is planning to resume production of our products in the third quarter of 2011, and we would have finished product that we could ship to our customers in the fourth quarter of 2011. Based upon this scheduled return to service, we anticipate that the inventory of Neurolite in certain parts of Asia and Cardiolite in certain parts of Northern Europe will be exhausted in the third quarter of 2011. However, there can be no assurance that BVL's facility will resume production of our products as currently contemplated. In addition, even when BVL returns to service, it is possible that absent special circumstances, regulatory authorities may prohibit us from marketing products manufactured by BVL in certain countries. In the event the shutdown persists beyond the third quarter of 2011 or regulatory authorities prohibit the manufacturing of certain BVL manufactured products in certain jurisdictions, further product lines and regions could be affected based on forecasted sales, which would have an adverse effect on our results of operations until production resumes.

        In addition, as a result of recent FDA inspections at BVL and our own facilities in North Billerica, MA, we filed a field alert and have begun to initiate recall activities in connection with at least six lots of Cardiolite and Neurolite manufactured by BVL prior to the shutdown. Although there have been no significant changes in product safety risk profiles with relatively stable adverse event rates being reported and although the rates of serious adverse medical events have also not changed significantly and are rare for these products, our medical risk assessment determined that there was a theoretical risk to patients associated with the injection of product from these lots because of the identification of certain particulate matter in a limited number of vials from these lots, which was introduced during the BVL manufacturing process. We are currently evaluating the balance of our existing inventory to assure that it meets the standards required for use, and we have implemented a number of additional internal procedures to further enhance our quality systems. As a result of these intended recall activities, we may have financial obligations to certain of our customers and distributors for products for which they have previously paid for and cannot use, for which we may seek reimbursement from BVL and insurance coverage from our relevant insurer. We are in the process of quantifying these financial obligations. In addition, our evaluation of the balance of our existing inventory could identify further lots that may need to be recalled with possible additional financial obligations. These intended recall activities, and any necessary future recalls, could result in decreased future demand for our products which could have a material adverse effect on our business and results of operations. In addition, depending upon the magnitude of these financial obligations, if we are unable to obtain adequate reimbursement and insurance coverage in connection with these recalled lots, our financial condition and cash flows could also be adversely affected.

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

        The manufacture of our products is highly exacting and complex and must meet stringent quality requirements, due in part to strict regulatory requirements, including the FDA's cGMPs. Problems may arise during manufacturing for a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors. Additionally, manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. Such events could lead to a recall of, or issuance of a safety alert relating to, our products. We also may undertake voluntarily to recall products or temporarily shut down production lines based on internal safety and quality monitoring and testing data.

        These problems could cause us to incur significant costs, including costs to replace products, lost revenue, damage to customer relationships, time and expense spent investigating the cause, and potentially cause similar losses with respect to other products. Such problems could also divert the attention of our management and employees from product development efforts. If we deliver products with defects, or if there is a perception that our products contain errors or defects, we could incur recall and product liability costs, and our credibility and the market acceptance and sales of our products could materially decline. Due to the strong name recognition of our brands, an adverse event involving one of our products could result in reduced market acceptance and demand for all products within that brand, and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our applications for new product approvals. Such problems could have a material adverse effect on our business, results of operations, financial condition and cash flows.

        For example, as a result of recent FDA inspections at BVL and at our own facilities in Billerica, MA, we filed a field alert and have begun to initiate recall activities in connection with at least six lots of Cardiolite and Neurolite manufactured for us by BVL prior to the shutdown. Although there have been no significant changes in product safety risk profiles and rates of serious adverse medical events have not changed significantly, our medical risk assessment determined that there was a theoretical risk to patients. See "—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues." These intended recall activities, and any necessary future recalls, could result in decreased future demand for our products which could have a material adverse effect on our business and results of operations.

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

  •
  the timing of our market entry;

  •
  our ability to market and distribute our products effectively, including, in the case of our PET Perfusion Agent ("PPA"), the creation of a complex field-based manufacturing and distribution network involving PET cyclotrons located at radiopharmacies where the agent will be manufactured and distributed rapidly to end-users, given the agent's 110-minute half-life; and

  •
  market acceptance of our products, including, in the case of DEFINITY, appropriate resources to administer an intravenous agent during an echocardiography procedure, and in the case of PPA, sufficient market penetration of PET cameras to which nuclear cardiologists have reasonable access.

        The field of diagnostic medical imaging is dynamic, with new products, including equipment and agents, continually being developed and existing products continually being refined. Our own diagnostic imaging agents compete not only with other similarly administered imaging agents but also with imaging agents employed in different and often competing diagnostic modalities. New imaging agents in a given diagnostic modality may be developed that provide benefits superior to the then-dominant agent in that modality, resulting in commercial displacement. Similarly, changing perceptions about comparative efficacy and safety including, among other things, comparative radiation exposure, as well as changing availability of supply may favor one agent over another or one modality over another. For example, prior to the outage of the NRU reactor from 2009 to 2010, we experienced a slow annual decline in demand for Thallium as an MPI agent, in favor of Cardiolite which has superior safety and efficacy characteristics. To the extent there is technological obsolescence in any of our products that we manufacture, resulting in lower unit sales or decreased unit sales prices, we will have increased unit overhead allocable to the remaining share, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

        In addition, in the case of a comparatively new product such as Ablavar, because the market acceptance of Ablavar has been much slower than we initially anticipated and because of the magnitude of the required purchase minimums originally contained in the Covidien agreement, we entered into an amendment to the agreement in August 2010 to reduce the minimum purchase requirements. Significant cash outflows will be required during the term of this purchase commitment and for costs incurred in connection with the product launch, with limited cash inflows from Ablavar until market penetration increases further. In addition, in the fourth quarter of 2010, we recorded an inventory write-down of approximately $10.9 million for Ablavar finished good product that has already been manufactured by Covidien that will likely expire prior to its sale to and use by customers. In the second quarter of 2011, we recorded an impairment charge of $23.5 million, the full remaining value of the product's intellectual property, as well as a further inventory write-down of approximately $13.5 million and a reserve of $1.9 million for the loss associated with the portion of committed purchases of Ablavar that we do not believe we will be able to sell prior to product expiry. We are continuing to review with Covidien our manufacturing arrangements for Ablavar. If we negotiate a further amendment to the agreement with Covidien or otherwise modify our relationship in order to further reduce or eliminate the remaining purchase minimums, or if we agree to a consensual termination of the agreement, we could incur additional costs, the magnitude of which we cannot currently estimate. To the extent any of the products we manufacture become less available because of supply constraints or other events beyond our control, our current customers may begin to favor a competing agent or a competing diagnostic modality which could have a material adverse effect on our business, results of operation, financial condition and cash flows. This could be one of the possible results of our recent recall of lots of Cardiolite and Neurolite.

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

Item 6.    Exhibits

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS MEDICAL IMAGING, INC.
By:	/s/ DONALD R. KIEPERT
	Name:	Donald R. Kiepert
	Title:	President and Chief Executive Officer
	Date:	August 15, 2011
LANTHEUS MEDICAL IMAGING, INC.
By:	/s/ ROBERT P. GAFFEY
	Name:	Robert P. Gaffey
	Title:	Chief Financial Officer and Treasurer
	Date:	August 15, 2011

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Furnished herewith.