Form 10-Q
period 2011-09-30
Lantheus Medical Imaging, Inc.
filed 2011-11-14
CIK 1500157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

        The registrant had 1,000 shares of common stock, $0.01 par value per share, issued and outstanding as of November 11, 2011.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Net product revenues	$84,091	$94,532	$268,325	$252,995
License and other revenues	2,141	2,058	6,445	6,162

Total revenues	86,232	96,590	274,770	259,157

Cost of goods sold	48,943	53,897	188,439	139,591
Loss on firm purchase commitment	—	—	1,879	—

Total cost of goods sold	48,943	53,897	190,318	139,591

Gross profit	37,289	42,693	84,452	119,566

Operating expenses
General and administrative expenses	8,681	7,947	23,935	22,573
Sales and marketing expenses	9,650	10,766	29,747	33,838
Research and development expenses	10,338	11,835	31,185	34,957

Total operating expenses	28,669	30,548	84,867	91,368

Operating income(loss)	8,620	12,145	(415)	28,198
Interest expense	(10,599)	(6,801)	(28,117)	(13,937)
Loss on early extinguishment of debt	—	—	—	(3,057)
Interest income	82	41	230	123
Other income	355	642	1,298	532

(Loss) income before income taxes	(1,542)	6,027	(27,004)	11,859
(Provision) benefit for income taxes	(452)	(1,853)	9,044	(4,265)

Net (loss) income	$(1,994)	$4,174	$(17,960)	$7,594

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands except share data)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$44,156	$33,006
Accounts receivable, net of allowance of $476 and $796	50,461	50,452
Inventory	15,410	20,117
Deferred tax assets	3,992	4,266
Income tax receivable	188	—
Other current assets	2,776	3,158

Total current assets	116,983	110,999
Property, plant and equipment, net	114,462	120,684
Capitalized software development costs	3,498	3,896
Intangibles, net	87,017	124,689
Goodwill	15,714	15,714
Deferred tax assets	89,890	78,312
Deferred financing costs	12,851	9,425
Due from parent	1,168	—
Other long-term assets	34,809	32,162

Total assets	$476,392	$495,881

Liabilities and Stockholder's (Deficit) Equity
Current liabilities
Accounts payable	$14,269	$24,528
Accrued expenses	32,640	18,605
Income tax payable	—	128
Deferred revenue	4,455	7,261

Total current liabilities	51,364	50,522
Asset retirement obligations	4,744	4,372
Long-term debt, net	398,632	250,000
Deferred tax liability	930	1,853
Deferred revenue	667	2,668
Other long-term liabilities	35,101	33,032

Total liabilities	491,438	342,447

Commitments and contingencies (see Note 13)	—	—
Stockholder's (deficit) equity
Common stock ($0.001 par value, 10,000 shares authorized; 1 share issued and outstanding)	—	—
Additional paid-in capital	925	150,316
(Accumulated deficit) retained earnings	(16,150)	2,410
Accumulated other comprehensive income	179	708

Total stockholder's (deficit) equity	(15,046)	153,434

Total liabilities and stockholder's (deficit) equity	$476,392	$495,881

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Stockholder's (Deficit) Equity

(unaudited, in thousands except share data)

	Common Stock			(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital			Total Stockholder's (Deficit) Equity
	Shares	Amount
Balance at January 1, 2010	1	$—	$247,883	$63,138	$(442)	$310,579
Dividend paid to Holdings (see Note 10)	—	—	(98,078)	(65,698)	—	(163,776)
Comprehensive income
Net income	—	—	—	4,970	—	$4,970
Foreign currency translation	—	—	—	—	1,150	1,150

Total comprehensive income						$6,120
Stock-based compensation	—	—	511	—	—	511

Balance at December 31, 2010	1	—	150,316	2,410	708	153,434
Dividend paid to Holdings (see Note 10)	—	—	(149,400)	(600)	—	(150,000)
Comprehensive loss
Net loss	—	—	—	(17,960)	—	$(17,960)
Foreign currency translation	—	—	—	—	(529)	(529)

Total comprehensive loss						$(18,489)
Stock-based compensation	—	—	9	—	—	9

Balance at September 30, 2011	1	$—	$925	$(16,150)	$179	$(15,046)

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Nine Months September 30,
	2011	2010
Cash flow from operating activities
Net (loss) income	$(17,960)	$7,594
Adjustments to reconcile net (loss) income to cash flow from operating activities
Depreciation	9,013	8,450
Amortization	15,213	17,835
Impairment of intangible asset	23,474	—
Amortization of deferred financing charges	1,714	1,391
Write-off of deferred financing charges	—	2,278
Amortization of debt premium	(198)	—
Amortization of consent fee	329	—
Provision for bad debt	173	—
Provision for excess and obsolete inventory	15,743	2,281
Stock-based compensation (credit) expense	(1,129)	397
Deferred income taxes	(12,236)	893
Accretion of asset retirement obligation	372	319
Loss on disposal of long-lived assets	46	—
Long-term income tax receivable	(1,122)	3,750
Long-term income tax payable	2,069	(3,275)
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable	(839)	(13,442)
Prepaid expenses and other current assets	382	(588)
Inventory	(12,514)	(27,740)
Due from parent	(495)	—
Deferred revenue	(4,805)	1,001
Accounts payable	(7,361)	21,131
Income tax payable	(316)	(2,723)
Accrued expenses and other liabilities	15,504	7,341

Cash provided by operating activities	25,057	26,893

Cash flows from investing activities
Asset Acquisition	—	(215)
Capital expenditures	(6,359)	(5,169)

Cash used in investing activities	(6,359)	(5,384)

Cash flows from financing activities
Proceeds from issuance of debt	152,250	243,658
Consent solicitation fee	(3,750)	—
Payment of term loan	—	(93,649)
Proceeds from line of credit	10,000	—
Payments on line of credit	(10,000)	—
Debt issuance costs	(5,453)	(3,278)
Payment of dividend to parent	(150,000)	(163,776)

Cash used in financing activities	(6,953)	(17,045)

Effect of foreign exchange rate on cash	(595)	503

Increase in cash and cash equivalents	11,150	4,967
Cash and cash equivalents, beginning of period	33,006	31,480

Cash and cash equivalents, end of period	$44,156	$36,447

Supplemental disclosure of cash flow information
Interest paid	$19,577	$2,720
Income taxes paid, net of refunds	$1,392	$5,043

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements

        Unless the context requires otherwise, references to the "Company," "Lantheus," "our company," "we," "us" and "our" refer to Lantheus MI Intermediate, Inc. and its direct and indirect subsidiaries, references to "Lantheus Intermediate" refer to only Lantheus MI Intermediate, Inc., the parent of Lantheus Medical Imaging, Inc., references to "Holdings" refer to Lantheus MI Holdings, Inc., the parent of Lantheus Intermediate and references to "LMI" refer to Lantheus Medical Imaging, Inc., the subsidiary of Lantheus Intermediate. Solely for convenience, we refer to trademarks, service marks and trade names without the TM, SM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted under applicable law, our rights to our trademarks, service marks and trade names.

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

        In the U.S., the Company's nuclear imaging products are primarily distributed through radiopharmacy chains, with a small portion of the sales of these products also made through the Company's direct sales force to hospitals and clinics that maintain their own in-house radiopharmacies. In the U.S., sales of the Company's contrast agents are made through a direct sales force. Outside of the U.S., the Company owns five radiopharmacies in Canada and two radiopharmacies in each of Puerto Rico and Australia. The Company also maintains a direct sales force in each of these countries. In the rest of the world, the Company relies on third-party distributors to sell both nuclear imaging and contrast agent products.

Basis of Presentation

        The financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial statements for interim periods in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

1. Business Overview (Continued)

to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 ("2010 Form 10-K"). The Company's accounting policies are described in the "Notes to Consolidated Financial Statements" in the 2010 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Use of Estimates

        The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates reflected in the Company's condensed consolidated financial statements include certain judgments regarding revenue recognition, goodwill and intangible asset valuation, inventory valuation, asset retirement obligations, income tax liabilities, deferred tax assets and liabilities, accrued expenses and stock-based compensation. Actual results could materially differ from those estimates or assumptions.

2. Summary of Significant Accounting Policies

Revenue Recognition

        The Company recognizes revenue when evidence of an arrangement exists, title has passed, the risks and rewards of ownership have transferred to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. For transactions for which revenue recognition criteria have not yet been met, the respective amounts are recorded as deferred revenue until such point in time the criteria are met and revenue can be recognized. Revenue is recognized net of reserves, which consist of allowances for returns and allowances for rebates.

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

        On January 1, 2009, LMI executed an amendment to a license and supply agreement (the "Agreement") with one of its customers, granting non-exclusive U.S. license and supply rights to the customer for the period from January 1, 2009 through December 31, 2012. Under the terms of the Agreement, the customer paid LMI $10.0 million in license fees; $8.0 million of which was received upon execution of the Agreement and $2.0 million of which was received in June 2009 upon delivery of a special license as defined in the Agreement. The Company's product sales under the Agreement are recognized in the same manner as its normal product sales. The Company is recognizing the license

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

fees as revenue on a straight line basis over the term of the four-year Agreement. The Company recognized $625,000 and $1.9 million, respectively, in license fee revenue pursuant to the Agreement in each of the three and nine month periods ended September 30, 2011 and 2010, and had deferred revenue of $3.1 million and $5.0 million as of September 30, 2011 and December 31, 2010, respectively, related to the Agreement. The $3.1 million of deferred revenue as of September 30, 2011 will be recognized as revenue at a rate of $625,000 for the remainder of 2011 and $2.5 million in 2012.

        In addition, the Company had other revenues of $1.5 million and $4.6 million, respectively, in the three and nine month periods ended September 30, 2011 as compared to $1.4 million and $4.3 million for the prior year comparative periods. Other revenues represent contract manufacturing services related to one of the Company's products for one customer. The related costs are included in cost of goods sold.

        In January 2010, the Company launched a new medical imaging product, Ablavar, which was acquired by the Company in April 2009. Because the Company has not determined that the price is fixed and determinable and due to the inability to reasonably estimate product returns, the Company deferred recognition of $1.6 million of revenue at September 30, 2011 relating to Ablavar shipments, associated with a distributor arrangement. The corresponding cost has been recorded in inventory as of September 30, 2011. The Company is recognizing revenue associated with this arrangement on the sell-through method.

Recent Accounting Pronouncements

        In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"). Under this guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the entity determines that it is more likely than not that the carrying value of a reporting unit is less than its fair value, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The implementation of amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

        In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this guidance is not expected to have a material impact upon our financial position and results of operations.

3. Fair Value of Financial Instruments

        The tables below present information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

3. Fair Value of Financial Instruments (Continued)

assets or liabilities. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

(in thousands)	Total fair value at September 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$5,473	$5,473	$—	$—

	$5,473	$5,473	$—	$—

(in thousands)	Total fair value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$22,883	$22,883	$—	$—

	$22,883	$22,883	$—	$—

        At September 30, 2011 and December 31, 2010, the Company had approximately $38.7 million and $10.1 million, respectively, of cash on-hand.

        The estimated fair values of the Company's financial instruments, including its cash and cash equivalents, receivables, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The estimated fair value of the debt, at September 30, 2011, based on quoted market prices, was $370.0 million compared to the face value of $400.0 million and at December 31, 2010, the estimated fair value of the debt was $257.9 million compared to the face value of $250.0 million.

4. Income Taxes

        The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year in addition to discrete events which impact the interim period. The Company's effective tax rate differs from the U.S. statutory rate principally due to the rate impact of uncertain tax positions, valuation allowance changes and state taxes. For the nine months ended September 30, 2011, the Company increased its valuation allowance by $0.8 million for deferred taxes relating to state research credits the Company does not believe it will fully utilize prior to expiration. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. The Company's tax (provision) benefit was ($0.5) million and $9.0 million, respectively, for the three and nine months ended September 30, 2011 on pre-tax losses of $1.5 million and $27.0 million for the respective periods compared to tax provisions of ($1.9) million and ($4.3) million, respectively, for the three and nine months ended September 30, 2010 on pre-tax income of $6.0 million and $11.9 million for the respective periods. In the nine months ended September 30, 2011, the Company recorded a benefit for income taxes due primarily to the loss arising from the impairment of the Ablavar patent portfolio intangible asset and write-down of Ablavar inventory (see Notes 5 and 8). Due to the Company's recent history of U.S. taxable income, the Company has concluded that a valuation allowance is not necessary against these deferred tax assets.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

4. Income Taxes (Continued)

        The Company has a tax indemnification agreement with Bristol-Myers Squibb Company ("BMS") related to certain tax obligations arising prior to the acquisition of the Company, for which the Company has the primary legal obligation. The tax indemnification receivable is recognized within other long-term assets. The changes in the tax indemnification asset are recognized within other income, net in the statement of operations. In accordance with the Company's accounting policy, the change in the tax liability and penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within the tax provision. Accordingly, as these reserves change, adjustments are included in the tax provision while the offsetting adjustment is included in other income. Assuming that the receivable from BMS continues to be considered recoverable by the Company, there is no net effect on earnings related to these liabilities and no net cash outflows.

5. Inventory

        The Company includes within current assets the amount of inventory that is estimated to be sold within twelve months. Inventory that will be sold after twelve months is classified within other long-term assets.

        Inventory, classified in inventory or other long-term assets, consisted of the following:

(in thousands)	September 30, 2011	December 31, 2010
Raw materials	$7,154	$7,116
Work in process	2,922	5,605
Finished goods	5,334	7,396

Inventory	15,410	20,117
Other long-term assets	14,306	12,781

Total	$29,716	$32,898

        Included in other long-term assets are $12.5 million of raw materials, $0.5 million in work-in-process and $1.3 million of finished goods at September 30, 2011. At December 31, 2010 other long-term assets included $7.8 million of raw materials, $1.4 million in work-in-process and $3.6 million of finished goods.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

5. Inventory (Continued)

        The Company's Ablavar product was commercially launched in January 2010 and the Company is continuing the process of educating radiologists on optimizing the use of the product within their patient populations. The revenues for this product through September 30, 2011 have not been significant. At September 30, 2011 and December 31, 2010, the balances of inventory on-hand reflect approximately $15.9 million and $13.9 million, respectively, of finished products, work-in-process and raw materials related to Ablavar. At September 30, 2011 and December 31, 2010, approximately $14.3 million and $12.8 million, respectively, of Ablavar inventory was included in long-term assets. LMI entered into an agreement with a supplier to provide Active Pharmaceutical Ingredient ("API") and finished products for Ablavar under which LMI is required to purchase future minimum quantities. The supply agreement was amended during October 2011 to extend the term of the agreement from September 30, 2012 until September 30, 2014, reduce the amount of API LMI is obligated to purchase over the term of the agreement, and increase the amount of finished drug product LMI is obligated to purchase over the term of the agreement. At September 30, 2011, after giving effect to the October amendment, the remaining purchase commitment under the amended agreement was approximately $20.9 million. The Company records the inventory when it takes delivery, at which time the Company assumes title and risk of loss (see Note 16).

        Prior to the issuance of the June 30, 2011 financial statements and in the fourth quarter of 2010, the Company performed an analysis of its expected future sales of its Ablavar product and recorded an inventory write-down to cost of goods sold of $13.5 million and $10.9 million, respectively, which represents the cost of Ablavar finished good product and API that the Company does not believe it will be able to sell prior to its expiration. Prior to the issuance of the Company's June 30, 2011 financial statements, the Company completed an updated sales forecast for Ablavar based on actual sales through June 30, 2011 in consideration of its supply agreement for API. Based on the updated sales forecast, coupled with the aggregate six-year shelf life of API and finished goods, the Company recorded in cost of goods sold a reserve of $1.9 million for the loss associated with the portion of the committed purchases of Ablavar product that the Company does not believe it will be able to sell prior to its expiration. Also, the Company determined that it's write-down of Ablavar inventory represented an event that warranted assessment of the intellectual property associated with Ablavar for its recoverability and concluded that the intellectual property was not recoverable and in the second quarter of 2011, recorded in cost of goods sold an impairment of this intangible asset of $23.5 million (see Note 8). The Company assessed third quarter results against its current forecast, which was utilized to perform the impairment analysis in the second quarter. Sales for the third quarter were consistent with management's expectations. In the event that the Company does not meet its sales expectations for Ablavar or cannot sell the product it has committed to purchase prior to its expiration, the Company could incur additional inventory losses and/or losses on its purchase commitments.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

6. Property, Plant and Equipment, net

        Property, plant and equipment consisted of the following:

(in thousands)	September 30, 2011	December 31, 2010
Land	$22,450	$22,450
Buildings	63,877	62,014
Machinery, equipment and fixtures	64,081	60,713
Construction in progress	5,174	7,631
Accumulated depreciation	(41,120)	(32,124)

Property, plant and equipment, net	$114,462	$120,684

        For the three and nine months ended September 30, 2011, depreciation expense related to property, plant and equipment was $3.0 million and $9.0 million, respectively, as compared to $2.9 million and $8.4 million for the prior year comparative periods.

        Included within property, plant and equipment are spare parts of approximately $4.0 million as of both September 30, 2011 and December 31, 2010. Spare parts include replacement parts relating to plant and equipment and are either recognized as an expense when consumed or re-classified and capitalized as part of the related plant and equipment and depreciated over a time period not exceeding the useful life of the related asset. In addition, the Company had included $0.3 million and $3.2 million in accounts payable related to its property, plant and equipment at September 30, 2011 and December 31, 2010, respectively, which is reflected in the change in accounts payable on the statement of cash flows.

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

        The following is a reconciliation of the Company's asset retirement obligations for the nine months ended September 30, 2011:

(in thousands)
Balance at January 1, 2011	$4,372
Capitalization	—
Accretion expense	372

Balance at September 30, 2011	$4,744

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

8. Intangibles, net

        Intangibles, net consisted of the following:

	September 30, 2011
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$12,913	$40,477	16 years	Straight-line
Customer relationships	113,480	71,409	42,071	19 years	Accelerated
Other patents	42,780	38,311	4,469	2 years	Straight-line

	$209,650	$122,633	$87,017

	December 31, 2010
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$10,317	$43,073	16 years	Straight-line
Customer relationships	113,480	61,909	51,571	19 years	Accelerated
Ablavar patent rights, know-how	29,710	4,842	24,868	11 years	Straight-line
Other patents	42,780	37,603	5,177	2 years	Straight-line

	$239,360	$114,671	$124,689

        On April 6, 2009, the Company acquired the U.S., Canadian and Australian territory rights to a Gadolinium-based blood pool contrast agent, Ablavar (formerly known as Vasovist), from EPIX Pharmaceuticals for an aggregate purchase price of $32.6 million, including drug product and active pharmaceutical ingredient inventory. Ablavar was approved by the U.S Food and Drug Administration ("FDA") in December 2008 and commercially launched by the Company in early January 2010 after final FDA approval of its product label. In June 2010, the Company acquired the remaining world rights to Ablavar. The Company determined that the write-down of Ablavar inventory in the fourth quarter of 2010 (see Note 5) represented an event that warranted assessment of the $24.9 million Ablavar patent portfolio for its recoverability. Based on the Company's estimate of future undiscounted cash flows associated with the Ablavar product as of December 31, 2010, the Company concluded the patent portfolio was recoverable by a narrow margin. During the interim periods subsequent to December 31, 2010, the Company monitored the recoverability of the Ablavar patent portfolio. Prior to the issuance of the Company's June 30, 2011 financial statements, the Company completed an update of its sales forecast based on actual sales results through June 30, 2011 and its forecasted Ablavar sales activity. The Company, using its revised sales forecast, conducted an impairment analysis as of June 30, 2011 and concluded that the estimate of future undiscounted cash flows associated with the Ablavar product did not exceed the carrying amount of the asset and therefore, the asset would need to be written down to its fair value. In order to calculate the fair value of the Ablavar patent portfolio asset, the Company estimated the future discounted cash flows associated with the Ablavar product and as a result of this analysis, recorded an impairment charge of $23.5 million to adjust the carrying value to its fair value of zero. This expense was recorded within cost of goods sold in the accompanying statement of operations in the second quarter of 2011.

        For the three and nine months ended September 30, 2011, the Company recorded amortization expense for its intangible assets of $3.2 million and $14.2 million, respectively, as compared to

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

8. Intangibles, net (Continued)

$5.6 million and $16.8 million for the prior year comparative periods. During the three months ended September 30, 2011, the Company recorded a reduction in cost of sales of approximately $1.4 million primarily related to amortization expense, which had been incorrectly reported during prior 2011 interim periods.

        Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2011	$4,267
2012	12,606
2013	10,933
2014	9,653
2015	7,981
2016 and thereafter	41,577

$87,017

9. Accrued Expenses

        Accrued expenses are comprised of the following:

(in thousands)	September 30, 2011	December 31, 2010
Compensation and benefits	$5,724	$5,839
Accrued interest	14,635	3,137
Accrued professional fees	2,489	2,342
Research and development services	1,104	1,327
Freight and distribution	5,346	3,368
Marketing expense	1,151	989
Accrued rebates, discounts and chargebacks	1,280	910
Other	911	693

	$32,640	$18,605

        On June 30, 2011, the Company took action to reduce its work force in an effort to reduce costs and increase operating efficiency, which resulted in approximately $1.6 million charge to the statement of operations in the second quarter of 2011. The remaining balance in accrued expenses at September 30, 2011 associated with this action is approximately $745,000.

10. Financing Arrangements

        On March 21, 2011, LMI, issued $150.0 million of 9.750% Senior Notes due in 2017 (the "New Notes"). The New Notes were issued at a price of 101.50% and were issued as additional debt securities under an indenture (the "Indenture") pursuant to which LMI previously issued $250.0 million in aggregate principal amount of 9.750% Senior Notes due 2017 ("Existing Notes" and together with the New Notes, the "Notes"). The New Notes were issued with the same terms and conditions as the Existing Notes, except that the New Notes were subject to a separate registration rights agreement. The New Notes and the Existing Notes vote as one class under the Indenture. As a result of the issuance of

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

10. Financing Arrangements (Continued)

the New Notes, LMI has $400.0 million in aggregate principal amount of 9.750% Senior Notes due 2017 outstanding. The Notes bear interest at a rate of 9.750% per year, payable on May 15 and November 15 of each year, beginning May 15, 2011 with respect to the New Notes. Interest on the New Notes accrues from November 15, 2010. The Notes mature on May 15, 2017. The net proceeds of the Existing Notes were used to repay $77.9 million due under LMI's then outstanding credit agreement and to pay a $163.8 million dividend to Holdings to repay a $75.0 million demand note it issued and for Holdings to repurchase $90.0 million of its Series A Preferred Stock at the accreted value. The net proceeds of the New Notes were used to pay a $150 million dividend to Holdings, which it used to fully redeem the balance of its Series A Preferred Stock at the accreted value of $44.0 million and to pay a $106.0 million dividend to the holders of its common securities and stock options. In conjunction with the issuance of the New Notes, LMI also made a cash payment of $3.75 million to the Holders of the Existing Notes in exchange for the Holders of the Existing Notes consent to amend the Indenture to modify the restricted payments covenant to provide for additional restricted payment capacity in order to accommodate the dividend payment. The premium of $2.25 million and the consent fee of $3.75 million were capitalized and are being amortized over the term of the Notes as an adjustment to interest expense.

Registration Rights

        In connection with the issuance of the Notes, LMI and the guarantors, including Lantheus Intermediate, entered into a registration rights agreement with the initial purchasers of the Notes. The Securities and Exchange Commission declared effective registration statements for the exchange offers of the New Notes and Existing Notes on December 30, 2010 and April 8, 2011, respectively, and these exchange offers were consummated on February 2, 2011 and May 10, 2011, respectively.

Redemption

        LMI can redeem the Notes at 100% of the principal amount on May 15, 2016 or thereafter. LMI may also redeem the Notes prior to May 15, 2016 depending on the timing of the redemption during the twelve month period beginning May 15 of each of the years indicated below:

Year	Percentage
2014	104.875%
2015	102.438%
2016	100.000%

        In addition, at any time prior to May 15, 2013, LMI may, at its option, redeem up to 35% of the aggregate principal amount of Notes issued at 109.750% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, subject to the right of holders of record on such date to receive any interest due, using proceeds of an equity offering, provided that at least 65% of the aggregate principal amount of the Notes remains outstanding immediately after such redemption and that such redemption occurs within 90 days of each equity offering (as defined in the Indenture).

        At any time prior to May 15, 2014, LMI may also redeem all or a part of the Notes, with notice, at a redemption price equal to 100% of the principal amount thereof of the Notes redeemed plus the applicable premium (as defined in the Indenture) as of, and accrued and unpaid interest and additional

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

10. Financing Arrangements (Continued)

interest (as defined in the Indenture), if any, to, but not including, the redemption date, subject to the rights of holders of record on the relevant record date to receive interest due on the relevant interest payment date.

        Upon a change of control (as defined in the Indenture), LMI will be required to make an offer to purchase each holder's Note at a price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

        If LMI or its subsidiaries engage in asset sales (as defined in the Indenture), they generally must either invest the net cash proceeds from such sales in such business within a specified period of time, prepay certain indebtedness or make an offer to purchase a principal amount of the Notes equal to the excess net cash proceeds (as defined in the Indenture), subject to certain exceptions.

        The Notes are unsecured and are equal in right of payment to all of the existing and future senior debt, including borrowings under its secured credit facilities, subject to the security interest thereof. LMI's obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis by Lantheus Intermediate and by certain of LMI's subsidiaries, and the obligations of such guarantors under their guarantees are equal in right of payment to all of their existing and future senior debt.

Revolving Line of Credit

        In connection with the issuance of the New Notes, certain covenants and interest rates under LMI's existing $42.5 million revolving facility ("Facility") were modified as disclosed below. The other terms of the Facility were unchanged, including LMI's ability to request the lenders to increase the Facility by an additional amount of up to $15.0 million at the discretion of the Lenders. Interest on the Facility will be at either LIBOR plus 3.75% or the Reference Rate (as defined in the Facility) plus 2.75%. The Facility expires on May 10, 2014, at which time all outstanding borrowings are due and payable.

        At September 30, 2011, there was no outstanding balance under the Facility and our aggregate borrowing capacity was $42.5 million.

Covenants

        The Notes and the Facility contain affirmative and negative covenants, as well as restrictions on the ability of Lantheus Intermediate, LMI and LMI's subsidiaries, to: (i) incur additional indebtedness or issue preferred stock; (ii) repay subordinated indebtedness prior to its stated maturity; (iii) pay dividends on, repurchase or make distributions in respect of its capital stock or make other restricted payments; (iv) make certain investments; (v) sell certain assets; (vi) create liens; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (viii) enter into certain transactions with our affiliates. The Notes contain customary events of default provisions, including payment default and cross-acceleration for non-payment of any outstanding indebtedness, where such indebtedness exceeds $10.0 million. The Facility also contains customary default provisions and the Company is required to comply with financial covenants in the Facility including a total leverage ratio and interest coverage ratio, beginning with the quarter ended September 30, 2010, as well as limitations on the amount of capital expenditures. The financial ratios are driven by the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the Facility ("Facility

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

10. Financing Arrangements (Continued)

EBITDA"). The total leverage ratio is considered by the Company to be the financial covenant that is currently the most restrictive. The financial covenants are displayed in the table below:

Revolving Credit Facility Financial Covenants

Period	Total Leverage Ratio	Interest Coverage Ratio
Q1 2011	5.50 to 1.00	1.75 to 1.00
Q2 2011	5.50 to 1.00	1.75 to 1.00
Q3 2011	5.25 to 1.00	1.75 to 1.00
Q4 2011	5.00 to 1.00	2.00 to 1.00
Q1 2012	4.75 to 1.00	2.00 to 1.00
Q2 2012	4.50 to 1.00	2.15 to 1.00
Q3 2012	4.50 to 1.00	2.15 to 1.00
Q4 2012	4.25 to 1.00	2.25 to 1.00
Q1 2013	4.25 to 1.00	2.25 to 1.00
Q2 2013	4.25 to 1.00	2.25 to 1.00
Q3 2013	4.25 to 1.00	2.25 to 1.00
Thereafter	3.75 to 1.00	2.25 to 1.00

        As of September 30, 2011, the Company was in compliance with the applicable financial covenants.

Financing Costs

        LMI incurred and capitalized approximately $15.6 million in direct financing fees including $5.2 million associated with the New Notes issued in March 2011, consisting primarily of underwriting fees and expenses, consent solicitation fee, legal fees, accounting fees and printing costs in connection with the issuance of the New Notes, the Existing Notes and the Facility. Deferred financing costs are being amortized over the life of the Notes and the Facility, as appropriate, using the effective-interest method.

11. Stock-Based Compensation

        The Company's employees are eligible to receive awards from Holdings' 2008 Equity Incentive Plan (the "2008 Plan"). The 2008 Plan is administered by the Holdings Board of Directors. The 2008 Plan permits the granting of nonqualified stock options, stock appreciation rights (or SARs), restricted stock and restricted stock units to its employees, officers, directors and consultants of Holdings or any subsidiary of Holdings (including Intermediate and LMI). The maximum number of shares that may be issued pursuant to awards under the 2008 Plan at September 30, 2011 is 4,995,450. Option awards are granted with an exercise price equal to the fair value of Holdings' stock at the date of grant, as determined by the Board of Directors of Holdings. Time based option awards vest based on time, either four or five years, and performance based option awards vest based on the performance criteria specified in the grant. The Company recognizes compensation costs for its time based awards on a straight-line basis equal to the vesting period. The compensation cost for performance based awards is recognized on a graded vesting basis, based on the probability of achieving the performance targets over the requisite service period for the entire award. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

11. Stock-Based Compensation (Continued)

following table. Expected volatilities are based on the historic volatility of a selected peer group. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate assumption is the seven-year U.S. Treasury rate at the date of the grant which most closely resembles the expected life of the options.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected volatility	39 - 40%	36%	33 - 40%	36 - 39%
Expected dividends	—	—	—	—
Expected term (in years)	6.5	6.5	6.5	6.5
Risk-free interest rate	1.9 - 2.2%	2.2 - 2.3%	1.9 - 2.9%	2.2 - 3.3%

        A summary of option activity for 2011 is presented below:

	Time Based	Performance Based	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,368,350	1,797,569	4,165,919	$2.70	7.0	$32,618,000
Options granted	148,500	148,500	297,000	10.21
Options cancelled	(79,850)	(74,861)	(154,711)	2.22
Options exercised	(10,000)	(4,650)	(14,650)	6.84
Options forfeited or expired	(117,900)	(115,000)	(232,900)	9.23

Outstanding at September 30, 2011	2,309,100	1,751,558	4,060,658	2.94	6.7	26,094,000
Vested and expected to vest at September 30, 2011	2,288,677	1,731,134	4,019,811	2.91	6.7	25,943,000

Exercisable at September 30, 2011	1,331,700	819,158	2,150,858	$2.23	6.5	$15,193,000

        The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2011 was $4.25 and $4.05, respectively, as compared to $4.08 and $4.47 for the three and nine months ended September 30, 2010, respectively. There were 55,000 options granted during the three months ended September 30, 2011. During the nine months ended September 30, 2011, 416,160 options vested, with an aggregate fair value of approximately $522,000. There were 14,650 options exercised during the nine months ended September 30, 2011 with an intrinsic value of approximately $46,000. In the nine months ended September 30, 2010, 15,000 options were exercised with an intrinsic value of approximately $124,000. Stock-based compensation expense (credit) for both

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

11. Stock-Based Compensation (Continued)

time based and performance based awards was recognized in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Cost of goods sold	$20	$(18)	$(12)	$21
General and administrative	152	(148)	(46)	136
Sales and marketing	(51)	(19)	(1,069)	68
Research and development	22	6	(2)	172

Total stock-based compensation expense	$143	$(179)	$(1,129)	$397

        Stock-based compensation expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010 based on awards ultimately expected to vest as well as any changes in the probability of achieving certain performance features as required.

        As part of the 2008 Plan, the Company has the right to call options upon notice of exercise and to settle the exercise in cash in lieu of issuing shares. As a result of this right, upon termination of service, stock-based awards are reclassified to liability based awards until the period of probable exercise has lapsed. For the three and nine months ended September 30, 2011 and 2010, the Company did not have any awards classified as liabilities. The Company recorded a benefit of approximately $1.0 million in the nine month period ended September 30, 2011 related to liability awards which expired during the period.

        The total of all share-based liability awards paid out during 2010 was approximately $84,000. There were no share-based liability awards paid out in the first nine months of 2011.

        The Company did not recognize an income tax benefit for the nine months ended September 30, 2011 or September 30, 2010. As of September 30, 2011, there was approximately $2.5 million of total unrecognized compensation costs related to non-vested stock options granted under the 2008 Plan. These costs are expected to be recognized over a weighted-average remaining period of 1.6 years.

12. Other Income

        Other income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Foreign currency (losses) gains	$(80)	$247	$22	$(415)
Tax indemnification income	390	352	1,160	818
Other income	45	43	116	129

Total other income (expense), net	$355	$642	$1,298	$532

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

        On December 16, 2010, LMI filed suit against one of its insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply challenge. The claim is the result of the shutdown of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010 due to a "heavy water" leak in the reactor vessel. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. On April 4, 2011, the parties had their first pre-trial conference in United States District Court for the Southern District of New York, and discovery has commenced and is continuing. The Company cannot be certain what amount, if any, or when, if ever, it will be able to recover for business interruption losses related to this matter.

14. Segment Information

        The Company reports two operating segments, U.S. and International, based on geographic customer base. The results of these operating segments are regularly reviewed by the chief operating decision maker, the President and Chief Executive Officer. The Company's segments derive revenues through the manufacturing, marketing, selling and distribution of medical imaging products, focused primarily on cardiovascular diagnostic imaging. The U.S. segment comprises 76.6% and 75.9% of consolidated revenues for the three and nine months ended September 30, 2011 as compared to 77.4% and 74.9% for the prior year comparative periods and 89.3% and 89.7% of consolidated assets at September 30, 2011 and December 31, 2010, respectively. All goodwill has been allocated to the U.S. operating segment.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

14. Segment Information (Continued)

        Selected information for each business segment are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
U.S.	$70,239	$82,261	$226,367	$217,245
International	20,165	21,874	66,112	65,029

Total revenue, including inter-segment	90,404	104,135	292,479	282,274
Less inter-segment revenue	(4,172)	(7,545)	(17,709)	(23,117)

	$86,232	$96,590	$274,770	$259,157

Revenues from external customers
U.S.	$66,067	$74,716	$208,658	$194,128
International	20,165	21,874	66,112	65,029

	$86,232	$96,590	$274,770	$259,157

Operating income/(loss)
U.S.	$3,867	$9,673	$(13,176)	$20,802
International	2,317	2,890	9,449	8,324

Total operating income, including inter-segment income/(expense)	6,184	12,563	(3,727)	29,126
Inter-segment operating income/(expense)	2,436	(418)	3,312	(928)

	$8,620	$12,145	$(415)	$28,198

	September 30, 2011	December 31, 2010
Assets
U.S.	$425,368	$444,767
International	51,024	51,114

	$476,392	$495,881

	September 30, 2011	December 31, 2010
Long-lived Assets
U.S.	$202,990	$244,784
International	17,701	20,199

	$220,691	$264,983

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information

        The Notes are guaranteed by Lantheus Intermediate and Lantheus MI Real Estate, LLC, one of Lantheus Intermediate's consolidated subsidiaries (the "Guarantor Subsidiary"). The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheet information as of September 30, 2011 and December 31, 2010, operations information for the three and nine months ended September 30, 2011 and 2010 and cash flow information for the nine months ended September 30, 2011 and 2010 for Lantheus Intermediate, LMI, the Guarantor Subsidiary and Lantheus Intermediate's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of Lantheus Intermediate in LMI and Lantheus Intermediate's investment in the Guarantor Subsidiary and Non-Guarantor Subsidiaries using the equity method of accounting.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Consolidating Balance Sheet Information

September 30, 2011

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$24,189	$—	$19,967	$—	$44,156
Accounts receivable, net	—	38,860	—	11,601	—	50,461
Intercompany accounts receivable	—	2,427	—	—	(2,427)	—
Inventory	—	12,604	—	2,806	—	15,410
Deferred tax assets	—	3,882	—	110	—	3,992
Income tax receivable	—	530	—	(342)	—	188
Other current assets	—	2,457	—	319	—	2,776

Total current assets	—	84,949	—	34,461	(2,427)	116,983
Property, plant and equipment, net	—	81,984	23,295	9,183	—	114,462
Capitalized software development costs	—	3,491	—	7	—	3,498
Goodwill	—	15,714	—	—	—	15,714
Intangibles, net	—	78,507	—	8,510	—	87,017
Deferred tax assets	—	89,889	—	1	—	89,890
Deferred financing costs	—	12,851	—	—	—	12,851
Investment in subsidiaries	(15,046)	65,285	—	—	(50,239)	—
Due from parent	—	1,168	—	—	—	1,168
Other long-term assets	—	34,626	—	183	—	34,809

Total assets	$(15,046)	$468,464	$23,295	$52,345	$(52,666)	$476,392

Liabilities and (deficit) equity:
Accounts payable	$—	$12,183	$—	$2,086	$—	$14,269
Intercompany accounts payable	—	—	—	2,427	(2,427)	—
Accrued expenses	—	29,316	—	3,324	—	32,640
Deferred revenue	—	4,302	—	153	—	4,455

Total current liabilities	—	45,801	—	7,990	(2,427)	51,364
Asset retirement obligation	—	4,618	—	126	—	4,744
Long-term debt, net of current portion	—	398,632	—	—	—	398,632
Deferred tax liability	—	—	—	930	—	930
Deferred revenue	—	667	—	—	—	667
Other long-term liabilities	—	33,792	—	1,309	—	35,101

Total liabilities	—	483,510	—	10,355	(2,427)	491,438
(Deficit) equity	(15,046)	(15,046)	23,295	41,990	(50,239)	(15,046)

Total liabilities and (deficit) equity	$(15,046)	$468,464	$23,295	$52,345	$(52,666)	$476,392

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Consolidating Balance Sheet Information

December 31, 2010

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$19,079	$—	$13,927	$—	$33,006
Accounts receivable, net	—	36,925	—	13,527	—	50,452
Intercompany accounts receivable	—	4,462	—	—	(4,462)	—
Inventory	—	12,611	—	7,506	—	20,117
Deferred tax assets	—	4,187	—	79	—	4,266
Other current assets	—	2,845	—	313	—	3,158

Total current assets	—	80,109	—	35,352	(4,462)	110,999
Property, plant and equipment, net	—	87,258	23,355	10,071	—	120,684
Capitalized software development costs	—	3,887	—	9	—	3,896
Goodwill	—	15,714	—	—	—	15,714
Intangibles, net	—	114,570	—	10,119	—	124,689
Deferred tax assets	—	78,312	—	—	—	78,312
Deferred financing costs	—	9,425	—	—	—	9,425
Investment in subsidiaries	153,434	63,827	—	—	(217,261)	—
Other long-term assets	—	31,966	—	196	—	32,162

Total assets	$153,434	$485,068	$23,355	$55,747	$(221,723)	$495,881

Liabilities and equity:
Accounts payable	$—	$22,334	$—	$2,194	$—	$24,528
Intercompany accounts payable	—	—	—	4,462	(4,462)	—
Accrued expenses	—	15,879	—	2,726	—	18,605
Income tax payable	—	(741)	—	869	—	128
Deferred revenue	—	5,383	—	1,878	—	7,261

Total current liabilities	—	42,855	—	12,129	(4,462)	50,522
Asset retirement obligation	—	4,260	—	112	—	4,372
Long-term debt, net of current portion	—	250,000	—	—	—	250,000
Deferred tax liability	—	—	—	1,853	—	1,853
Deferred revenue	—	2,668	—	—	—	2,668
Other long-term liabilities	—	31,851	—	1,181	—	33,032

Total liabilities	—	331,634	—	15,275	(4,462)	342,447
Equity	153,434	153,434	23,355	40,472	(217,261)	153,434

Total liabilities and equity	$153,434	$485,068	$23,355	$55,747	$(221,723)	$495,881

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Consolidating Operations Information

Three Months Ended September 30, 2011

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$70,912	$—	$17,351	$(4,172)	$84,091
License and other revenues	—	2,141	—	—	—	2,141

Total revenues	—	73,053	—	17,351	(4,172)	86,232
Cost of goods sold	—	37,496	—	15,619	(4,172)	48,943

Gross profit	—	35,557	—	1,732	—	37,289
Operating expenses
General and administrative expenses	—	8,031	20	630	—	8,681
Sales and marketing expenses	—	8,725	—	925	—	9,650
Research and development expenses	—	10,195	—	143	—	10,338

Operating income (loss)	—	8,606	(20)	34	—	8,620
Interest expense	—	(10,599)	—	—	—	(10,599)
Interest income	—	—	—	82	—	82
Other income, net	—	506	—	(151)	—	355
Equity in earnings (losses) of affiliates	(1,994)	(189)	—	—	2,183	—

Income (loss) before income taxes	(1,994)	(1,676)	(20)	(35)	2,183	(1,542)
(Provision) benefit for income taxes	—	(318)	7	(141)	—	(452)

Net income (loss)	$(1,994)	$(1,994)	$(13)	$(176)	$2,183	$(1,994)

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Consolidating Operations Information

Three Months Ended September 30, 2010

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$83,190	$—	$18,887	$(7,545)	$94,532
License and other revenues	—	2,058	—	—	—	2,058

Total revenues	—	85,248	—	18,887	(7,545)	96,590
Cost of goods sold	—	45,856	—	15,586	(7,545)	53,897

Gross profit	—	39,392	—	3,301	—	42,693
Operating expenses
General and administrative expenses	—	7,123	20	804	—	7,947
Sales and marketing expenses	—	9,844	—	922	—	10,766
Research and development expenses	—	11,476	—	359	—	11,835

Operating income (loss)	—	10,949	(20)	1,216	—	12,145
Interest expense	—	(6,801)	—	—	—	(6,801)
Interest income	—	1	—	40	—	41
Other income, net	—	486	—	156	—	642
Equity in earnings (losses) of affiliates	4,174	1,133	—	—	(5,307)	—

Income (loss) before income taxes	4,174	5,768	(20)	1,412	(5,307)	6,027
(Provision) benefit for income taxes	—	(1,594)	7	(266)	—	(1,853)

Net income (loss)	$4,174	$4,174	$(13)	$1,146	$(5,307)	$4,174

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Consolidating Operations Information

Nine Months Ended September 30, 2011

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$229,257	$—	$56,777	$(17,709)	$268,325
License and other revenues	—	6,445	—	—	—	6,445

Total revenues	—	235,702	—	56,777	(17,709)	274,770
Cost of goods sold	—	157,168	—	48,980	(17,709)	188,439
Loss on firm purchase commitments	—	1,879	—	—	—	1,879

Gross profit	—	76,655	—	7,797	—	84,452
Operating expenses
General and administrative expenses	—	21,956	60	1,919	—	23,935
Sales and marketing expenses	—	26,507	—	3,240	—	29,747
Research and development expenses	—	30,649	—	536	—	31,185

Operating income (loss)	—	(2,457)	(60)	2,102	—	(415)
Interest expense	—	(28,117)	—	—	—	(28,117)
Interest income	—	1	—	229	—	230
Other income, net	—	1,366	—	(68)	—	1,298
Equity in earnings (losses) of affiliates	(17,960)	2,008	—	—	15,952	—

Income (loss) before income taxes	(17,960)	(27,199)	(60)	2,263	15,952	(27,004)
(Provision) benefit for income taxes	—	9,239	21	(216)	—	9,044

Net income (loss)	$(17,960)	$(17,960)	$(39)	$2,047	$15,952	$(17,960)

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Consolidating Operations Information

Nine Months Ended September 30, 2010

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$219,082	$—	$57,030	$(23,117)	$252,995
License and other revenues	—	6,162	—	—	—	6,162

Total revenues	—	225,244	—	57,030	(23,117)	259,157
Cost of goods sold	—	115,484	—	47,224	(23,117)	139,591

Gross profit	—	109,760	—	9,806	—	119,566
Operating expenses
General and administrative expenses	—	20,477	60	2,036	—	22,573
Sales and marketing expenses	—	30,594	—	3,244	—	33,838
Research and development expenses	—	34,106	—	851	—	34,957

Operating income (loss)	—	24,583	(60)	3,675	—	28,198
Interest expense	—	(13,937)	—	—	—	(13,937)
Loss on early extinguishment of debt	—	(3,057)	—	—	—	(3,057)
Interest income	—	2	—	121	—	123
Other income, net	—	1,005	—	(473)	—	532
Equity in earnings (losses) of affiliates	7,594	2,710	—	—	(10,304)	—

Income (loss) before income taxes	7,594	11,306	(60)	3,323	(10,304)	11,859
(Provision) benefit for income taxes	—	(3,712)	21	(574)	—	(4,265)

Net income (loss)	$7,594	$7,594	$(39)	$2,749	$(10,304)	$7,594

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information

Nine Months Ended September 30, 2011

	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$600	$18,020	$—	$7,037	$(600)	$25,057

Cash flows from investing activities
Capital expenditures	—	(5,959)	—	(400)	—	(6,359)
Proceeds from dividend	149,400	—	—	—	(149,400)	—

Cash provided by (used in) investing activities	149,400	(5,959)	—	(400)	(149,400)	(6,359)

Cash flows from financing activities
Proceeds from issuance of debt, net	—	152,250	—	—	—	152,250
Consent solicitation fee	—	(3,750)	—	—	—	(3,750)
Borrowings under line of credit	—	10,000	—	—	—	10,000
Repayments of line of credit	—	(10,000)	—	—	—	(10,000)
Payments of deferred financing costs	—	(5,453)	—	—	—	(5,453)
Payment of dividend	(150,000)	(150,000)	—	—	150,000	(150,000)

Cash used in financing activities	(150,000)	(6,953)	—	—	150,000	(6,953)

Effect of foreign exchange rate on cash	—	—	—	(595)	—	(595)

Increase in cash and cash equivalents	—	5,108	—	6,042	—	11,150
Cash and cash equivalents, beginning of period	—	19,079	—	13,927	—	33,006

Cash and cash equivalents, end of period	$—	$24,187	$—	$19,969	$—	$44,156

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information

Nine Months Ended September 30, 2010

	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$65,698	$22,592	$—	$6,383	$(67,780)	$26,893

Cash flows from investing activities
Capital expenditures	—	(4,110)	—	(1,059)	—	(5,169)
Proceeds from dividend	98,078	—	—	—	(98,078)	—
Asset acquisitions	—	(215)	—	—	—	(215)

Cash provided by (used in) investing activities	98,078	(4,325)	—	(1,059)	(98,078)	(5,384)

Cash flows from financing activities
Proceeds from issuance of debt, net	—	243,658	—	—	—	243,658
Payments on term loan	—	(93,649)	—	—	—	(93,649)
Payments of deferred financing costs	—	(3,278)	—	—	—	(3,278)
Payment of dividend	(163,776)	(163,776)	—	(2,082)	165,858	(163,776)

Cash (used in) provided by financing activities	(163,776)	(17,045)	—	(2,082)	165,858	(17,045)

Effect of foreign exchange rate on cash	—	—	—	503	—	503

(Decrease)Increase in cash and cash equivalents	—	1,222	—	3,745	—	4,967
Cash and cash equivalents, beginning of period	—	21,505	—	9,975	—	31,480

Cash and cash equivalents, end of period	$—	$22,727	$—	$13,720	$—	$36,447

16. Subsequent Events

Ablavar

        On October 14, 2011, Lantheus LMI entered into a second amendment ("Amendment No. 2") to the Manufacturing and Supply Agreement, dated as of April 6, 2009 (as amended, the "Ablavar Agreement"), between LMI and Mallinckrodt LLC ("Mallinckrodt"). The Ablavar Agreement provides for the manufacture and supply by Mallinckrodt of Ablavar API and finished drug product for LMI. Among other things, Amendment No. 2 (i) extends the term of the Ablavar Agreement from September 30, 2012 until September 30, 2014, (ii) reduces the amount of API LMI is obligated to

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

16. Subsequent Events (Continued)

purchase from Mallinckrodt over the term of the Ablavar Agreement and (iii) increases the amount of finished drug product Mallinckrodt is obligated to supply to LMI and LMI is obligated to purchase from Mallinckrodt over the term of the Ablavar Agreement. As a result of Amendment No. 2, the aggregate future purchase obligations of LMI under the Ablavar Agreement have been reduced from approximately $33.8 million to approximately $20.9 million.

Inventory

        The Company relies on Ben Venue Laboratories, Inc. ("BVL"), for sole source manufacturing of DEFINITY, Neurolite and certain TechneLite accessories. The Company also relies on BVL for a majority of its Cardiolite product supply. In July 2010, BVL temporarily shut down the facility where it manufactures products for a number of customers, including the Company, in order to upgrade the facility to meet certain regulatory requirements. In anticipation of the shutdown, BVL manufactured for the Company additional inventory of these products to meet the Company's expected needs during the shutdown period, which was anticipated to end in March 2011. BVL began the process of manufacturing of Cardiolite product on September 29, 2011 and has informed the Company that it anticipates resuming manufacturing of Neurolite, DEFINITY and TechneLite accessories later in the fourth quarter of 2011. As previously disclosed, BVL must successfully complete the on-going FDA regulatory process before the Company can distribute to its customers in the U.S. products that BVL has manufactured following the shutdown. The Company can give no assurances as to when the FDA regulatory process will be completed or that BVL will be able to successfully manufacture and distribute product thereafter. If BVL is not able to provide the Company with adequate product supply for a prolonged period of time, the Company will have limited Cardiolite product supply. The Company also procures Cardiolite from a second-source manufacturer, which could help mitigate the limited product supply. Based on its current projections, the Company believes that it has sufficient DEFINITY inventory until the end of February 2012. In addition, the Company believes that it will have an alternative approved supplier of Technelite accessories shortly. The inventory of Neurolite previously supplied to the Company by BVL has now been exhausted. The Company is pursuing new manufacturing relationships to establish and secure additional long-term or alternative suppliers of Cardiolite, Neurolite and DEFINITY, but it is uncertain of the timing as to when these arrangements could provide meaningful quantities of product. In addition, if BVL is not able to provide the Company adequate product supply for a prolonged period of time, the Company will need to implement certain expense reduction and other operating and strategic initiatives beginning in 2012.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

        Some of the statements contained in this quarterly report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, including, in particular, statements about our plans, strategies, prospects and industry estimates. These statements identify prospective information and include words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "should," "predicts," "hopes" and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our liquidity, including our belief that our existing cash, cash equivalents and anticipated revenues are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months; (ii) our outlook and expectations including, without limitation, in connection with continued market expansion and penetration for our commercial products, including Ablavar, DEFINITY and TechneLite; (iii) our outlook and expectations related to the BVL shutdown and supply of Neurolite, DEFINITY and Cardiolite; and (iv) expected new product launch dates and market exclusivity periods. The foregoing is not an exclusive list of all forward-looking statements we make. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this quarterly report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

  •
  our dependence on a limited number of third-party suppliers and the instability of global molybdenum-99 ("Moly") supply;

  •
  a sustained decrease in TechneLite generator demand following the end of the global Moly shortage;

  •
  our dependence upon third-parties, including BVL, for the manufacture and supply of a substantial portion of our products (see "Inventory Supply" within the "Key Factors Affecting Our Results" section);

  •
  adverse business and financial consequences of our recent recall of lots of Cardiolite and Neurolite;

  •
  our dependence on key customers, primarily Cardinal Health, Inc. ("Cardinal"), United Pharmacy Partners, Inc. ("UPPI") and GE Healthcare, for our nuclear imaging products;

  •
  our inability to compete effectively;

  •
  continued generic competition to Cardiolite products;

  •
  our dependence upon third-party healthcare payors and the uncertainty of third-party coverage and reimbursement rates;

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

  •
  our exposure to product liability claims and environmental liability, including with respect to our recent recall of lots of Cardiolite and Neurolite;

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

  •
  costs and other risks associated with the Sarbanes-Oxley Act and Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

  •
  risks related to our outstanding indebtedness; and

  •
  other statements regarding our future operations, financial condition and prospects, and business strategies.

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

Overview

        We are a global leader in developing, manufacturing and distributing innovative diagnostic medical imaging agents and products that assist clinicians in the diagnosis of cardiovascular diseases such as coronary artery disease, congestive heart failure and stroke, peripheral vascular disease and other diseases. We were founded in 1956 as New England Nuclear Corporation and purchased by E. I. du Pont de Nemours and Company in 1981. We were subsequently acquired by BMS, as part of its acquisition of DuPont Pharmaceuticals in 2001. On January 8, 2008, with the financial sponsorship of Avista Capital, we purchased the medical imaging business from BMS for an aggregate purchase price of $518.7 million, which is now known as LMI.

        Our current marketed products are used by nuclear physicians, cardiologists, radiologists, internal medicine physicians, technologists and sonographers working in a variety of clinical settings. We sell our products to radiopharmacies, hospitals, clinics, group practices, integrated delivery networks, group purchasing organizations and, in certain circumstances, wholesalers. In addition to our marketed products, we have three products in clinical and pre-clinical development including our lead Phase 3 product, flurpiridaz F 18, a myocardial perfusion imaging agent, 18F LMI1195, a cardiac neuronal imaging agent, and BMS 753951 for the identification of vascular plaque. We expect on going investment in our clinical programs and research and development to remain an important component of our business strategy.

        We market our products globally and have operations in the United States, Puerto Rico, Canada and Australia and distribution relationships in Europe, Asia Pacific and Latin America.

Our Products

        Our principal products include DEFINITY, an ultrasound contrast agent, Cardiolite, a myocardial perfusion imaging agent, and TechneLite, a generator used to provide the radioisotope to radiolabel Cardiolite and other radiopharmaceuticals. We launched DEFINITY in 2001 and it is currently patent protected in the United States and numerous foreign jurisdictions with known or expected patent protection until 2019 and in the United States a likely patent term adjustment until 2021. Cardiolite was approved by the FDA in 1990 and its market exclusivity expired in July 2008.

        In the United States, our nuclear imaging products, including Cardiolite and TechneLite, are primarily distributed through over 350 radiopharmacies that are controlled by or associated with Cardinal, UPPI, Triad and GE Healthcare. A small portion of our sales in the United States of nuclear imaging products are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical capabilities. Sales of our contrast agents, including DEFINITY, are made through our direct sales force of approximately 70 representatives. Outside the United States, we own five radiopharmacies in Canada and two radiopharmacies in each of Puerto Rico and Australia. We also maintain a direct sales force in each of these countries. In the rest of the world, we rely on third-party distributors to market, distribute and sell our nuclear imaging and contrast agent products, either on a country-by-country basis or on a multi-country regional basis.

        The following table sets forth our revenue derived from our principal products:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2011	%	2010	%	2011	%	2010	%
Cardiolite	$15,875	18	$18,087	19	$57,696	21	$56,559	22
TechneLite	32,665	38	39,537	41	100,195	37	86,641	33
DEFINITY	17,166	20	15,007	15	50,632	18	44,142	17
Other	20,526	24	23,959	25	66,247	24	71,815	28

Total revenues	$86,232	100	$96,590	100	$274,770	100	$259,157	100

Key Factors Affecting Our Results

        Our business and financial performance have been, and continue to be, affected by the following:

Inventory Supply

        We rely on BVL for sole source manufacturing of DEFINITY, Neurolite and certain TechneLite accessories. We also rely on BVL for a majority of our Cardiolite product supply. In July 2010, BVL temporarily shutdown the facility where it manufactures products for a number of customers, including us, in order to upgrade the facility to meet certain regulatory requirements. In anticipation of the shutdown, BVL manufactured for us additional inventory of these products to meet our expected needs during the shutdown period which was anticipated to end in March 2011. As the shutdown and re-inspection periods have been longer than anticipated by BVL and ourselves, we could not meet all of the demand for certain products during the third quarter of 2011, resulting in an overall revenue decline over the prior period. BVL began the process of manufacturing of Cardiolite product on September 29, 2011 and has informed us that it anticipates resuming manufacturing of Neurolite, DEFINITY and TechneLite accessories later in the fourth quarter of 2011. As previously disclosed, BVL must successfully complete the on-going FDA regulatory process before we can distribute to our customers in the U.S. products that BVL has manufactured following the shutdown. We can give no assurances as to when the FDA regulatory process will be completed or that BVL will be able to successfully manufacture and distribute product thereafter. If BVL is not able to provide us with adequate product supply for a prolonged period of time, we will have limited Cardiolite product supply. We also procure Cardiolite from a second-source manufacturer which could help mitigate the limited product supply. Based on our current projections, we believe that we have sufficient DEFINITY inventory until the end of February 2012. In addition, we believe that we will have an alternative approved supplier of Technelite accessories shortly. The inventory of Neurolite previously supplied to us by BVL has now been exhausted. We are pursuing new manufacturing relationships to establish and secure additional long-term or alternative suppliers of Cardiolite, Neurolite and DEFINITY, but we are uncertain of the timing as to when these arrangements could provide meaningful quantities of product. In addition, if BVL is not able to provide us adequate product supply for a prolonged period of time, we will need to implement certain expense reduction and other operating and strategic initiatives beginning in 2012. See Risk Factors—"Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues."

Global Moly Supply

        Historically, our largest supplier of Moly, our highest volume raw material, has been Nordion, which has relied on the NRU reactor in Chalk River, Ontario. This reactor was off-line from May 2009 until August 2010 due to a heavy water leak in the reactor vessel. With the return to service of the NRU reactor, we have seen increased sales in both Cardiolite products and TechneLite for the nine months ended September 30, 2011.

        In response to the global Moly shortage and to minimize the risk of any potential future supply disruption, we took several steps to diversify and balance our global supply of Moly, including expanding our sourcing of Moly to include South Africa, Belgium and Australia. We are also pursuing additional sources of Moly from potential new producers around the world to further augment our current supply. In addition, we are exploring a number of alternative Moly projects with existing reactors and technologies as well as new technologies.

        For the year ended December 31, 2010, instability in the global supply of Moly and supply shortages resulted in substantial volatility in the cost of Moly in comparison to historical costs. We were able to pass some of these Moly cost increases on to our customers through our customer contracts. Additionally, the instability in the global supply of Moly has resulted in Moly producers requiring, in exchange for fixed Moly prices, supply minimums in the form of take-or-pay obligations. With less Moly, we manufactured less TechneLite and fewer generators for radiopharmacies and hospitals to make up unit doses of Cardiolite, resulting in decreased sales of TechneLite and Cardiolite in favor of other diagnostic modalities that do not use Moly.

Demand for TechneLite

        Following the global Moly supply challenge, we have experienced decreased demand for TechneLite generators from pre-shortage levels even though volume has increased in absolute terms from shortage levels following the return of our normal Moly supply in August 2010. Although, we do not know if Technetium demand will ever return to pre-shortage levels, we expect to experience some increase in sales of TechneLite generators.

        We believe that TechneLite unit volume has not returned to pre-shortage levels for a number of reasons, including: (i) changing staffing and utilization practices in radiopharmacies, which have resulted in an increased number of unit doses of Technetium-based radiopharmaceuticals being made from available amounts of Technetium; (ii) shifts to alternative diagnostic imaging modalities during the Moly supply shortage, which have not returned to Technetium-based procedures; and (iii) decreased amounts of Technetium being used in unit-doses of Technetium-based radiopharmaceuticals due to growing concerns about patient radiation dose exposure. We also believe that there has been an overall decline in the MPI study market because of decreased levels of patient studies during the Moly shortage period that have not returned to pre-shortage levels and industry-wide cost-containment initiatives that have resulted in a transition of location in which imaging procedures are performed from free standing imaging centers to the hospital setting. We expect these factors will continue to affect Technetium demand in the future. Additionally, our ability to meet the demand for TechneLite may be impacted by the BVL shutdown. See "—Inventory Supply."

Cardiolite Competitive Pressures

        Cardiolite's market exclusivity expired in July 2008. In September 2008, the first of several competing generic products to Cardiolite was launched. With continued pricing pressure from generic competitors, we also sell our Cardiolite product in the form of a generic sestamibi while at the same time continuing to sell branded Cardiolite throughout the MPI segment. We believe this strategy of selling branded as well as generic sestamibi allows us to maintain total segment share by having multiple sestamibi offerings that are attractive in terms of brand, as well as price.

        In addition to pricing pressure due to generics, Cardiolite has also faced a moderate decline in the MPI segment due to a change in professional society appropriateness guidelines, on-going reimbursement pressures, the limited availability of Moly during the recent reactor shutdowns and the increase in use of other diagnostic modalities as a result of a shift to more available imaging agents and modalities. In the latter case, given the superior safety and efficacy profile of Technetium generator-based MPI agents, with the major global Moly producers now operating again, we believe that there will be an incremental increase in orders for Cardiolite products from our channel partners. Despite these trends, we believe our share of the MPI segment only decreased from approximately one-half to approximately one-third of the entire segment from 2008 through the end of 2010 due to continued brand awareness, loyalty to the agent within the cardiology community and our strong relationships with our distribution partners.

Growth of DEFINITY

        We believe the market opportunity for our contrast agent, DEFINITY, remains quite significant. As we better educate the physician and healthcare provider community about the benefits and risks of this product, we believe we will experience further penetration of suboptimal echocardiograms. Sales of DEFINITY have continually increased quarter over quarter since June 2008, when we were able to modify the boxed warning on DEFINITY. Unit sales of DEFINITY had decreased substantially in late 2007 and early 2008 as a result of an FDA request in October 2007 that all manufacturers of ultrasound contrast agents add a boxed warning to their products to notify physicians and patients about potentially serious safety concerns or risks posed by the products. However, in May 2008, the boxed warning was modified by the FDA in response to the substantial advocacy efforts of prescribing physicians. In October 2011, we received FDA approval of further modifications to the DEFINITY label, including: further relaxing the boxed warning; eliminating the sentence in the Indication and Use section "The safety and efficacy of DEFINITY with exercise stress or pharmacologic stress testing have not been established" (previously added in October 2007 in connection with the imposition of the box warning); and including summary data from the post-approval CaRES (Contrast echocardiography Registry for Safety Surveillance) safety registry and the post-approval pulmonary hypertension study. If BVL continues to remain shutdown, however, we will be unable to manufacture DEFINITY. See "—Inventory Supply."

Product Recall Costs

        As a result of recent FDA inspections of BVL and of our own facilities in North Billerica, MA, we filed a field alert and initiated a recall of a total of six lots of Cardiolite and Neurolite manufactured for us by BVL prior to the shutdown described above. Although there have been no significant changes in product safety risk profiles with relatively stable adverse event rates being reported and although the rates of serious adverse medical events have not changed significantly and are rare for these products, our medical risk assessment determined that there was a theoretical risk to patients associated with the injection of product from these lots because of the identification of certain particulate matter in a limited number of vials from these lots, which was introduced during the BVL manufacturing process. In connection with the field alert, we conducted a 100% visual inspection for the presence of foreign matter for all unexpired lots of Cardiolite within our control, including retained vials, stability samples and any remaining inventory. We have completed the visual inspections and have concluded that the probability of patient exposure to foreign matter is very low and the overall patient risk associated with Cardiolite product in the field is very low. Accordingly, we have concluded that Cardiolite lots in the field are suitable for use. Additionally, all inspected material has been returned to active inventory status.

        In connection with the voluntary recall, our revenue in the third quarter of 2011 was negatively impacted by less than $1.0 million. We do not anticipate a significant negative financial impact to the fourth quarter of 2011 as a result of the recalled lots. We may seek reimbursement from BVL and insurance coverage from our relevant insurer. The recall activities, and any necessary future recalls, could result in decreased future demand for our products which could have a material adverse effect on our business and results of operations. In addition, depending upon the magnitude of these financial obligations, if we are unable to obtain adequate reimbursement and insurance coverage in connection with these recalled lots, our financial condition and cash flows could also be adversely affected. See Part II—Item 1A. "Risk Factors" for additional detail.

Ablavar

        Prior to the issuance of our June 30, 2011 financial statements, we performed an analysis of our expected future sales based on an updated sales forecast using actual results through June 30, 2011 and forecasted sales of our Ablavar product and recorded an inventory write-down to cost of goods sold of $13.5 million of Ablavar inventory, which represented the cost of Ablavar finished good product and API that we did not believe we would be able to sell prior to its expiration. We also evaluated our expected sales forecast for Ablavar in consideration of our supply agreement for API. Based on the updated sales forecast, coupled with the aggregate six-year shelf life of API and finished goods, we believe that we will not be able to sell all of the committed supply. As a result, prior to the issuance of our June 30, 2011 financial statements, we also recorded a reserve of $1.9 million for the loss associated with the portion of the committed purchases of Ablavar product that we do not believe we will be able to sell prior to expiry. In addition, we determined that the write down of Ablavar inventory represented an event that warranted assessment of the Ablavar intangible asset for its recoverability and concluded that the asset was not recoverable and prior to the issuance of out June 30, 2011 financial statements we recorded in cost of goods sold in the U.S. segment an impairment charge of $23.5 million to adjust the carrying value to its fair value of zero. Both the inventory write-down and the intellectual property asset impairment are recorded as cost of goods sold in the accompanying statements of operations. The Company assessed third quarter results against its current forecast, which was utilized to perform the impairment analysis in the second quarter. Sales for the third quarter were consistent with management's expectations. In the event that we do not meet our sales expectations for Ablavar or cannot sell the product we have committed to purchase prior to its expiration, we could incur additional inventory losses and/or losses on our purchase commitments.

        On October 14, 2011, LMI entered into Amendment No. 2 to the Supply Agreement dated as of April 6, 2009 between LMI and Mallinckrodt. The Ablavar Agreement provides for the manufacture and supply by Mallinckrodt of Ablavar active pharmaceutical ingredient and finished drug product for LMI. Among other things, Amendment No. 2 (i) extends the term of the Ablavar Agreement from September 30, 2012 until September 30, 2014, (ii) reduces the amount of active pharmaceutical ingredient Mallinckrodt is obligated to supply to LMI and LMI is obligated to purchase from Mallinckrodt over the term of the Ablavar Agreement and (iii) increases the amount of finished drug product Mallinckrodt is obligated to supply to LMI and LMI is obligated to purchase from Mallinckrodt over the term of the Ablavar Agreement. As a result of Amendment No. 2, the aggregate future purchase obligations of LMI under the Ablavar Agreement have been reduced from approximately $33.8 million to approximately $20.9 million.

Increases in Research and Development Expenses

        To compete successfully in the marketplace, we must make substantial investments in new product development. As a result, research and development expenses are a key factor that have historically affected our results and will continue to do so in the future. We expect that research and development expenses will fluctuate depending primarily on the timing and outcomes of clinical trials, related manufacturing initiatives and the results of our decisions based on these outcomes. We expect to incur substantial additional expenses over the next several years for clinical trials related to our product development candidates, including flurpiridaz F 18, 18F LMI1195 and BMS 753951. We also expect manufacturing expenses for some programs included in research and development expenses to increase as we support our manufacturing infrastructure for later stages of clinical development.

Description of Key Line Items

Total Revenues

        The majority of our total revenues are derived from product revenues. Product revenues can be affected by changes in raw material and finished goods availability, customer demand and competitive pressures in the market. Product pricing is reduced upon entrance of generic competition to the marketplace, offset by decreases in rebates and discounts as brand name sales are replaced by generic. License and other revenues represent licensing fees associated with one of our products and contract manufacturing performed with respect to one product for one customer. The related costs are included in cost of goods sold.

Cost of Goods Sold

        Cost of goods sold consists of manufacturing, distribution, definite lived intangible asset amortization and other costs related to our commercial products. In addition, it includes reserves established for excess or obsolete inventory. Most of our manufacturing and distribution costs are internal costs which include salaries and expenses related to managing our manufacturing, supply chain and quality assurance. Certain raw material costs and volumes are subject to product availability and variable pricing, which can have an impact on the total cost of our products in any given period. The cost of Moly was historically purchased through contractual pricing arrangements with a sole supplier. The sources of this raw material have since been diversified, which has resulted in variable pricing. With the general instability in the global supply of Moly and recent supply shortages, we have also faced increases in the cost of Moly in comparison to our historical costs. We attempt to pass these Moly cost increases on to our customers through our customer contracts.

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting, legal, information technology and human resource functions. Other costs included in general and administrative expenses are professional fees for information technology services, external legal fees, consulting and accounting services as well as bad debt expense, and certain facility and insurance costs, including director and officer liability insurance.

Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of salaries and other related costs for personnel in sales, marketing and business development and our sales operations functions, as well as other costs related to our commercial products. In the third quarter of 2009, we hired and trained a contract sales force and a medical liaison staff to prepare for the launch of Ablavar. The contract sales force associated with the Ablavar product was terminated as of December 31, 2010 and the sales function is now supported by our internal sales force. Other costs included in sales and marketing expenses include sales and marketing costs related to our co-promotion and marketing agreement, cost of product samples, promotional materials, market research and sales meetings. We expect to continue to incur sales and marketing costs associated with enhancing our sales and marketing functions and maintaining our sales force to support our commercial products.

Research and Development Expenses

        Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers for monitoring and analyzing clinical trials, regulatory costs, including user fees paid to the FDA, costs related to the development of our approved products, costs of contract research and manufacturing and the cost of facilities. In addition, research and development expenses include the cost of our medical affairs and medical information functions, which educate physicians on the scientific aspects of our commercial products and the approved indications, labeling and the costs of monitoring adverse events. After FDA approval of a product candidate, we record manufacturing expenses associated with a product as cost of goods sold rather than as research and development expenses. We expense research and development costs and patent related costs as they are incurred. Because of our ability to utilize resources across several projects, many of our research and development costs are not tied to any particular project and are allocated among multiple projects. We record direct costs on a project-by-project basis. We record indirect costs in the aggregate in support of all research and development. Development costs for clinical-stage programs, such as flurpiridaz F 18, tend to be higher than earlier stage programs such as our BMS 753951 program, because of the costs associated with conducting late-stage clinical trials and supporting manufacturing infrastructure.

Interest Expense

        Interest expense represents amounts accrued and paid on the outstanding balances, if any, under our existing indebtedness, including the Facility and the Notes plus amortization of deferred financing costs.

Provision for Income Taxes

        We account for income taxes using an asset and liability approach, with the provision (benefit) for income taxes representing income taxes paid or payable for the current year plus the change in deferred taxes during the year. Additionally, we have a tax indemnification agreement with BMS related to certain tax obligations arising prior to the acquisition, for which we have the primary legal obligation. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete events that may not occur in any given year, and are not consistent from year to year.

Results of Operations

        The following have impacted our results in the three and nine months ended September 30, 2011:

  •
  limited supply of Neurolite and Cardiolite product inventory as a result of the BVL shutdown and on-going return to service;

  •
  costs of Neurolite and Cardiolite recall from July 2011 to September 2011;

  •
  the continued increase in sales of TechneLite generators to the market following the return of a normal Moly supply in September 2010;

  •
  DEFINITY's continued ramp up of sales as a result of the product's relaunch in June 2008;

  •
  continued generic competition to Cardiolite;

  •
  limited Ablavar revenues to offset costs related to the launch and commercialization of the product; and

  •
  action taken on June 30, 2011 to reduce our work force in an effort to reduce costs and increase operating efficiency.

        Other than product recall costs, we expect the trends noted above to continue for the remainder of 2011. We also expect our research and development expenses to increase during the remainder of 2011 as we begin our Phase III clinical trial for flurpiridaz F 18.

Three and Nine Months Ended September, 30, 2011

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(dollars in thousands)	2011	2010	Change $	Change %	2011	2010	Change $	Change %
Revenues
Net product revenues	$84,091	$94,532	$(10,441)	(11)%	$268,325	$252,995	$15,330	6%
License and other revenues	2,141	2,058	83	4	6,445	6,162	283	5

Total revenues	86,232	96,590	(10,358)	(11)	274,770	259,157	15,613	6

Cost of goods sold	48,943	53,897	(4,954)	(9)	188,439	139,591	48,848	35
Loss on firm purchase commitment	—	—	—	—	1,879	—	1,879	100

Total cost of goods sold	48,943	53,897	(4,954)	(9)	190,318	139,591	50,727	36

Gross profit	37,289	42,693	(5,404)	(13)	84,452	119,566	(35,114)	(29)

Operating expenses
General and administrative expenses	8,681	7,947	734	9	23,935	22,573	1,362	6
Sales and marketing expenses	9,650	10,766	(1,116)	(10)	29,747	33,838	(4,091)	(12)
Research and development expenses	10,338	11,835	(1,497)	(13)	31,185	34,957	(3,772)	(11)

Total operating expenses	28,669	30,548	(1,879)	(6)	84,867	91,368	(6,501)	(7)

Operating income	8,620	12,145	(3,525)	(29)	(415)	28,198	(28,613)	(101)
Interest expense	(10,599)	(6,801)	(3,798)	(56)	(28,117)	(13,937)	(14,180)	(102)
Loss on early extinguishment of debt	—	—	—	—	—	(3,057)	3,057	100
Interest income	82	41	41	100	230	123	107	87
Other income (expense), net	355	642	(287)	(45)	1,298	532	766	144

(Loss) income before income taxes	(1,542)	6,027	(7,569)	(126)	(27,004)	11,859	(38,863)	(328)
(Provision) benefit for income taxes	(452)	(1,853)	1,401	76	9,044	(4,265)	13,309	312

Net (loss) income	$(1,994)	$4,174	$(6,168)	(148)%	$(17,960)	$7,594	$(25,554)	(337)%

Revenues

        Revenues are summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2011	2010	Change $	Change %	2011	2010	Change $	Change %
U.S.
Cardiolite	$10,686	$12,162	$(1,476)	(12)%	$37,845	$37,326	$519	1%
TechneLite	28,721	35,765	(7,044)	(20)	87,124	77,233	9,891	13
DEFINITY	16,934	14,685	2,249	15	49,853	43,259	6,594	15
Other currently marketed products	7,585	10,046	(2,461)	(24)	27,391	30,148	(2,757)	(9)

Total U.S. product revenues	63,926	72,658	(8,732)	(12)	202,213	187,966	14,247	8
License and other revenues	2,141	2,058	83	4	6,445	6,162	283	5

Total U.S. revenues	$66,067	$74,716	$(8,649)	(12)%	$208,658	$194,128	$14,530	7%

International
Cardiolite	$5,189	$5,925	$(736)	(12)%	$19,851	$19,233	$618	3%
TechneLite	3,944	3,772	172	5	13,071	9,408	3,663	39
DEFINITY	232	322	(90)	(28)	779	883	(104)	(12)
Other currently marketed products	10,800	11,855	(1,055)	(9)	32,411	35,505	(3,094)	(9)

Total International product revenues	$20,165	$21,874	$(1,709)	(8)	$66,112	$65,029	$1,083	2

Product revenues	$84,091	$94,532	$(10,441)	(11)%	$268,325	$252,995	$15,330	6%
License and other revenues	2,141	2,058	83	4	6,445	6,162	283	5

Total revenues	$86,232	$96,590	$(10,358)	(11)%	$274,770	$259,157	$15,613	6%

        Total revenues decreased $10.4 million, or 11%, to $86.2 million in the three months ended September 30, 2011 as compared to $96.6 million in the three months ended September 30, 2010. U.S. segment revenue decreased $8.6 million, or 12%, to $66.1 million in the same period, as compared to $74.7 million in the prior year. The decrease in revenue was primarily due to the BVL shutdown and the product recall of Cardiolite and Neurolite. See "Key Factors Affecting Our Results—Inventory Supply" and "Key Factors Affecting Our Results—Product Recall Costs." TechneLite sales decreased in the current year period as compared to the same period in the prior year. The market for TechneLite was impacted in the prior year period by a global moly shortage that affected our supply through August 2010. With the resumption of Moly availability in the third quarter of 2010 following the NRU reactor coming back on line, as well as competitive outages, we experienced higher than normal demand in that prior year period as we delivered TechneLite following the supply shortage. Thallium sales decreased primarily due to customers returning to technetium-based studies. Offsetting these decreases were increases of DEFINITY, due to an increase in the number of contrast studies performed, and Xenon as a result of price increases.

        The International segment revenues decreased $1.7 million, or 8%, to $20.2 million in the three months ended September 30, 2011 as compared to $21.9 million in the three months ended September 30, 2010. The International segment was also affected by the Cardiolite and Neurolite product shortage and recall, resulting in product shortages in certain international markets and lower sales in the third quarter of 2011 over the same period in 2010. Thallium sales decreased primarily due to customers returning to technetium-based studies. These decreases were partially offset by favorable foreign exchange rates.

        Total revenues increased $15.6 million, or 6%, to $274.8 million in the nine months ended September 30, 2011 as compared to $259.2 million in the nine months ended September 30, 2010. U.S. segment revenue increased $14.5 million, or 7%, to $208.7 million in the same period, as compared to

$194.1 million in the prior year. This increase over the prior year is primarily driven by TechneLite which was impacted by a global Moly shortage in the prior year as a result of the NRU reactor outage from May 2009 until August 2010. Revenues also increased in the U.S. segment for DEFINITY due to the increase in the number of contrast studies performed and for Xenon primarily due to price increases. Offsetting these increases were lower Thallium revenues primarily due to customers returning to technetium-based studies.

        The International segment revenues increased $1.1 million, or 2%, to $66.1 million in the nine months ended September 30, 2011 as compared to $65.0 million in the nine months ended September 30, 2010. The increase was primarily driven by favorable foreign exchange rates and higher TechneLite revenues due to an increase in global Moly availability following the NRU reactor outage. This increase was partially offset by decreased Thallium revenues as customers returned to technetium-based studies, as well as a decrease in Cardiolite and Neurolite as a result of the recent product recall and manufacturing issues, resulting in stock outs of product in certain international markets.

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

        Revenue reserves are categorized as rebates or allowances. An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates	Allowances	Total
Balance, as of January 1, 2010	$427	$41	$468
Current provisions relating to revenues in current year	3,072	555	3,627
Adjustments relating to prior years estimate	—	—	—
Payments/credits relating to revenues in current year	(2,171)	(454)	(2,625)
Payments/credits relating to revenues in prior years	(418)	(41)	(459)

Balance, as of December 31, 2010	910	101	1,011
Current provisions relating to revenues in current year	2,798	371	3,169
Adjustments relating to prior years estimate	(119)	—	(119)
Payments/credits relating to revenues in current year	(1,828)	(336)	(2,164)
Payments/credits relating to revenues in prior years	(481)	(101)	(582)

Balance, as of September 30, 2011	$1,280	$35	$1,315

        Sales rebates and other accruals were approximately $1.3 million and $910,000 at September 30, 2011 and December 31, 2010, respectively. The increase in the accrual resulted principally from the addition of contracts with rebate rights in the second half of 2010. In October 2010, we entered into a Medicaid Drug Rebate Agreement for certain of our products which did not have a material impact on our results of operations. If the demand for these products through the Medicaid program increases in the future, our rebates associated with this program could increase and could have a material impact on future results of operations.

Costs of Goods Sold

        Cost of goods sold consists of manufacturing, distribution, definite lived intangible asset amortization and other costs related to our commercial products. In addition, it includes the write off of excess and obsolete inventory.

        Cost of goods sold is summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2011	2010	Change $	Change %	2011	2010	Change $	Change %
United States	$36,381	$40,239	$(3,858)	(10)%	$150,358	$98,901	$51,457	52%
International	12,562	13,658	(1,096)	(8)	39,960	40,690	(730)	(2)

Total Cost of Goods Sold	$48,943	$53,897	$(4,954)	(9)%	$190,318	$139,591	$50,727	36%

        Total cost of goods sold decreased $5.0 million, or 9%, to $48.9 million in the three months ended September 30, 2011, as compared to $53.9 million in the three months ended September 30, 2010. U.S. segment cost of goods sold decreased $3.9 million, or 10%, to $36.4 million in same period, as compared to $40.2 million in the prior year period. International segment cost of goods sold decreased $1.1 million, or 8%, to $12.6 million for the same period, as compared to $13.7 million in the prior year period.

        For the three months ended September 30, 2011 compared to the same period for 2010, the primary contributing factor to the decrease in the U.S. segment was a decrease in TechneLite volume due to an approximate six week competitor outage in the prior period and concurrent increase in our own volume. We also experienced lower intangible amortization for customer relationships.

        Cost of goods sold in our International segment decreased $1.1 million largely due to lower Neurolite and Cardiolite volumes resulting from the longer than anticipated BVL outage and product recall.

        Total cost of goods sold increased $50.7 million, or 36%, to $190.3 million in the nine months ended September 30, 2011, as compared to $139.6 million in the nine months ended September 30, 2010. U.S. segment cost of goods sold increased $51.5 million, or 52%, to $150.4 million in same period, as compared to $98.9 million in the prior year period. International segment cost of goods sold decreased $0.7 million, or 2%, to $40.0 million for the same period, as compared to $40.7 million in the prior year period.

        For the nine months ended September 30, 2011 compared to the same period for 2010, the primary contributing factors to the increase in the U.S. segment were charges resulting from an assessment of future Ablavar sales, on-hand inventory shelf-life, committed supply and an impairment of the Ablavar patent portfolio intangible asset. We currently believe that we will not be able to sell a portion of future committed supply purchases of Ablavar product and a portion of on-hand inventory prior to its expiration. As a result, we recorded inventory and loss contract reserves. Additionally, the assessment determined that the Ablavar patent portfolio intangible asset was not recoverable and thus an impairment was recorded to write the intangible asset down to its fair value of zero. The total impact included in cost of goods sold of the inventory reserve, the loss contract reserve and the intangible impairment was $38.9 million. The U.S. segment also incurred higher costs as we produced more TechneLite after the return to normal Moly supply following the outage of the NRU reactor in Chalk River, Ontario. Increases in Thallium and Gallium costs also occurred as a result of lower International segment volume, the effect of which burdens the U.S. segment with a greater share of manufacturing overhead expenses. We also experienced higher Neurolite manufacturing costs due to unabsorbed capacity resulting from lower volume due to the longer than expected BVL shutdown and product recall.

        Cost of goods sold in our International segment decreased primarily due to lower Neurolite cost as a result of lower volume due to the longer than expected BVL outage and product recall. We also experienced lower Thallium cost as we produced lower volume as a result of customers switching to technetium-based studies. These decreases were partially offset by higher TechneLite costs due to an increase in volume associated with the return of normal Moly supply.

Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2011	2010	Change $	Change %	2011	2010	Change $	Change %
United States	$29,686	$34,476	$(4,790)	(14)%	$58,300	$95,234	$(36,934)	(39)%
International	7,603	8,217	(614)	(7)	26,152	24,332	1,820	7

Total Gross Profit	$37,289	$42,693	$(5,404)	(13)%	$84,452	$119,566	$(35,114)	(29)%

        Total gross profit decreased $5.4 million, or 13%, to $37.3 million in the three months ended September 30, 2011, as compared to $42.7 million in the three months ended September 30, 2010. U.S. segment gross profit decreased $4.8 million, or 14%, to $29.7 million in same period, as compared to $34.5 million in the prior year period. International segment gross profit decreased $0.6 million, or 7%, to $7.6 million for the same period, as compared to $8.2 million in the prior year period.

        Gross profit in the U.S. segment decreased primarily due to lower profit from Neurolite and Cardiolite due to the longer than anticipated BVL outage, product recall, reinspection of product within the our control as a result of the recall, and market decline. We also experienced lower profit from Technelite and from Thallium due to customers returning to technetium-based studies. These decreases were partially offset by an increase in profit contributed by DEFINITY as demand continues to increase subsequent to the relaunch of the product, higher profit from Xenon due to an increase in price and lower intangible amortization for customer relationships.

        Gross profit in our International segment decreased $0.6 million largely due to lower Thallium volume as customers returned to technetium-based studies and lower Cardiolite revenues. These decreases were offset partially by, increased Third Party and Other Product profit due to higher revenues from flourodeoxyglucose (18F) ("FDG") and generic sestamibi.

        Total gross profit decreased $35.1 million, or 29%, to $84.5 million in the nine months ended September 30, 2011, as compared to $119.6 million in the nine months ended September 30, 2010. U.S. segment gross profit decreased $36.9 million, or 39%, to $58.3 million, as compared to $95.2 million in the prior year period. International segment gross profit increased $1.8 million, or 7%, to $26.2 million for the same period, as compared to $24.3 million in the prior year period.

        Gross profit in the U.S. segment decreased primarily due to the $38.9 million expense arising from the Ablavar matter previously discussed. We also experienced a decrease in Thallium profit due to customers sourcing product from competitors and a decrease in Neurolite profit relating to the longer than anticipated BVL outage and product recall coupled with higher manufacturing costs. These decreases were partially offset by an increase in DEFINITY profit as demand continues to increase subsequent to the relaunch of the product and higher profit from Xenon due to an increase in price.

        For the nine months ended September 30, 2011, excluding the impact of the $38.9 million Ablavar related charges included in cost of goods sold, gross profit in the U.S. segment would have been $97.2 million.

        Gross profit in our International segment increased largely due to an increase in TechneLite profit following the return to normal Moly supply. We also experienced higher third party and other products profit due to lower material costs and higher revenues from FDG and generic sestamibi. Offsetting part of the increase was a decrease in Thallium profit due to lower volume as customers returned to technetium-based studies.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2011	2010	Change $	Change %	2011	2010	Change $	Change %
United States	$8,565	$9,725	$(1,160)	(12)%	$26,015	$30,210	$(4,195)	(14)%
International	1,085	1,041	44	4	3,732	3,628	104	3

Total Sales and Marketing	$9,650	$10,766	$(1,116)	(10)%	$29,747	$33,838	$(4,091)	(12)%

        Sales and marketing expenses consist primarily of salaries and related costs for personnel in field sales, marketing, business development, and customer service functions. Other costs in sales and marketing expense include the development and printing of advertising and promotional material, professional services, market research, and sales meetings.

        For the three months ended September 30, 2011 compared to the three months ended September 30, 2010, sales and marketing expense decreased $1.1 million, or 10%. In the U.S. segment, the decrease related primarily to the discontinued use of a contracted sales force supporting Ablavar, as part of a sales force reorganization in the fourth quarter of 2010. Ablavar is now completely supported by our internal sales force. Additionally, Ablavar related market research and advertising and promotion expenses decreased from the prior period driven by cost control efforts.

        For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, sales and marketing expenses decreased $4.1 million, or 12%. In the U.S. segment, the decrease related primarily to the discontinued use of a contracted sales force supporting Ablavar, as well as lower compensation costs related to a non-recurring reduction of stock compensation expense; the result of an expired liability award.

        For the three and nine months ended September 30, 2011, the International segment sales and marketing expense remained relatively flat.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2011	2010	Change $	Change %	2011	2010	Change $	Change %
United States	$8,051	$7,143	$908	13%	$22,016	$20,537	$1,479	7%
International	630	804	(174)	(22)	1,919	2,036	(117)	(6)

Total General and Administrative	$8,681	$7,947	$734	9%	$23,935	$22,573	$1,362	6%

        General and administrative expenses consist of salaries and related costs for personnel in executive, finance, legal, information technology and human resource functions. Other costs in general and administrative include professional fees for information technology services, external legal fees, consulting and accounting services as well as bad debt expense, and certain facility and insurance costs, including director and officer liability insurance.

        For the three months ended September 30, 2011 compared to the three months ended September 30, 2010, general and administrative expense increased $734,000, or 9%. The increase primarily related to the U.S. segment salaries; benefits for increased health care claim activity on our self-insured medical policy; adjustments to stock compensation expense; as well as, legal expenses related to a business interruption insurance claim. These increases were partly offset with lower professional services driven by cost control efforts.

        For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, general and administrative costs increased $1.5 million, or 7%. The increase primarily related to U.S. segment legal expenses for a business interruption insurance claim, as well as higher salaries and benefits. These increases were partly offset by adjustments to stock compensation expense, and lower professional services driven by cost control efforts.

        For the three months and nine months ended September 30, 2011, general and administrative costs in the International segment decreased $174,000, or 22%, and $117,000, or 6%, respectively. This decrease was primarily driven by lower bad debt expense.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2011	2010	Change $	Change %	2011	2010	Change $	Change %
United States	$10,195	$11,476	$(1,281)	(11)%	$30,649	$34,106	$(3,457)	(10)%
International	143	359	(216)	(60)	536	851	(315)	(37)

Total Research and Development	$10,338	$11,835	$(1,497)	(13)%	$31,185	$34,957	$(3,772)	(11)%

        Total research and development expense decreased $1.5 million, or 13%, to $10.3 million in the three months ended September 30, 2011, as compared to $11.8 million in the three months ended September 30, 2010. In the U.S. segment, research and development expense decreased $1.3 million, or 11%, to $10.2 million, as compared to $11.5 million in the prior year period. In the International segment, research and development expenses decreased $0.2 million, or 60%, to $0.1 million, as compared to $0.3 million in the prior year period. The decrease in expense in the U.S. segment was primarily due to the timing of clinical activity related to our flurpiridaz F 18 program. During the third quarter of 2011, we were enrolling patients and activating sites for our flurpiridaz F 18 Phase 3 trial, as compared to the same period in 2010, when we had costs related to multiple clinical trials, primarily associated with the conclusion of the flurpiridaz F 18 Phase 2 clinical trial and our DEFINITY Phase 4 clinical trial. This reduction of clinical activity in the third quarter of 2011 results from changes in purchases of drug products, lab supplies, and lower clinical site monitoring costs. In addition, we had a decrease associated with our drug safety for our commercial products, a onetime new drug application ("NDA") regulatory filing fee for our DEFINITY product and in the third quarter of 2011, realized a decrease to compensation and related personnel costs associated with a reduction in workforce in June 2011.

        Total research and development expense decreased $3.8 million, or 11%, to $31.2 million in the nine months ended September 30, 2011, as compared to $35.0 million in the nine months ended September 30, 2010. In the U.S. segment, research and development expense decreased $3.5 million, or 10%, to $30.6 million, as compared to $34.1 million in the prior year period. In the International segment, research and development expenses decreased $0.3 million, or 37%, to $0.5 million, as compared to $0.8 million in the prior year period. The decrease in expense in the U.S. segment was primarily due to the timing of clinical activity related to our flurpiridaz F 18 program. During the first nine months of 2011, we were primarily in the planning and preparation stage for our flurpiridaz F 18

Phase 3 trial. We enrolled our first patient near the end of the second quarter and continued to actively enroll patients and activate sites during the third quarter, as compared to the same period in 2010, when we had costs related to multiple clinical trials, primarily the flurpiridaz F 18 Phase 2 clinical trial in which we enrolled our last patient in the second quarter of 2010 and our DEFINITY Phase 4 clinical trial, offset in part, by the closure of our Cardiolite Pediatrics clinical trial. This reduction of clinical activity results from changes in purchases of drug products, lab supplies, lower clinical site monitoring costs and consultants. In addition, we had a decrease associated with drug safety costs for our commercial products, and our independent medical education grants caused by the timing of services, as well as onetime NDA regulatory filing fee for our DEFINITY product. These were all offset by increased compensation costs as part of a reduction in workforce in June 2011.

        We anticipate that our research and development expenses for the balance of 2011 will primarily relate to the support of our flurpiridaz F 18 Phase 3 trial.

Other Income (Expense), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2011	2010	Change $	Change %	2011	2010	Change $	Change %
Interest expense	$(10,599)	$(6,801)	$(3,798)	(56)%	$(28,117)	$(13,937)	$(14,180)	(102)%
Loss on early extinguishment of debt	—	—	—	—	—	(3,057)	3,057	100
Interest Income	82	41	41	100	230	123	107	87
Other Income, Net	355	642	(287)	(45)	1,298	532	766	144

Total Other Expense, net	$(10,162)	$(6,118)	$(4,044)	(66)%	$(26,589)	$(16,339)	$(10,250)	(63)%

Interest Expense

        For the three and nine months ended September 30, 2011 compared to the same period in 2010, interest expense increased by $3.8 million and $14.2 million, respectively, as a result of the issuance of the Notes in May 2010 and March 2011. The proceeds from the Existing Notes were utilized to repay the then existing debt in full and to pay a dividend to Holdings to allow it to repay its then outstanding demand note and to redeem a portion of its 14% Series A Preferred Stock at the accreted value. The proceeds from the New Notes were utilized to pay a dividend to Holdings to allow it to fully redeem the balance of its 14% Series A Preferred Stock and to pay a dividend to the holders of its common securities and stock options. See Note 10, "Financing Arrangements" to our unaudited consolidated financial statements.

        During the three months ended September 30, 2011, we borrowed $10 million from our revolving credit facility due to uncertainties in the credit markets associated with the U.S. government's debt ceiling crisis. This amount was repaid prior to September 30, 2011.

Interest Income

        For the three and nine months ended September 30, 2011 compared to the same period in 2010, interest income increased by $41,000 and $107,000, respectively as a result of an increase in cash in interest bearing accounts.

Other Income, net

        For the three and nine months ended September 30, 2011 compared to the same period in 2010, other income, net increased as a result of the tax indemnification offset slightly by foreign currency exchange.

Provision for Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2011	2010	Change $	Change %	2011	2010	Change $	Change %
Benefit (provision) for income taxes	$(452)	$(1,853)	1,401	76%	$9,044	$(4,265)	$13,309	312%

        For the three months ended September 30, 2011, compared to the same period in 2010, income tax expense decreased due primarily to lower pre-tax losses, which were offset by uncertain tax positions. For the nine months ended September 30, 2011 compared to the same period in 2010, benefit for income taxes increased, due primarily to the impairment of Ablavar intangible assets and write-down of Ablavar inventory.

Liquidity and Capital Resources

Cash Flows

        The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
(dollars in thousands)	2011	2010	$ Change
Cash provided by (used in):
Operating activities	$25,057	$26,893	$(1,836)
Investing activities	$(6,359)	$(5,384)	$(975)
Financing activities	$(6,953)	$(17,045)	$10,092

Net Cash Provided by Operating Activities

        Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash provided by operating activities is primarily driven by our earnings and changes in working capital. The decrease in cash provided by operating activities for the nine months ended September 30, 2011 as compared to 2010 was primarily driven by decreases in liabilities and increases in inventory.

Net Cash Used in Investing Activities

        Net cash used in investing activities in the three and nine months ended September 30, 2011 and 2010 primarily reflect the purchase of property and equipment.

Net Cash Used in Financing Activities

        Since 2010, our primary source of cash flows from financing activities has been the proceeds from the issuance of the Notes. Going forward, we expect our primary source of cash flows from financing activities to be further issuances of securities or other financing arrangements into which we may enter. Our primary historical uses of cash in financing activities are principal payments on our term loan and line of credit as well as dividends to Holdings, our parent. On March 21, 2011, we issued an additional $150.0 million of Notes. The net proceeds of these Notes were used to pay a dividend to Holdings, which utilized the dividend to redeem its 14% Series A Preferred Stock at the accreted value of $44.0 million and to pay a $106.0 million dividend to the holders of its common securities and stock options.

Internal Sources of Liquidity

        Our internal sources of liquidity are derived from cash and cash equivalents of $44.2 million as of September 30, 2011, as well as revenues primarily from the sale of Cardiolite, Technelite and Definity.

External Sources of Liquidity

        On May 10, 2010, LMI issued $250.0 million in aggregate principal amount of 9.750% Senior Notes due in 2017 at face value, net of issuance costs of $10.1 million, under the Indenture. The net proceeds were used to repay $77.9 million due under LMI's outstanding credit agreement and to issue a $163.8 million dividend to Holdings. Holdings utilized the dividend to repay a $75.0 million Demand Note and to repurchase $90.0 million of Holdings' Series A Preferred Stock at the accreted value. The $75.0 million Demand Note was issued in June 2009, was payable on demand and had an interest rate equal to the greater of the prime rate plus 2.25% or LIBOR plus 5.0%; the interest rate at December 31, 2009 was 5.5%. On February 2, 2011, LMI consummated an exchange offer where LMI exchanged $250.0 million aggregate principal amount of Notes for an equal principal amount of Notes that were registered under the Securities Act, with substantially identical terms in all respects. On March 21, 2011, LMI issued an additional $150.0 million in aggregate principal amount of Notes, at face value, net of issuance costs of $4.9 million, under the Indenture, as supplemented by the First Supplemental Indenture, dated as of March 14, 2011, and the Second Supplemental Indenture, dated as of March 21, 2011. The net proceeds were used to fund a $150.0 million dividend to Holdings. Holdings utilized the dividend to repurchase approximately $44 million of Holdings' Series A Preferred Stock at the accreted value and to issue an approximately $106 million dividend to our common securityholders. On May 10, 2011, LMI consummated an exchange offer where LMI exchanged $150.0 million aggregate principal amount of Notes for an equal principal amount of Notes registered under the Securities Act, with substantially identical terms in all respects.

        The Notes mature on May 15, 2017. Interest on the Notes accrues at a rate of 9.750% per year and is payable semiannually in arrears on May 15 and November 15 commencing on November 15, 2010 for the Notes issued on May 10, 2010 and May 15, 2011 for the Notes issued on March 21, 2011. Our annual interest expense has increased from $24.4 million to $39.0 million as a result of the March 21, 2011 issuance of the Notes.

        In connection with the May 10, 2010 refinancing described above, LMI entered into the Facility with the ability to request the lenders to increase the revolving credit facility by an additional amount of up to $15.0 million at the discretion of the lenders. In March 2011, LMI received the consent of the lenders under the Facility to amend the agreement to allow us to use the net proceeds of the March 2011 issuance as described above. The amendment also increased the consolidated total leverage ratio to accommodate the March 2011 issuance and decreased the consolidated interest coverage ratio to accommodate the associated increase in semiannual interest payments. Additionally, the amendment adjusted the effective interest rate of borrowings thereunder. The amendment was consummated concurrently with the consummation of the March 2011 issuance. Interest on the Facility will be at either LIBOR plus 3.75% or the Reference Rate (as defined in the agreement) plus 2.75%. The Facility expires on May 10, 2014, at which time all outstanding borrowings are due and payable. At September 30, 2011, LMI had $42.5 million of borrowing availability under the Facility.

        The Notes and the Facility contain affirmative and negative covenants, as well as restrictions on the ability of LMI, Lantheus Intermediate and its subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) repay subordinated indebtedness prior to its stated maturity; (iii) pay dividends on, repurchase or make distributions in respect of its capital stock or make other restricted payments; (iv) make certain investments; (v) sell certain assets; (vi) create liens; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (viii) enter into certain transactions with our affiliates. The Notes contain customary events of default provisions, including payment default and cross-acceleration for non-payment of any outstanding indebtedness, where such indebtedness exceeds $10.0 million. The Facility also contains customary default provisions and the Company is required to comply with financial covenants in the Facility including a total leverage ratio and interest coverage ratio, beginning with the quarter ended September 30, 2010, as well as limitations on the amount of capital expenditures.

        The Facility also requires us to comply with financial covenants, including a total leverage ratio and interest coverage ratio, beginning with the quarter ended March 31, 2011, as well as limitations on the amount of capital expenditures. The financial ratios are determined by Facility EBITDA. The total leverage ratio is the financial covenant that is currently the most restrictive, which requires Lantheus Intermediate and its Subsidiaries (as defined in the Facility) to maintain a leverage ratio as defined in the table below:

Revolving Credit Facility Financial Covenants

Period	Total Leverage Ratio	Interest Coverage Ratio
Q1 2011	5.50 to 1.00	1.75 to 1.00
Q2 2011	5.50 to 1.00	1.75 to 1.00
Q3 2011	5.25 to 1.00	1.75 to 1.00
Q4 2011	5.00 to 1.00	2.00 to 1.00
Q1 2012	4.75 to 1.00	2.00 to 1.00
Q2 2012	4.50 to 1.00	2.15 to 1.00
Q3 2012	4.50 to 1.00	2.15 to 1.00
Q4 2012	4.25 to 1.00	2.25 to 1.00
Q1 2013	4.25 to 1.00	2.25 to 1.00
Q2 2013	4.25 to 1.00	2.25 to 1.00
Q3 2013	4.25 to 1.00	2.25 to 1.00
Thereafter	3.75 to 1.00	2.25 to 1.00

        As of September 30, 2011, we were in compliance with all applicable financial covenants. As of September 30, 2011 and the date hereof, there were no amounts outstanding under the Facility. If BVL is not able to provide us adequate product supply for a prolonged period of time, we will need to implement certain expense reduction and other operating and strategic initiatives beginning in 2012. If we are not successful in those initiatives, we could, at some time in the future, be in non-compliance with one or more of the financial ratio covenants in the Facility. If this were to occur, we would seek either an amendment to our Facility or a waiver of the appropriate financial covenants to eliminate such potential default. There can be no assurance that we would be able to obtain an amendment or waiver from our lenders.

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

  •
  the effect of the BVL shutdown and other inventory supply issues;

  •
  the level of product sales of our currently marketed products and any additional products that we may market in the future;

  •
  the scope, progress, results and costs of development activities for our current product candidates and whether we obtain one or more partners to help share such development costs;

  •
  the costs, timing and outcome of regulatory review of our product candidates;

  •
  the number of, and development requirements for, additional product candidates that we pursue;

  •
  the costs of commercialization activities, including product marketing, sales and distribution and whether we obtain one or more partners to help share such commercialization costs;

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

  •
  the legal costs relating to maintaining, expanding and enforcing our intellectual property portfolio, pursuing insurance or other claims and defending against product liability, regulatory compliance or other claims;

  •
  the cost of interest on any additional debt which we incur under our financing arrangements.

        If BVL is not able to provide us adequate product supply for a prolonged period of time, we will need to implement certain expense reduction and other operating and strategic initiatives beginning in 2012.

        To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements, sale/leasebacks or other financing alternatives, to the extent such transactions are permissible under the covenants of the Notes and the Facility. If any of the transactions require a waiver under the covenants in the Notes and the Facility, which could result in additional expenses associated with obtaining the amendment or waiver, we will seek to obtain such a waiver to remain in compliance with the covenants of the Notes and the Facility. However, we cannot assure you that such a waiver would be granted, or that additional capital will be available on acceptable terms, if at all.

        Our only committed external source of funds is borrowing availability under the Facility. As of September 30, 2011, we had $42.5 million of borrowing availability under the Facility, and there were no amounts outstanding thereunder. Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all.

        As of September 30, 2011, we had $44.2 million of cash and cash equivalents. In addition, the Company had included $3.2 million in accounts payable related to its purchases of property, plant and equipment at December 31, 2010, which is reflected in the change in accounts payable on the statement of cash flows.

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, certain suppliers, contingent royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. The following table summarizes our contractual obligations as of September 30, 2011:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Debt obligations (principal)	$400,000	$—	$—	$—	$400,000
Interest on debt obligations	234,000	39,000	78,000	78,000	39,000
Operating leases(1)	4,500	969	1,805	918	808
Purchase obligations(2)(4)	160,252	89,922	70,330	—	—
Asset retirement obligation	4,744	—	—	—	4,744
Other long-term liabilities(3)	35,101	—	—	—	35,101

Total contractual obligations	$838,597	$129,891	$150,135	$78,918	$479,653

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

(4)
On October 14, 2011, we entered into Amendment No. 2 to the Ablavar Agreement, between LMI and Mallinckrodt. See "—Key Factors Affecting Our Results—Ablavar Write-downs." After giving pro forma effect to the amendment, as of September 30, 2011, the total remaining purchase commitment under the amended agreement would be approximately $20.9 million.

Critical Accounting Estimates

        The discussion and analysis of our financial position and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and related allowances, inventory, impairments of long-lived assets including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, valuation of investments, research and development expenses, contingencies and litigation, and share-based payments. For the quarter ended September 30, 2011, our critical estimates included estimates related to what we believe to be our portion of the fee payable to the Federal Government by Pharmaceutical Manufacturers pursuant to ASU 2010-027. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

        Please read Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of our critical accounting estimates. There have been no material changes to our critical accounting policies in the nine months ended September 30, 2011.

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

Interest Rate Risk

        We are subject to interest rate risk in connection with the Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of September 30, 2011, there was no amount outstanding under the Facility. Any increase in the interest rate under the Facility will have a negative impact on our future earnings, depending on the outstanding balance of the Facility during the respective period.

Foreign Currency Risk

        We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the nine months ended September 30, 2011 and 2010, the net impact of foreign currency changes on transactions was a loss of $22,000 and $415,000, respectively. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

        Gross margins of products we manufacture at our U.S. plants and sell in currencies other than the U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on total revenue for each of the nine month periods ended September 30, 2011 and 2010 was 30.7% and 46.1%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the nine months ended September 30, 2011, we estimate our gross margin on total sales would have been 30.8%, 30.9% and 31.0%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the nine months ended September 30, 2010, we estimate our gross margin on total net product sales would have been 46.2%, 46.4% and 46.7%, respectively.

        In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar (in which we report our consolidated financial results); our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar.

        If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales and net income for the nine months ended September 30, 2011 would have been impacted by approximately the following amounts:

	Approximate Decrease in Net Revenue	Approximate Decrease in Net Income
	(dollars in thousands)
1%	$(461)	$(14)
5%	(2,306)	(70)
10%	(4,612)	(139)

        If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales and net income for the year ended December 31, 2010 would have been impacted by approximately the following amounts:

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

Changes in Internal Control Over Financial Reporting

        There have been no changes during the quarter ended September 30, 2011 in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time we are a party to various legal proceedings arising in the ordinary course of business. In addition, we have in the past been, and may in the future be, subject to investigations by regulatory authorities which expose us to greater risks associated with litigation, regulatory or other proceedings, as a result of which we could be required to pay significant fines or penalties. The outcome of litigation, regulatory or other proceedings cannot be predicted with certainty and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to us. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against us, could materially and adversely affect our financial condition or results of operations.

        On December 16, 2010, LMI filed suit against one of its insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply challenge. The claim is the result of the shutdown of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010 due to a "heavy water" leak in the reactor vessel. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. On April 4, 2011, the parties had their first pre-trial conference in United States District Court for the Southern District of New York, and discovery has commenced and is continuing. We cannot be certain what amount, if any, or when, if ever, we will be able to recover for business interruption losses related to this matter.

        Except as noted above, as of September 30, 2011, we had no material ongoing litigation, regulatory or other proceeding and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

Item 1A.    Risk Factors

        Except as set forth below, there have been no changes in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. For further information, refer to Part I—Item IA. "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

        The following risk factors replace and supersedes, in their entirety, the risk factors regarding our third party suppliers and ability to introduce new products in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010:

Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues.

        We obtain a substantial portion of our products from third party suppliers. We rely on sole source manufacturing for DEFINITY, Neurolite and certain of our TechneLite accessories at Ben Venue Laboratories, Inc. ("BVL") and Ablavar at Covidien's Mallinckrodt business unit. We also rely on BVL for a majority of our Cardiolite supply. In August 2011, BVL announced that it will be transitioning out of the contract manufacturing business over the next few years. We have a back-up manufacturer for a limited supply of Cardiolite and we are seeking additional manufacturers for Cardiolite, Neurolite, DEFINITY and our TechneLite accessories, the latter of which we believe we are close to finalizing. We are in the process of implementing a plan to ensure the expedited transfer of all our BVL produced products to other contract manufacturer sites. In addition, for reasons of quality assurance or cost effectiveness, we purchase certain components and raw materials from sole suppliers. Because we do not control the actual production of many of the products we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control. At our North Billerica, Massachusetts facility, we manufacture TechneLite on a relatively new, highly automated production line, as well as Thallium and Gallium using our older cyclotron technology. If we or one of our manufacturing partners experiences an event, including a labor dispute, natural disaster, fire, power outage, security problem, failure to meet regulatory requirements, product quality issue or other issue, we may be unable to manufacture the relevant products at previous levels, if at all. Due to the stringent regulations and requirements of the governing regulatory authorities regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials.

        In July 2010, BVL temporarily shutdown the facility where they manufacture products for a number of customers, including us, in order to upgrade the facility to meet certain regulatory requirements. BVL had previously planned for the shutdown to run through March 2011 and to resume production of our products in April 2011. In anticipation of the shutdown, BVL manufactured for us additional inventory of these products to meet our expected needs during this period. BVL began the process of manufacturing Cardiolite product on September 29, 2011 and has informed us that it anticipates resuming manufacturing of Neurolite, DEFINITY and TechneLite accessories later in the fourth quarter of 2011. Before we can distribute to our U.S. customers products that BVL has manufactured following the shutdown, BVL must successfully complete an FDA regulatory process that is currently on-going. We can give no assurances as to when the FDA regulatory process will be completed or that BVL will be able to successfully manufacture and distribute product thereafter. Even if BVL is able to successfully complete the FDA regulatory process, it is possible that in certain countries regulatory authorities may prohibit us from marketing products manufactured by BVL. While we have a limited number of other suppliers, if our inability to distribute products manufactured by BVL is prolonged, we may be unable to sell Cardiolite, Neurolite, DEFINITY and TechneLite accessories in amounts comparable to periods prior to the shutdown. This could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

        In addition, as a result of recent FDA inspections at BVL and our own facilities in North Billerica, MA, we filed a field alert and conducted recall activities in connection with a total of six lots of Cardiolite and Neurolite manufactured by BVL prior to the shutdown. Although there were no significant changes in product safety risk profiles with relatively stable adverse event rates being reported and although the rates of serious adverse medical events had also not changed significantly and are rare for these products, our medical risk assessment determined that there was a theoretical risk to patients associated with the injection of product from these lots because of the identification of certain particulate matter in a limited number of vials from these lots, which was introduced during the BVL manufacturing process. In connection with the field alert, we conducted a 100% inspection for the presence of foreign matter for all unexpired lots of Cardiolite within our control, including retained vials, stability samples and any remaining inventory. After completing the inspections, we concluded that the probability of patient exposure to foreign matter is very low and the overall patient risk associated with Cardiolite product in the field is very low. Accordingly, we concluded that Cardiolite lots in the field were suitable for use and all inspected material was returned to active inventory status. In addition we have implemented a number of additional internal procedures to further enhance our quality systems. In connection with the voluntary recall, our revenue in the third quarter of 2011 was negatively impacted by less than $1.0 million. We do not anticipate a significant negative financial impact to the fourth quarter of 2011 as a result of the recalled lots. We may seek reimbursement from BVL and insurance coverage from our relevant insurer. These recall activities, and any necessary future recalls, could result in decreased future demand for our products which could have a material adverse effect on our business and results of operations.

        In addition to our existing manufacturing relationships, we are also pursuing new manufacturing relationships to establish and secure additional or alternative suppliers for DEFINITY, Cardiolite and

Neurolite and we believe we are close to finalizing a relationship with a new supplier of TechneLite accessories. We cannot assure you, however, that these activities will be maintained, will be successful, or that before such second source manufacturers are fully functional that we will be able to avoid or mitigate possible interim supply shortages. In addition, we cannot assure you that our existing suppliers or any new suppliers can adequately maintain either their financial health or regulatory compliance to allow continued production and supply. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Challenges with product quality or product performance, including defects, caused by us or our suppliers could result in a decrease in customers and sales, unexpected expenses and loss of market share.

        The manufacture of our products is highly exacting and complex and must meet stringent quality requirements, due in part to strict regulatory requirements, including the FDA's cGMPs. Problems may arise during manufacturing for a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors. Additionally, manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. Such events could lead to a recall of, or issuance of a safety alert relating to, our products. We also may undertake voluntarily to recall products or temporarily shutdown production lines based on internal safety and quality monitoring and testing data.

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

        For example, as a result of recent FDA inspections at BVL and at our own facilities in Billerica, MA, we filed a field alert and conducted a recall in connection with a total of six lots of Cardiolite and Neurolite manufactured for us by BVL prior to the shutdown. See "—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues." This recall and any necessary future recalls, could result in decreased future demand for our products which could have a material adverse effect on our business and results of operations.

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

  •
  the timing of our market entry;

  •
  our ability to market and distribute our products effectively, including, in the case of our flurpiridez F 18, the creation of a complex field-based manufacturing and distribution network involving PET cyclotrons located at radiopharmacies where the agent will be manufactured and distributed rapidly to end-users, given the agent's 110-minute half-life; and

  •
  market acceptance of our products, including, in the case of DEFINITY, appropriate resources to administer an intravenous agent during an echocardiography procedure, and in the case of flurpiridez F 18, sufficient market penetration of PET cameras to which nuclear cardiologists have reasonable access.

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

        In addition, in the case of a comparatively new product such as Ablavar, because the market acceptance of Ablavar has been much slower than we initially anticipated and because of the magnitude of the required purchase minimums originally contained in the agreement with Mallinckrodt, we have entered into two separate amendments to the agreement in August 2010 and October 2011 to reduce the minimum purchase requirements. Significant cash outflows will still be required during the term of this purchase commitment and for costs incurred in connection with the product launch, with limited cash inflows from Ablavar until market penetration increases further. In addition, in the fourth quarter of 2010, we recorded an inventory write-down of approximately $10.9 million for Ablavar finished good product that has already been manufactured by Mallinckrodt that will likely expire prior to its sale to and use by customers. In the second quarter of 2011, we recorded an impairment charge of $23.5 million, the full remaining value of the product's intellectual property, as well as a further inventory write-down of approximately $13.5 million and a reserve of $1.9 million for the loss associated with the portion of committed purchases of Ablavar that we do not believe we will be able to sell prior to product expiry. To the extent any of the products we manufacture become less available because of supply constraints or other events beyond our control, our current customers may begin to favor a competing agent or a competing diagnostic modality which could have a material adverse effect on our business, results of operation, financial condition and cash flows. This could be one of the possible results of our recent recall of lots of Cardiolite and Neurolite.

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

Item 6.    Exhibits

10.1	†	Amendment No. 2 to Manufacturing and Supply Agreement dated October 14, 2011 by and between Lantheus Medical Imaging, Inc. and Mallinckrodt LLC (a subsidiary of Covidien PLC).
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Furnished herewith.

†
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS MEDICAL IMAGING, INC.
By:	/s/ DONALD R. KIEPERT
	Name:	Donald R. Kiepert
	Title:	President and Chief Executive Officer
	Date:	November 14, 2011

LANTHEUS MEDICAL IMAGING, INC.
By:	/s/ ROBERT P. GAFFEY
	Name:	Robert P. Gaffey
	Title:	Chief Financial Officer and Treasurer
	Date:	November 14, 2011

EXHIBIT INDEX

Exhibit Number		Description
10.1	†	Amendment No. 2 to Manufacturing and Supply Agreement, dated October 14, 2011, by and between Lantheus Medical Imaging, Inc. and Mallinckrodt LLC (a subsidiary of Covidien PLC).

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Furnished herewith.

†
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.