Form 10-K
period 2011-12-31
Lantheus Medical Imaging, Inc.
filed 2012-03-30
CIK 1500157

Use these links to rapidly review the document

Item 15. Exhibits and Financial Statement Schedules

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes ☐    No ☒

        The registrant is a privately-held corporation, and accordingly, as of June 30, 2011, there is no public market for its common stock. The registrant had one thousand shares of common stock, $0.01 par value per share, issued and outstanding as of March 30, 2012.

PART I

Cautionary Note Regarding Forward-Looking Statements

        Some of the statements contained in this annual report are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, including, in particular, statements about our plans, strategies, prospects and industry estimates. These statements identify prospective information and include words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "should," "predicts," "hopes" and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our liquidity, including our belief that our existing cash, cash equivalents and anticipated revenues are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months; (ii) our outlook and expectations including, without limitation, in connection with continued market expansion and penetration for our commercial products, including DEFINITY, Ablavar and TechneLite; (iii) expected new product launch dates and market exclusivity periods; and (iv) outlook and expectations related to supply challenges following the Ben Venue Laboratories, Inc., or BVL, shutdown. The foregoing is not an exclusive list of all forward-looking statements we make. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this annual report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

  •
  our dependence upon third parties for the manufacture and supply of a substantial portion of our products, including our current dependence on BVL, as the sole source manufacturer for DEFINITY and Neurolite and as our primary manufacturer for Cardiolite products;

  •
  risks associated with BVL's manufacturing of our products and the regulatory requirements related thereto;

  •
  risks associated with the technology transfer programs to secure production of our BVL-manufactured products from alternate contract manufacturer sites;

  •
  our dependence on a limited number of third-party suppliers and the instability of global molybdenum-99 ("Moly") supply;

  •
  a sustained decrease in TechneLite generator demand following the end of the global Moly shortage;

  •
  our dependence on key customers, primarily Cardinal Health, Inc., or Cardinal, United Pharmacy Partners, Inc., or UPPI, and GE Healthcare, for our nuclear imaging products;

  •
  our inability to compete effectively;

  •
  ongoing generic competition to Cardiolite products;

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

  •
  the occurrence of side effects with our products;

  •
  our inability to introduce new products and adapt to an evolving technology and diagnostic landscape, such as the much slower than anticipated market acceptance of Ablavar;

  •
  our exposure to product liability claims and environmental liability, including with respect to our recent recall of Cardiolite and Neurolite lots;

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

  •
  risks related to our outstanding indebtedness and our ability to satisfy such obligations, including in the event BVL is unable to provide us adequate product supply; and

  •
  other factors that are described in "Risk Factors," beginning on page 30.

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

Item 1.    Business

        Unless the context requires otherwise, references to the "Company," "Lantheus," "LMI," "our company," "we," "us" and "our" refer to Lantheus Medical Imaging, Inc. and its direct and indirect subsidiaries, references to "Lantheus Intermediate" refer to only Lantheus MI Intermediate, Inc., the parent of Lantheus, references to "Holdings" refer only to Lantheus MI Holdings, Inc., the parent of Lantheus Intermediate.

Overview

        We are a global leader in developing, manufacturing and distributing innovative diagnostic medical imaging agents and products that assist clinicians in the diagnosis of cardiovascular diseases such as coronary artery disease, congestive heart failure and stroke, peripheral vascular disease and other diseases.

        Our current marketed products are used by nuclear physicians, cardiologists, radiologists, internal medicine physicians, technologists and sonographers working in a variety of clinical settings. We sell our products to radiopharmacies, hospitals, clinics, group practices, integrated delivery networks, group purchasing organizations and, in certain circumstances, wholesalers. In addition to our marketed products, we have three products in clinical and pre-clinical development including our lead Phase 3 product, flurpiridaz F 18, a myocardial perfusion imaging agent, or MPI, 18F LMI1195, a cardiac neuronal imaging agent, and BMS 753951 for the identification of vascular plaque. We expect on going investment in our clinical programs and research and development to remain an important component of our business strategy.

        We market our products globally and have operations in the United States, Puerto Rico, Canada and Australia and distribution relationships in Europe, Asia Pacific and Latin America.

Our Products

        Our products assist clinicians in the diagnosis of cardiovascular and other diseases. We believe our imaging agents provide physicians with improved diagnostic information that enables them to better identify and characterize—or rule out—disease, potentially achieve improved patient outcomes, reduce patient risk and contain overall costs across the healthcare system.

DEFINITY

        DEFINITY is an ultrasound contrast imaging agent delivered intravenously and indicated for use in patients with suboptimal echocardiograms. Numerous patient conditions can decrease the quality of images of the left ventricle, the primary pumping chamber of the heart. Of the nearly 27 million echocardiograms performed each year in the United States, it is estimated that 20%, or approximately five million echocardiograms, produce suboptimal images. The use of DEFINITY during echocardiography allows physicians to significantly improve their assessment of the function of the left ventricle.

        DEFINITY is a clear, colorless, sterile liquid, which upon activation by Vialmix, a medical device specifically designed for DEFINITY, becomes a homogenous, opaque, milky white injectable suspension of perflutren-containing lipid microspheres. After activation and intravenous injection, DEFINITY improves the ultrasound delineation of the left ventricular endocardial border, or innermost layer of tissue that lines the chamber of the left ventricle. Better visualization of the ventricle wall allows clinicians to see wall motion abnormalities, namely that the heart muscle is not expanding and contracting in a normal, consistent and predictable way. This allows clinicians to make more informed decisions about disease status. DEFINITY offers flexible dosing and administration through an IV bolus injection or continuous IV infusion. We believe DEFINITY's synthetic lipid-cased coating gives the compound a distinct competitive advantage because it provides a strong ultrasound signal without using human albumin.

        Since the launch of the product in 2001, DEFINITY has been used in imaging procedures in over 3.5 million patients throughout the world. In 2011, DEFINITY was the leading ultrasound imaging agent used by echocardiologists, used in approximately two percent of all echocardiograms performed in the United States. DEFINITY primarily competes with Optison, a GE Healthcare product, as well as other imaging modalities.

        In October 2007, the U.S. Food and Drug Administration, or the FDA, requested that all of the manufacturers of ultrasound contrast agents, including DEFINITY, add a boxed warning to their products to notify physicians and patients about potentially serious safety concerns or risks posed by the products. See "Item 1A—Risk Factors—Ultrasound contrast agents may cause side effects which could limit our ability to sell DEFINITY."

        DEFINITY has historically been manufactured exclusively at BVL. We have initiated technology transfer activities with Jubilant HollisterStier LLC, or JHS, for the manufacture of DEFINITY at the JHS facility in Spokane, WA. See "—Raw Materials and Supply Relationships—Ben Venue Laboratories, Inc. and Technology Transfer."

        DEFINITY is currently patent protected in the United States until 2021 and in numerous foreign jurisdictions with protection until 2019. DEFINITY generated revenue of $68.5 million for the year ended December 31, 2011, and $60.0 million for the year ended December 31, 2010. DEFINITY represented approximately 19%, 17% and 12% of our total revenues in 2011, 2010 and 2009, respectively.

TechneLite

        TechneLite is a self-contained system or generator of Technetium, a radioactive isotope or radioisotope, used by radiopharmacies to prepare various nuclear imaging agents. The TechneLite generator is a little larger than a coffee can in size and the self-contained system houses a vertical glass column at its core that contains fission-produced Moly. Moly is a radioisotope that is produced in research reactors by bombarding uranium-235 with neutrons. Moly has a 66 hour half-life and degrades into, among other things, Technetium, a radioisotope with a much shorter half-life of only six hours. During our manufacturing process, Moly is added to the column within the generator where it is adsorbed onto alumina powder. The column is sterilized, enclosed in a lead shield and further sealed in a cylindrical plastic container, which is then shipped to our radiopharmacy customers. Because of the 66 hour half-life of Moly, radiopharmacies typically purchase TechneLite generators on a weekly basis.

        Technetium is the medical isotope that is attached to the chemical composition of Cardiolite and a number of other radiopharmaceuticals during the radiolabeling process. To radiolabel Technetium-based radiopharmaceuticals, a vial of sterile saline and a vacuum vial are each affixed to the top of a TechneLite generator. The sterile saline is pulled through the generator where it attracts Technetium resulting from the degrading of Moly within the generator column. The Technetium-containing radioactive saline is then pulled into the vacuum vial and combined by a radiopharmacist with the applicable imaging agent, and individual patient-specific radiolabeled imaging agent doses are then prepared. When administered, the imaging agent binds to specific tissues and organs for a period of time, illustrating the functional health of the imaged tissues. Our ability to produce and market TechneLite is highly dependent on our supply of Moly. See "—Raw Materials and Supply Relationships—Molybdenum-99."

        TechneLite is produced in thirteen size variations and is currently marketed in North America, Europe, Australia and Latin America, largely to radiopharmacies that prepare unit doses of radiopharmaceutical imaging agents and ship these directly to hospitals. We have supply arrangements with significant radiopharmacy chains, including Cardinal, UPPI and GE Healthcare. In the United States, TechneLite is estimated to have about 45% of the market share of this segment and primarily competes with Technetium-based generators produced by the Mallinckrodt division of Covidien, PLC., or Covidien. In the United States, TechneLite has an economic advantage in shipping over internationally produced competitive products due to the high transport costs of these products and the short half-life of Moly and Technetium.

        Although TechneLite has no current patent protection, given the significant know-how and trade secrets associated with the methods of manufacturing and assembling the TechneLite generator, we believe we have a substantial amount of valuable and defensible proprietary intellectual property associated with the product. In addition, we are pursuing patent protection in the United States and other countries on component technology, which, if granted, will expire in 2029. TechneLite generated revenue of $131.2 million for the year ended December 31, 2011 and $122.0 million for the year ended December 31, 2010. TechneLite represented approximately 37%, 34% and 31% of total revenues in 2011, 2010 and 2009, respectively.

Cardiolite

        Cardiolite, also known by its generic name sestamibi, is a Technetium-based radiopharmaceutical imaging agent used in myocardial perfusion imaging, or MPI, procedures to detect coronary artery disease using single-photon emission computed tomography, or SPECT. An MPI test is a noninvasive exam used to assess blood flow to the muscle of the heart. Prior to the exam, Cardiolite, sold as a vial of lyophilized powder, is chemically combined with radioactive saline from a Technetium-based generator, like TechneLite, and prepared for intravenous injection. Upon injection, Cardiolite enters the blood stream and is taken up by the heart muscle cells that receive sufficient blood flow, while the heart is imaged by a SPECT camera that detects the gamma rays released by Technetium attached to the Cardiolite. The resulting images provide clinicians with a 3-D map of where the blood flow to the heart is adequate. This product is primarily used for detecting coronary artery disease. MPI tests with Cardiolite provide clinicians with important diagnostic information pertaining to risk of adverse patient outcomes, such as heart attack and unexpected death caused by loss of heart function.

        Cardiolite was approved by the FDA in 1990 and its market exclusivity expired in July 2008. With the advent of generic competition in September 2008, we have faced significant pricing pressure on Cardiolite. Prior to our BVL-related supply challenges, we believe our share declined from approximately one-half to approximately one-third of the MPI segment. During 2011, we have seen our share of the MPI segment decline to just over one-fourth. See "—Raw Materials and Supply Relationships—Ben Venue Laboratories, Inc. and Technology Transfer." We believe we have been able to retain substantial segment share because of strong brand awareness and loyalty within the cardiology community, as well as our relationships with key distribution partners. As part of our strategy to compete in this segment, we also sell Cardiolite in the form of a generic sestamibi at a slightly lower price to branded Cardiolite while at the same time continuing to sell branded Cardiolite throughout the MPI segment. We believe this strategy of selling branded as well as generic sestamibi allows us to maintain total segment share by having multiple sestamibi offerings that are attractive in terms of brand as well as price.

        Our ability to market Cardiolite products is highly dependent on our supply of Moly. See "—Raw Materials and Supply Relationships—Molybdenum-99."

        Cardiolite is currently marketed in North America, Europe, Latin America, Asia Pacific and Australia and generic sestamibi is currently marketed in the United States. Since the launch of Cardiolite in 1991, Cardiolite products have been used to image nearly 50 million patients in the United States. Cardiolite products generated revenue of $65.3 million for the year ended December 31,

2011, and $77.4 million for the year ended December 31, 2010. Cardiolite represented approximately 18%, 22% and 33% of total revenues in 2011, 2010 and 2009, respectively.

Other Marketed Products

        In addition to the products listed above, our other products are important imaging agents in specific segments, which provide a stable base of recurring revenue. Most of these products have a favorable industry position as a result of our substantial infrastructure investment, our specialized workforce, our technical know-how and our established industry position and customer relationships.

  •
  Xenon Xe 133 Gas, is a radiopharmaceutical inhaled gas used to assess pulmonary function and evaluate blood flow, particularly in the brain. Xenon is manufactured by a third party and packaged in-house. In 2011 and 2010, Xenon Xe 133 Gas represented approximately 8% and 6%, respectively, of our total revenues.

  •
  Neurolite, is an injectable radiopharmaceutical imaging agent used with SPECT technology to identify the location of strokes in patients who have already suffered from a stroke. We launched Neurolite in 1995. In 2011 and 2010, Neurolite represented approximately 3% and 5%, respectively, of our total revenues.

  •
  Thallium Tl 201, is an injectable radiopharmaceutical imaging agent used in MPI studies using a gamma camera for the diagnosis and localization of myocardial infarction, or MI. Thallium does not need to be chemically combined with Technetium. We have marketed Thallium since 1977 and manufacture it in-house using cyclotrons. In 2011 and 2010, Thallium represented approximately 2% and 5%, respectively, of our total revenues.

  •
  Gallium Ga67, is an injectable radiopharmaceutical imaging agent used in demonstrating the presence of Hodgkin's disease, lymphomas and bronchogenic carcinomas. We manufacture Gallium in-house using cyclotrons. In both 2011 and 2010, Gallium represented approximately 2% of our total revenues.

  •
  Samarium 153, is a radioisotope used to prepare Quadramet, an injectable radiopharmaceutical used to treat severe bone pain associated with certain kinds of cancer. We receive Samarium from a third party and finish and package it in-house for a different third party. In both 2011 and 2010, Samarium represented approximately 2% of our total revenues.

  •
  Ablavar, is a gadolinium-based contrast agent and the first and only contrast agent approved for use in magnetic resonance angiography, or MRA, in the United States. We launched Ablavar in January 2010. In 2011, Ablavar represented 0.5% of our total revenues.

        For revenue and other financial information for our U.S. and International segments, see Note 18, "Segment Information" to our consolidated financial statements.

Our Competitive Strengths

        We believe that our business model provides us with a strong platform to reach our strategic goal of providing cost effective, beneficial diagnostic medical imaging agents and products to clinicians to enable them to either identify and characterize—or rule out—disease and thus improve patient care. We believe our competitive strengths include:

Established Leader with Strong Brand and Leading Market Position within the Diagnostic Medical Imaging Industry

        We are a global leader in the diagnostic medical imaging industry with over fifty years of commercial experience. We believe our innovative and market leading products have provided us with strong brand recognition among customers, opinion leaders, professional societies and the physician community. Our key brands include: Cardiolite, the single largest revenue generating imaging agent with over $4 billion in cumulative sales, which we developed and launched in 1991; DEFINITY, the leading cardiac echocardiogram contrast imaging agent based on revenue and usage; and, TechneLite, our Technetium-based generator used by radiopharmacies to radiolabel our Cardiolite products and other Technetium-based imaging agents that are used in combination with nuclear imaging technologies. We believe that our primary focus on the cardiovascular segment allows us to leverage our development and commercialization expertise as well as our strong distribution network.

Leading Development and Commercialization Capabilities

        We believe we are recognized throughout the industry for the development and commercialization of innovative diagnostic imaging agents. We were the first to commercialize a number of imaging agents and products in various modalities, including Thallium-201, the first MPI agent that we launched in 1977, as well as Cardiolite and TechneLite, both leading products in our industry. We believe that our expertise, particularly in the utilization of radioisotopes, will enable us to continue our track record of successfully developing and launching both next-generation and first-in-class products. Our dedication to continued development efforts is evidenced by our pipeline consisting of three new product candidates. We believe that each of these product candidates represents a large market opportunity and has the potential to significantly enhance current imaging modalities and to fulfill currently unmet diagnostic medical imaging needs. Our lead product candidate, flurpiridaz F 18, is currently in Phase 3 clinical development, which clinical trial enrollment commenced in June 2011. We also have a cardiac neuronal imaging agent that has completed a Phase 1 study and a vascular remodeling imaging agent that is in late-stage preclinical development. For the years ended December 31, 2011, 2010 and 2009, we invested $40.9 million, $45.1 million and $44.6 million, respectively, in research and development.

Strong and Established Distribution Network and Direct Sales Force

        We have a strong global distribution network including long-term relationships with Cardinal and UPPI, who together distributed an estimated 75% of SPECT doses sold by radiopharmacies in the United States in the first half of 2011. In the United States, we have contracts with Cardinal and UPPI for the distribution of Cardiolite and TechneLite and with GE Healthcare for the distribution of TechneLite. For our contrast agents, DEFINITY and Ablavar, we have a direct sales force of approximately 85 people in the United States that calls on prescribers as well as group purchasing organizations and integrated delivery networks. We believe that this sales force will also be the basis of our sales force that will market and sell future imaging agents. Internationally, we utilize independent distributor relationships in Europe, Asia and Latin America to distribute our nuclear imaging and contrast agent products. In March 2012, we entered into a new distribution arrangement for DEFINITY in China, Hong Kong S.A.R. and Macau S.A.R. with China Resources Double-Crane Pharmaceutical Co., Ltd. ("Double-Crane"), a leading pharmaceutical company located in Beijing. We believe that the Chinese market has strong growth potential for the use of contrast in echocardiography. In July 2010, we announced a new distribution arrangement for DEFINITY in India, another market which we believe eventually will have strong growth potential for the use of contrast in echocardiography. In Canada, we own five radiopharmacies and have our own sales force, which allows us to perform the marketing, distribution and sale of our nuclear products. Similarly, in both Australia and Puerto Rico, we operate two radiopharmacies each and have our own sales force.

Complex Manufacturing Capabilities and Regulatory Capabilities

        We believe that our expertise in the design, development and validation of complex manufacturing systems and processes that many of our radiopharmaceutical products require due to their limited half-lives, as well as our track record of just-in-time manufacturing, has enabled us to become a leader in the diagnostic medical imaging industry. We maintain manufacturing operations at our North

Billerica, Massachusetts facility, where we manufacture TechneLite on a highly-automated production line. We also manufacture Thallium and Gallium at this site using our cyclotron technology. In addition to our in-house manufacturing capabilities, a substantial portion of our products, including DEFINITY, Cardiolite and Neurolite, are manufactured by third-party suppliers, and in certain instances, we rely on sole source manufacturing. In order to ensure the quality of the products that are manufactured by third parties, all raw materials are sent to our Billerica facility and tested by us prior to use. Furthermore, the final product is sent back to us for final quality control testing prior to shipment. We operate in a highly regulated environment with multiple governing agencies and organizations. We believe our experience in complying with the stringent regulatory requirements for the handling of nuclear materials creates a significant competitive advantage. Our highly experienced workforce provides us the technical expertise to manufacture and distribute radioactive products both safely and reliably.

Diversified and Global Moly Supply Chain

        We have a diversified and balanced global Moly supply chain, including processing facilities in Canada, South Africa, Belgium and Australia, fed by seven separate research reactors. We believe our position as a leading purchaser of Moly enables us to maintain strong relationships with multiple suppliers of this raw material, thus minimizing the risk of supply disruption.

Strong Historical Financial Profile

        The strength of our product portfolio, as evidenced by our leading position across most diagnostic modalities in which we participate, has contributed to our strong historical financial performance. Historically, we have been able to generate significant free cash flow, which has been driven primarily by our favorable operating margins, minimal maintenance capital expenditure and working capital requirements. Our cash flow from operations enabled us to continue to expand our product portfolio and the continued advancement of our clinical and preclinical development program. We have historically and will continue to rely on our arrangements with leading distributors of radiopharmaceuticals for sales of our radiopharmaceutical products, providing availability for funding of other future growth initiatives.

Stable, Experienced Management Team

        Our senior management team has an average of over 20 years of healthcare industry experience and consists of industry leaders with significant expertise in product development and commercialization. Our management team is led by Don Kiepert, President and Chief Executive Officer, who has more than 35 years of healthcare industry experience. We believe that the strength of our management team demonstrates our expertise within the diagnostic medical imaging industry and our ability to operate in a highly regulated environment.

Research and Development; Product Pipeline

        For the years ended December 31, 2011, 2010 and 2009, we invested $40.9 million, $45.1 million and $44.6 million, respectively, in research and development to provide our R&D organization with the resources to continue discovering and developing new diagnostic medical imaging agents. We maintain full R&D capabilities from discovery through clinical development, including Phase 4 post-marketing studies. In addition, our research and development team includes our medical affairs and medical information functions, which educate physicians on the scientific aspects of our commercial products and the approved indications, labeling and the costs of monitoring adverse events. We have developed a strong product pipeline of three products which were discovered and developed in-house and are protected by patents and patent applications we own in the United States and numerous foreign jurisdictions.

Flurpiridaz F 18—PET Perfusion Agent—Myocardial Perfusion

        We are developing flurpiridaz F 18, a radiopharmaceutical imaging agent radiolabeled with fluorine-18, which we believe has the potential to become a leading next-generation MPI agent to work with positron emission tomography, or PET, technology. Today, most MPI procedures use SPECT technology with gamma cameras. Although this imaging provides substantial clinical value, there is growing interest in the medical community to utilize technology such as PET that can provide meaningful advantages. PET is an imaging technology that when used in combination with an appropriate radiopharmaceutical imaging agent can provide important insights into physiologic and metabolic processes in the body and be useful in evaluating a variety of conditions including neurological disease, heart disease and cancer. PET imaging has demonstrated broad utility for diagnosis, prognosis, disease staging and therapeutic response. Images generated with PET technology typically exhibit very high image resolution because of substantially higher signal to noise efficiency, a measure of the efficiency by which energy can be captured to create an image.

        Although SPECT imaging used in conjunction with a radiopharmaceutical imaging agent, such as Cardiolite, is most commonly used for MPI studies, PET imaging has gained considerable support in the field of cardiovascular imaging as it offers many advantages to SPECT imaging. These advantages include: higher image quality, quantitative heart muscle blood flow information, improved diagnostic accuracy, accurate risk stratification and reduced patient radiation exposure. The use of PET technology in MPI tests represents a broad emerging application for a technology more commonly associated with oncology and neurology. We believe flurpiridaz F 18 has significant potential as we anticipate that the adoption of PET technology in MPI tests will increase significantly in the future.

Flurpiridaz F 18 Clinical Overview

        We submitted an Investigational New Drug Application, or IND, for flurpiridaz F 18 to the FDA in August 2006. Our clinical program to date has consisted of three Phase 1 studies and a Phase 2 clinical trial, conducted from 2007 to 2010, involving 208 subjects who received PET MPI performed with flurpiridaz F 18.

Flurpiridaz F 18 Phase 2 Trial

        We evaluated flurpiridaz F 18 in a Phase 2 trial consisting of 176 subjects from 21 centers. These subjects underwent rest and stress flurpiridaz F 18 and SPECT MPI, both of which were evaluated for safety. 86 subjects underwent coronary angiography, the current standard clinical method for diagnosing coronary artery disease. Coronary angiography is an invasive procedure using fluoroscopy performed in a cardiac catheterization lab while the subject is under mild sedation. These 86 subjects formed the population for evaluating diagnostic performance. PET MPI was performed with flurpiridaz F 18 at rest and at stress utilizing pharmacological coronary vasodilation or treadmill exercise. Unlike currently available PET imaging agents for MPI with half lives measured in seconds, flurpiridaz F 18 can be used in conjunction with treadmill exercise given its substantially longer 110 minute half-life.

        The Phase 2 trial results showed the following:

  •
  a significantly higher percentage of images were rated as either excellent or good quality with PET imaging, compared to SPECT imaging for stress images (98.8% vs. 84.9%, p<0.01) and rest images (95.3% vs. 69.8%, p<0.01);

  •
  diagnostic certainty of interpretation, the percentage of cases with definitely abnormal or definitely normal interpretation, was significantly higher for flurpiridaz F 18 compared to SPECT (90.7% vs. 75.6%, p<0.01);

  •
  the area under the ROC curve (the relative operating characteristic curve comparing the true positive rate to the false positive rate for coronary artery disease diagnosis) was significantly higher for flurpiridaz F 18 than SPECT (0.82±0.05 vs. 0.70±0.05, p<0.05), indicating higher diagnostic performance;

  •
  sensitivity with flurpiridaz F 18 imaging was significantly higher than SPECT (78.8% vs. 61.5%, p=0.02);

  •
  although a trend toward higher specificity was noted, due to the limited number of patients, the study was not statistically powered to conclusively demonstrate this advantage; and

  •
  no drug-related serious adverse events were observed.

        The results of the Phase 2 trial demonstrated that PET MPI with flurpiridaz F 18 provided superior image quality, diagnostic certainty and diagnostic performance for detecting coronary artery disease compared to SPECT MPI, the current standard for the non-invasive detection of coronary artery disease. The data also demonstrated a positive safety profile for PET imaging with flurpiridaz F 18.

Flurpiridaz F 18 Phase 3 Trial

        In March 2011, we received Special Protocol Assessment approval from the FDA for our first of two clinical trials in our Phase 3 clinical program for flurpiridaz F 18. The Phase 3 program includes two open-label, multicenter trials to assess the diagnostic efficacy, both sensitivity and specificity, of flurpiridaz F 18 PET MPI, compared with SPECT MPI in the detection of significant coronary artery disease. The trials will enroll a total of approximately 1,350 subjects at approximately 100 sites globally. Coronary angiography will be the truth standard for all subjects. The clinical development program includes hypotheses for superiority for sensitivity and non-inferiority for specificity with an adequate sample size to demonstrate superior specificity if present. An interim analysis will take place upon 50 percent enrollment of the first trial. We enrolled our first subjects in the first of two Phase 3 trials in June 2011.

(18)F LMI1195—Cardiac Neuronal Activity Imaging Agent

        We are developing 18F LMI1195, also an internally discovered small molecule, designed to go to cardiac sympathetic neurons, the nerves which regulate the heart. Sympathetic nerve activation increases the heart rate, constricts blood vessels and raises blood pressure by releasing a neurotransmitter called norepinephrine throughout the heart. Changes in the cardiac sympathetic nervous system have been related to the potential for heart failure progression and susceptibility to sometimes fatal arrhythmias.

        Heart failure is a major public health problem in North America, associated with high morbidity and mortality, frequent hospitalizations and a major cost burden on the community. In the U.S. alone, there are over 5 million patients living with heart failure, and over a half million new diagnoses each year. Mortality for this condition is around 8-12% annually. Expensive therapies for heart failure are often utilized without effective predictors of patient response. Costly device therapies (for example, implantable cardiac defibrillators, or ICDs, and cardiac resynchronization therapy, or CRT) are often used, although they sometimes do not provide any benefits or are activated in only a minority of recipients. Conversely, heart failure clinical practice guidelines currently preclude the use of device therapy in many patients who might benefit. Thus, a key opportunity is to better match patients to treatment based on the identification of the underlying molecular status of disease progression.

        18F LMI1195 is taken up by the transporter that regulates norepinephrine released by the sympathetic nervous system at multiple nerve endings of the heart. We believe that PET imaging of 18F LMI1195 may help clinicians to evaluate the status of the cardiac sympathetic nervous system in heart failure patients and guide drug therapy or the usefulness of anti-arrhythmia devices such as ICDs.

        In several clinical studies, the use of ICDs in heart failure patients have demonstrated a decreased risk of sudden cardiac death, which claims as many as 450,000 lives every year in the United States. According to the American Heart Association, patients who have suffered a heart attack have a four to six times higher risk of sudden cardiac death, while chronic heart failure patients have a six to nine times higher risk of sudden cardiac death. Approximately fourteen ICD implants are needed over a five-year period to save one life and the use of ICDs, costing between approximately $50,000 and $100,000 per procedure, are expensive. As a result, we believe patients and the healthcare system would both benefit from the ability to more accurately identify patients who would benefit from an ICD placement.

        We have completed a Phase 1 study of 18F LMI1195 using PET imaging. Twelve normal subjects were injected intravenously with approximately 6 millicuries of LMI1195, imaged sequentially for a period of approximately 5 hours and monitored closely to observe any potential adverse events. Excellent quality images were obtained and the radiation dose to the subjects was found to be well within acceptable limits. Blood radioactivity cleared quickly and lung activity was low throughout the study. The agent appeared to have a favorable safety profile.

BMS 753951—Vascular Remodeling

        We are developing BMS 753951, an internally discovered gadolinium-based magnetic resonance imaging, or MRI, contrast agent targeted to elastin in the arterial walls and atherosclerotic plaque. We believe that this agent will allow non-invasive assessment of plaque location, burden, type of arterial wall remodeling and therefore the potential for a vascular event, which, in turn, could lead to heart attack or stroke.

        Elastin has a key role in the structure of the arterial wall and in biological signaling functions. Several pathological stimuli may be responsible for triggering elastogenesis in atherosclerosis, leading to a marked increase in elastin content during plaque development. In addition to the increase in elastin seen in autopsy samples from patients with carotid atherosclerosis, there is also an increase of elastin in aortic aneurysm samples. As a result, an elastin-specific imaging agent may facilitate noninvasive detection of remodeling of the arterial walls.

        Arterial plaque rupture is a leading cause of heart attack and stroke. In 2002, approximately 865,000 people in the United States had a new or recurrent MI and 179,514 died of the event. The majority of these events occurred in individuals older than 35 years of age, an age range that approximately totaled 140 million people in 2002. Of the individuals who died of heart attacks, more than 50% had not had a previous history of heart disease. This indicates that the health care community is not currently identifying and treating individuals at risk of MI. Similarly, there are approximately 500,000 new and 200,000 recurrent strokes each year, which resulted in 162,672 deaths in 2002, the most recent year for which data is available. Again, we believe there is a substantial opportunity to better identify individuals at risk of having such an event. The major risk factors for atherosclerosis, including systemic hypertension, diabetes, cigarette smoking, family history and hypercholesterolemia, have contributed to the continued burden of coronary artery disease.

        The majority of the assessments of atherosclerosis are currently obtained using angiography or MPI. We believe that MRI technology using BMS 753951 provides the opportunity to identify the presence and characteristics of atherosclerosis and to prescribe treatments to prevent or minimize the risks of cardiovascular events.

        In our preclinical work, we have identified a series of low molecular weight molecules that bind to elastin and final optimization is ongoing. Our lead molecule, BMS 753951, has been used to demonstrate utility in a number of different animal models.

Possible Partnering

        We are currently considering seeking one or more development and commercialization partners to assist us with our lead clinical candidate. We may also consider partnering or outlicensing earlier stage clinical candidates in the future.

Distribution, Marketing and Sales

        We distribute our nuclear imaging products in the United States and internationally through radiopharmacies, distributor relationships and our direct sales force. In the United States, these agents are primarily distributed through radiopharmacies, the majority of which are controlled by or associated with Cardinal, UPPI, Triad Isotopes, Inc., or Triad, and GE Healthcare. In the United States, we sell our contrast agents, DEFINITY and Ablavar, through our direct sales force of approximately 85 representatives.

        In addition, we own radiopharmacies and sell directly to end users in Canada, Puerto Rico and Australia. In the rest of the world, including Europe, Asia Pacific and Latin America, we utilize distributor relationships to market, distribute and sell our products. In March 2012, we entered into a new distribution arrangement for DEFINITY in China, Hong Kong S.A.R. and Macau S.A.R. with Double-Crane. We believe that the Chinese market has strong growth potential for the use of contrast in echocardiography. In July 2010, we announced a new distribution arrangement for DEFINITY in India, another market which we believe eventually has strong growth potential for the use of contrast in echocardiography.

        Cardinal maintains approximately 156 radiopharmacies that are typically located in large, densely populated urban areas. We estimate that Cardinal's radiopharmacies distributed approximately 47% of the aggregate U.S. SPECT doses sold in the first half of 2011. We currently have two agreements with Cardinal, one for the distribution of Cardiolite and the other for the distribution of TechneLite generators. The agreements contain provisions allowing for early termination by either party. Specifically, the Cardiolite agreement allows for termination upon the occurrence of specified events, including a material breach of a material provision of the agreement by either party, Cardinal's termination of its business operations in the nuclear medicine industry, Cardinal's failure to submit required reports, Cardinal's failure to follow trademark usage guidelines and force majeure events. The TechneLite agreement allows for termination upon the occurrence of specified events, including a material breach of a provision of the agreement by either party and force majeure events. The TechneLite and Cardiolite agreements both expire on December 31, 2012.

        UPPI is a cooperative purchasing group of over 84 independently owned or smaller chains radiopharmacies located in the United States. UPPI's pharmacies are typically broadly geographically dispersed, with some urban presence and a substantial number of pharmacies located in suburban and rural areas of the country. We estimate that these independent radiopharmacies plus an additional 23 unofficial independent radiopharmacies, distributed over one-quarter of the aggregate U.S. SPECT doses sold in 2011. We currently have an agreement with UPPI for the distribution of both Cardiolite and TechneLite products to pharmacies or families of pharmacies within the UPPI cooperative purchasing group. The agreement contains specified pricing levels based upon specified purchase amounts for UPPI. We are entitled to terminate the UPPI agreement upon 60 days written notice. The UPPI agreement expires on December 31, 2013.

        In August 2011, Triad, a chain of 64 radiopharmacies that is a member of UPPI, announced its separation from the cooperative purchasing group. Following Triad's separation from UPPI, our agreement with them has continued on substantially the same terms as those contained in the UPPI agreement.

        GE Healthcare maintains 31 radiopharmacies that purchase our TechneLite generators. These radiopharmacies primarily distribute GE Healthcare's Myoview, a Technetium-labeled MPI agent. We estimate that GE Healthcare distributed approximately 11% of the aggregate U.S. SPECT doses sold in the first half of 2011. We currently have one agreement with GE Healthcare for the distribution of TechneLite and other products. The agreement provides that GE Healthcare will purchase TechneLite generators as well as certain other products in the United States or Canada from us. The agreement also allows for termination upon the occurrence of specified events, including a material breach by either party, bankruptcy by either party and force majeure events. The original agreement would have expired on December 31, 2014. On March 19, 2012, we entered into an amendment to our agreement with GE Healthcare that extends the term of the agreement until December 31, 2017 and reduces GE Healthcare's annual purchase requirements over the extended term such that we will still have a substantial majority of GE Healthcare's TechneLite generator business. The amendment is not expected to materially impact our results of operations. Our agreement may be terminated by either party on (i) three years' written notice relating to TechneLite prior to December 31, 2013, (ii) two years' written notice relating to TechneLite on and after December 31, 2013 and (iii) six months' written notice relating to the other products. Our agreement also allows for termination upon the occurrence of specified events including a material breach by either party, bankruptcy by either party and force majeure events.

        In addition to the distribution arrangements for our radiopharmaceutical products described above, we also sell our radiopharmaceutical products directly to hospitals and clinics that maintain in-house radiopharmaceutical capabilities and operations, although this is a small percentage of overall sales because the majority of hospitals and clinics do not maintain these in-house capabilities. For our contrast agents, DEFINITY and Ablavar, in the United States we have a direct sales force of approximately 85 representatives that calls on prescribers as well as group purchasing organizations and integrated delivery networks. We believe that this sales force will also be the basis of our sales force that will market and sell future imaging agents. For the year ended December 31, 2011, sales by our direct sales force represented approximately 19% of our total revenues.

        We own five radiopharmacies in Canada and two radiopharmacies in each of Australia and Puerto Rico. We also maintain our own direct sales forces in these markets so we can control the marketing, distribution and sale of our imaging agents in these regions.

        In the rest of the world, we rely on distributors to market, distribute and sell our products, either on a country-by-country basis or on a multi-country regional basis.

Customers

        For the year ended December 31, 2011, our largest customers were Cardinal, GE Healthcare, UPPI and Triad, accounting for approximately 27%, 11%, 8%, and 5%, respectively, of our global net sales.

Competition

        We compete primarily on the ability of our products to capture market share. We believe that our key product characteristics such as proven efficacy, reliability and safety coupled with our core competencies such as our efficient manufacturing processes, established distribution network, field sales organization and customer service, are important factors that distinguish us from our competitors.

        The market for diagnostic medical imaging agents is highly competitive and continually evolving. Our principal competitors in existing diagnostic modalities include large, global companies that are more diversified than we are and have substantial financial, manufacturing, sales and marketing, distribution and other resources, such as Covidien, GE Healthcare, Ion Beam Applications, Bayer, Bracco Diagnostics Inc., or Bracco, and DRAXIS Specialty Pharmaceuticals Inc. (an affiliate of JHS), or Draxis, as well as other competitors. We cannot anticipate their competitive actions, such as price reductions on products that are comparable to our own, development of new products that are more cost-effective or have superior performance than our current products, and the introduction of generic versions when our proprietary products lose their patent protection. Our current or future products could be rendered obsolete or uneconomical as a result of this competition.

        Generic competition has eroded our share for Cardiolite, beginning in September 2008 when the first generic product was launched. We are currently aware of four separate third-party generic offerings of sestamibi. We also sell our own generic version of sestamibi. Prior to our BVL-related supply challenges, we believe our share declined from approximately one-half to approximately one-third of the MPI segment. During 2011, we have seen our share of the MPI segment decline to just over one-quarter. See "Item 1A—Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues" and "Item 1A—Risk Factors—Generic competition has eroded our share of the MPI segment for Cardiolite products and will likely continue to do so."

Raw Materials and Supply Relationships

        We rely on certain raw materials and supplies to create our products. Due to the specialized nature of our products and the limited supply of raw materials in the market, we have several relationships with key suppliers. While all of our raw materials are important to our products, our most widely used raw material is Moly. For the year ended December 31, 2011, our largest suppliers of all of our raw materials and supplies were Nordion and Mallinckrodt, accounting for approximately 26% and 11% of our total purchases, respectively.

Molybdenum-99

        TechneLite and Cardiolite both are dependent on Moly, the radioisotope which is produced by bombarding Uranium-235 with neutrons in research reactors. Moly is the most common radioisotope used for medical diagnostic imaging purposes. With a 66 hour half-life, Moly degrades into Technetium, another radioisotope with a half-life of six hours that is the isotope that is attached to the chemical composition of Cardiolite and a number of other radiopharmaceuticals during the radiolabeling process.

        There are nine major medical isotope reactors located around the world which produce significant amounts of Moly:

  •
  NRU, owned and operated by Atomic Energy of Canada Limited, or AECL, a Crown corporation of the Government of Canada, located in Chalk River, Ontario;

  •
  High Flux Reactor, or HFR, located in The Netherlands;

  •
  BR2 located in Belgium;

  •
  OSIRIS located in France;

  •
  SAFARI located in South Africa;

  •
  OPAL located in Australia;

  •
  LVR-10 located in the Czech Republic;

  •
  MARIA located in Poland; and

  •
  RA-8 located in Argentina.

        Moly produced at these reactors is then finished at one of six processing sites:

  •
  Nordion, formerly known as MDS Nordion, in Canada;

  •
  Covidien in The Netherlands;

  •
  NTP Radioisotopes, or NTP, in South Africa;

  •
  Institute for Radioelements, or IRE, in Belgium;

  •
  ANSTO in Australia; and

  •
  CNEA in Argentina.

        Finished Moly is then sold to Technetium generator manufacturers, including us. These reactors are taken off-line for short periods of time for periodic refueling and routine inspection and maintenance. For example, the NRU reactor was off-line for four weeks starting in May 2011 for routine inspection and maintenance. However, reactors are less frequently taken off-line for longer durations. From May 2009 until August 2010, the NRU reactor was taken off-line due to a heavy water leak in the reactor vessel and subsequent extended repairs. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the impact that this global shortage had on our business.

        Historically, our largest supplier of Moly has been Nordion, which relies on the NRU reactor for its supply of Moly. Our agreement with Nordion contains minimum purchase requirements. The agreement allows for termination upon the occurrence of certain events, including failure by us to purchase a minimum amount of Moly per week, failure to comply with material obligations by either party, bankruptcy of either party or force majeure events. The agreement expires on December 31, 2013.

        Our agreement with NTP includes their consortium partner, IRE, together with, more recently, ANSTO. The agreement contains minimum purchase requirements and allows for termination upon the occurrence of certain events, including failure by NTP to provide our required amount of Moly, material breach of any provision by either party, bankruptcy by either party and force majeure events. Additionally, we have the ability to terminate the agreement with six months written notice prior to the expiration of the term of the agreement. The agreement expires on December 31, 2013.

        We are also pursuing additional sources of Moly from potential new producers around the world to further augment our current supply. In addition, we are exploring a number of alternative projects that seek to produce Moly with existing or new reactors or technologies.

Other Materials

        We have additional supply arrangements for active pharmaceutical ingredients, or APIs, excipients, packaging materials and other materials and components, none of which are exclusive, but a number of which are sole source, and all of which we believe are either in good standing or easily replaceable without any material disruption to our business.

Manufacturing

        We maintain manufacturing operations at our North Billerica, Massachusetts facility, where we manufacture TechneLite on a highly-automated production line. We also manufacture Thallium and Gallium at this site using our cyclotron technology. In addition to our in-house manufacturing capabilities, a substantial portion of our products are manufactured by third-party suppliers, and in certain instances, we rely on sole source manufacturing. To ensure the quality of the products that are manufactured by third parties, all raw materials are sent to our North Billerica facility where they are tested by us prior to use. Furthermore, the final product is sent back to us for final quality control testing prior to shipment. We have expertise in the design, development and validation of complex manufacturing systems and processes, and our strong execution and quality control culture supports our just-in-time manufacturing model at our North Billerica facility.

Ben Venue Laboratories, Inc. and Technology Transfer

        We currently rely on BVL as our sole source manufacturer for DEFINITY and Neurolite and as our primary manufacturer for our Cardiolite product supply. All of our products are manufactured by BVL within the South Complex of its Bedford, Ohio facility (the "South Complex"). In July 2010, BVL temporarily shut down the South Complex to upgrade the facility to meet certain regulatory requirements.

        In anticipation of this shutdown, BVL manufactured for us additional inventory of these products to meet our expected needs during the shutdown period, which was originally anticipated to end in March 2011.

        After a series of unexpected delays, BVL recently communicated to its customers, including us, that its restart activities in the South Complex were continuing and that in cooperation with the FDA, BVL planned to perform additional quality testing and analysis to remediate on-going particulate issues. We can give no assurances as to when BVL will finally resume full production of our products or whether BVL will be able to successfully manufacture and distribute product thereafter. See "Item 1A—Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues."

        In addition, in August 2011, BVL announced that it will be transitioning out of the contract manufacturing business over the next few years. Because of BVL's ongoing regulatory issues and our mutual desire to enter into a new contractual relationship to replace the original arrangement, we and BVL have: (i) terminated the original manufacturing agreement (the "2008 Agreement") and entered into a Settlement and Mutual Release Agreement (the "Settlement Agreement"); (ii) entered into a Transition Services Agreement (the "Transition Services Agreement"), under which BVL will manufacture for us an initial supply of Definity, Cardiolite, Neurolite, and certain TechneLite accessories; and (iii) entered into a Manufacturing and Service Contract (the "Manufacturing and Service Contract") under which BVL will manufacture for us supplies of Definity, Cardiolite, Neurolite, and certain TechneLite accessories following the initial supply provided under the Transition Services Agreement through 2013. The 2008 Agreement had an initial term of five years.

  •
  In the Settlement Agreement, we and BVL agreed to a broad mutual waiver and release for all matters that occurred prior to the date of the Settlement Agreement, a covenant not to sue and a settlement payment to us in the amount of $30,000,000.

  •
  Under the Transition Services Agreement, BVL will manufacture for us an initial supply of Definity, Cardiolite, Neurolite and certain TechneLite accessories, and will make weekly payments to us, up to an aggregate of $5,000,000, based on the timing of BVL's delivery of the initial supply of our products. The agreement allows for unilateral termination by BVL in the event that regulatory action prevents manufacturing our products for at least nine months during the term of the agreement. The agreement also allows for termination upon the occurrence of specified events, including material breach by either party, bankruptcy by either party, force majeure events or sale, wind-down or cessation of business by BVL, and absent negligence or willful misconduct our sole remedy is the balance of the $5,000,000 net yet paid as liquidated damages. The agreement will expire upon the earlier of (a) the release of the final batch of product accepted by us pursuant to the terms of the Transition Services Agreement or (b) December 31, 2013.

  •
  Under the Manufacturing and Service Contract, BVL will manufacture for us supplies of Definity, Cardiolite, Neurolite and certain TechneLite accessories following the initial supply provided under the Transition Services Agreement. The agreement allows for unilateral termination by BVL in the event that regulatory action prevents manufacturing for the full term of the agreement. The agreement also allows for termination upon the occurrence of specified events, including material breach or bankruptcy by either party, or force majeure events or sale, wind-down or cessation of business by BVL. The agreement expires on December 31, 2013.

        In connection with these transition plans, we are also expediting a number of technology transfer programs to secure and qualify production of our BVL-manufactured products from alternate contract manufacturer sites.

  •
  DEFINITY—we entered into a Manufacturing and Supply Agreement, effective as of February 1, 2012, with JHS, for the manufacture of DEFINITY. Under the agreement, JHS has agreed to manufacture DEFINITY for an initial term of five years. We have the right to extend the agreement for an additional five-year period, with automatic renewals for additional one year periods thereafter. The agreement allows for termination upon the occurrence of certain events such as a material breach or default by either party, or bankruptcy by either party. The agreement also requires us to place orders for a minimum percentage of our requirements for DEFINITY with JHS. We are also seeking to secure additional contract manufacturers for DEFINITY.

  •
  Cardiolite—we currently have a secondary manufacturer for a portion of our Cardiolite supply. We are also seeking to secure additional contract manufacturers for Cardiolite.

  •
  Neurolite—we are currently working to replace BVL as the manufacturer of Neurolite with one or more alternate contract manufacturers.

        Notwithstanding our efforts to expedite these technology transfer programs, based on our current projections, we believe that we will have limited Cardiolite product supply from our alternate supplier during 2012 and sufficient DEFINITY inventory until early in the second quarter of 2012. The inventory of Neurolite previously supplied to us by BVL has now been exhausted. We are pursuing new manufacturing relationships to establish and secure additional long-term or alternative suppliers of Cardiolite, Neurolite and DEFINITY as described above, but it is uncertain of the timing as to when these arrangements could provide meaningful quantities of product. In addition, if BVL is not able to provide us adequate product supply for a further prolonged period of time, we will need to continue to implement additional expense reduction and operating and strategic initiatives. See "Item 1A—Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues" and "Risk Factors—Challenges with product quality or product performance, including defects, caused by us or our suppliers could result in a decrease in customers and sales, unexpected expenses and loss of market share."

Covidien

        We rely on sole source manufacturing for Ablavar at Covidien. The agreement requires us to purchase a minimum amount of Ablavar and can be amended or terminated by mutual written agreement at any time. See "Item 1A—Risk Factors—Our business depends on our ability to introduce new products and adapt to a changing technology and diagnostic landscape". The agreement also allows for termination upon the occurrence of certain events such as a material breach or default by either party, or bankruptcy by either party. In October 2011, we entered into an amendment to extend the term of the agreement from September 30, 2012 until September 30, 2014, reduce the amount of API we are obligated to purchase over the term of the agreement, and increase the amount of finished drug product we are obligated to purchase over the term of the agreement. At December 31, 2011 the remaining purchase commitment under the amended agreement was approximately $11.1 million.

PET Manufacturing Facilities

        For flurpiridaz F 18, we will have to implement a new manufacturing model where we provide the chemical ingredients of the imaging agent to PET radiopharmacies that have fluorine-18 radioisotope-producing cyclotrons on premises. The ingredients will be combined with fluorine-18 manufactured in these radiopharmacies in specially designed chemistry synthesis boxes to generate the final radiopharmaceutical imaging agent, flurpiridaz F 18. Radiopharmacists will be able to prepare and dispense patient-specific doses from the final product. However, because each of these PET radiopharmacies will be deemed by the FDA to be a separate manufacturing site for flurpiridaz F 18, each will have to be included in our New Drug Application, or NDA, and subsequent FDA filings. As a result, we will have quality and oversight responsibility for these PET radiopharmacies, unlike the current relationship we have with our nuclear imaging agent distributors that operate radiopharmacies. Such responsibilities will require us to commit additional financial and human resources, and will potentially expose us to additional liability. We are currently in the process of evaluating the operational and economic implications of this new manufacturing model and have initiated discussions with multiple possible PET manufacturing partners to assist us in the manufacturing and distribution of flurpiridaz F 18.

Research and Development

        We are committed to investing in the field of diagnostic imaging and developing the next generation of imaging agents to advance patient care. In addition to our full development capabilities, including Phase 4 post-marketing studies, our development team has medical affairs and medical information functions, which educate physicians on the scientific aspects of our commercial products and the approved indications, labeling and the costs of monitoring adverse events to enhance the effectiveness of our product launches.

        For the years ended December 31, 2011, 2010 and 2009, we invested $40.9 million, $45.1 million and $44.6 million, respectively, in research and development to provide our organization with the resources to continue developing new diagnostic medical imaging agents.

Intellectual Property

        Patents, trademarks and other intellectual property rights are very important to our business. We also rely on trade secrets, manufacturing know-how, technological innovations and licensing agreements to maintain and improve our competitive position. We review third-party proprietary rights, including patents and patent applications, as available, in an effort to develop an effective intellectual property strategy, avoid infringement of third-party proprietary rights, identify licensing opportunities and monitor the intellectual property owned by others. Our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us. Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.

Trademarks, Service Marks and Trade Names

        We own various trademarks, service marks and trade names, including DEFINITY, Cardiolite, TechneLite, Ablavar, Neurolite and Lantheus Medical Imaging. We have registered these six trademarks, as well as others, in the United States and numerous foreign jurisdictions.

Patents

        We actively seek to protect the proprietary technology that we consider important to our business, including chemical species, compositions and formulations, their methods of use and processes for their manufacture, as new intellectual property is developed. In addition to seeking patent protection in the United States, we file patent applications in numerous foreign countries in order to further protect the inventions that we consider important to the development of our foreign business. We also rely upon trade secrets and contracts to protect our proprietary information. As of February 29, 2012, our patent portfolio included a total of 48 issued U.S. patents, 265 issued foreign patents, 16 pending patent applications in the United States and 109 pending foreign applications including claims covering the composition of matter and methods of use for all of our preclinical and clinical stage candidates.

        Our patents cover many of our commercial products, and our patent protection is generally in the United States, Canada, Mexico, most of Western Europe and Scandinavia (including Austria, Belgium, Denmark, Finland, France, Germany, Great Britain, Italy, Luxembourg, Netherlands, Norway, Spain, Switzerland and Sweden), and markets in Asia (including China, Hong Kong, Japan, Singapore and South Korea) and Latin America (including Argentina and Brazil). For DEFINITY, we hold a number of different compositions of matter, use, formulation and manufacturing patents, with U.S. patent protection until 2021 and patent or regulatory extension protection in Canada, Europe and parts of Asia until 2019. For Ablavar, we hold a number of different compositions of matter, use, formulation and manufacturing patents, with the last U.S. patent not expiring until 2020 with regulatory extension. Cardiolite is no longer covered by patent protection in either the United States or the rest of the world, and Neurolite has limited patent protection in the United States until 2012. Although TechneLite has no current patent protection, given the significant know-how and trade secrets associated with the methods of manufacturing and assembling the TechneLite generator, we believe we have a substantial amount of valuable and defensible proprietary intellectual property associated with the product. In addition, we are pursuing specific patent protection in the United States and other countries on component technology, which, if granted, will expire in 2029. Thallium, Gallium and Xenon are all generic radiopharmaceuticals. We have patents and patent applications in numerous jurisdictions covering composition, use, formulation and manufacturing of flurpiridaz F 18, one of which, if granted, will expire in 2031 and a composition patent in the United States expiring in 2026 in the absence of any regulatory extension and we are currently prosecuting patent applications which, if granted would extend the patent life for this product until 2033 in the absence of regulatory extension. We also have patent applications in numerous jurisdictions covering composition, use, and synthesis of our cardiac neuronal imaging agent candidate, some of which, if granted, will expire in 2027 and some in 2031 in the absence of any patent term adjustment or regulatory extensions. Additionally, we have patent applications in numerous jurisdictions covering composition, use and synthesis of our vascular remodeling compound, some of which if granted, will expire in 2029 and some in 2030 in the absence of any patent term adjustment or regulatory extensions.

        In addition to patents, we rely where necessary upon unpatented trade secrets and know-how, proprietary information, and continuing technological innovation to develop and maintain our competitive position. For example, although TechneLite does not have numerous patents protecting it, given the significant know-how and trade secrets associated with the methods of manufacturing and assembling the TechneLite generator, we believe we have a substantial amount of valuable and defensible proprietary intellectual property associated with this product. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, employees, consultants and other third parties and invention assignment agreements with our employees. These confidentiality agreements may not prevent unauthorized disclosure of trade secrets and other proprietary information, and we cannot assure you that an employee or an outside party will not make an unauthorized disclosure of our trade secrets, other technical know-how or proprietary information. We may not have adequate remedies for any unauthorized disclosure. This might happen intentionally or inadvertently. It is possible that a competitor will make use of such information, and that our competitive position will be compromised, in spite of any legal action we might take against persons making such unauthorized disclosures. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

        In addition, we license a limited number of third-party technologies and other intellectual property rights that are incorporated into some elements of our drug discovery and development efforts. These licenses are not material to our business, and the technologies can be obtained from multiple sources. We are currently party to separate royalty-free, non-exclusive, cross-licenses with each of Bracco, GE Healthcare and Imcor Pharmaceutical Company which give us freedom to operate in connection with contrast-enhanced ultrasound imaging technology. We also in-license certain freedom to operate rights for Ablavar from, among others, Bayer.

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

        Our activities in the development, manufacture, packaging or repackaging of our pharmaceutical and medical device products subjects us to a wide variety of laws and regulations. We are required to register for permits and/or licenses with, seek approvals from and comply with operating and security standards of the FDA, the U.S. Nuclear Regulatory Commission ("NRC"), the U.S. Department of Health and Human Services ("HHS"), Health Canada, the European Medicines Agency ("EMA"), and various state and provincial boards of pharmacy, state and provincial controlled substance agencies, state and provincial health departments and/or comparable state and provincial agencies as well as foreign agencies, and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.

        The FDA and various state regulatory authorities regulate the research, testing, manufacture, safety, labeling, storage, recordkeeping, premarket approval, marketing, advertising and promotion, import and export and sales and distribution of pharmaceutical products in the United States. Prior to marketing a pharmaceutical product, we must first receive FDA approval. Specifically, in the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, and implementing regulations. The process of obtaining regulatory approvals and compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug product may be marketed in the United States generally involves the following:

  •
  completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices regulations;

  •
  submission to the FDA of an IND which must become effective before human clinical studies may begin;

  •
  performance of adequate and well-controlled human clinical studies according to Good Clinical Practices and other requirements, to establish the safety and efficacy of the proposed drug product for its intended use;

  •
  submission to the FDA of a New Drug Application, or NDA, for a new drug;

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug product is produced to assess compliance with current Good Manufacturing Practices, or cGMP, regulations; and

  •
  FDA review and approval of the NDA.

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

          Phase 2.    Involves studies in a limited patient population to identify possible adverse effects and safety risks, to evaluate preliminarily the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage and schedule.

          Phase 3.    Clinical studies are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to collect sufficient safety and effectiveness data to support the NDA for FDA approval.

        Sponsors may request a special protocol assessment from the FDA. The FDA's special protocol assessment process creates a written agreement between the sponsoring company and the FDA regarding the clinical trial design and other clinical trial issues that can be used to support approval of a candidate product. The special protocol assessment is intended to provide assurance that if the agreed-upon clinical trial protocols are followed and the trial endpoints are achieved, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, the special protocol assessment agreement is not a guarantee of an approval of a product or any permissible claims about the product. In particular, the special protocol assessment is not binding on the FDA if public health concerns become evident that are unrecognized at the time that the special protocol assessment agreement is entered into, other new scientific concerns regarding product safety or efficacy arise, or if the sponsor company fails to comply with the agreed upon trial protocols.

        Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. Submissions must also be made to inform the FDA of certain changes to the clinical trial protocol. Federal law also requires the sponsor to register the trials on public databases when they are initiated, and to disclose the results of the trials on public databases upon completion. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an institutional review board, or IRB, can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB's requirements or if the drug product has been associated with unexpected serious harm to patients. Failure to register a trial or disclose study results within the required time periods could result in penalties, including civil monetary penalties.

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

        The results of product development, preclinical studies, and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the drug product, proposed labeling, and other relevant information, are submitted to the FDA as part of an NDA for a new drug, requesting approval to market the product. The submission of an NDA is subject to the payment of a substantial user fee. A waiver of such fee may be obtained under certain limited circumstances. The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied. The FDA has substantial discretion in the product approval process, and it is impossible to predict with any certainty whether and when the FDA will grant marketing approval. The FDA may on occasion require the sponsor of an NDA to conduct additional clinical studies or to provide other scientific or technical information about the product, and these additional requirements may lead to unanticipated delay or expense. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical studies are not always conclusive, and the FDA may interpret data differently than we interpret the same data.

        If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require Phase 4 testing which involves clinical studies designed to further assess a drug product's safety and effectiveness after NDA approval. The FDA also may impose risk evaluation mitigation strategies, or REMS, on a product if the FDA believes there is a reason to monitor the safety of the drug in the marketplace. REMS are a regulatory tool that the FDA applies based on a case-by-case assessment as to whether a REMS is needed. While the FDA has not used its REMS enforcement authority for every product approval, it has exercised this authority on a regular basis, and it is anticipated the agency will continue to do so going forward. REMS could add training requirements for healthcare professionals, safety communications efforts, and limits on channels of distribution, among other things. The sponsor would be required to evaluate and monitor the various REMS activities and adjust them if need be.

Whether a REMS would be imposed on any of our products and any resulting financial impact is uncertain at this time.

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

        Drug product manufacturers and other entities involved in the manufacturing and distribution of approved drugs products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain other agencies for compliance with cGMP and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the drug product. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards, and test each product batch or lot prior to its release. In addition, in February 2012, the FDA announced that on June 12, 2012, it will begin to require that the manufacturers of commercial PET products, including radiopharmacies, hospitals and academic medical centers, either submit an NDA or Abbreviated New Drug Application, or ANDA, in order to produce PET drugs for clinical use, or produce the drugs under an IND. FDA also intends to release in the near future two draft guidances for PET drug producers that describe the NDA process and set forth a description of FDA regulation of PET products.

        The FDA also regulates the preclinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, record keeping, sales and distribution, postmarket adverse event reporting, import/export and advertising and promotion of any medical devices that we distribute pursuant to the FDCA and FDA's implementing regulations. The Federal Trade Commission shares jurisdiction with the FDA over the promotion and advertising of certain medical devices. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing. Currently, two medical devices, both of which are manufactured by third parties who hold the product clearances, comprise only a small portion of our total revenue.

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

        Because our operations include nuclear pharmacies and related businesses, such as cyclotron facilities used to produce PET products used in diagnostic medical imaging, we are subject to regulation by the NRC or the departments of health of each state in which we operate and the applicable state boards of pharmacy. In addition, the FDA is also involved in the regulation of cyclotron facilities where PET products are produced and compliance with cGMP requirements and United States Pharmacopeia (USP) requirements for PET drug compounding.

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

Drug Price Competition and Patent Term Restoration Act of 1984

        The Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, provides for: (1) restoration of a portion of a product's patent term that was lost during clinical development and application review by the FDA; (2) statutory protection, known as exclusivity, against the FDA's acceptance or approval of certain competitor applications; and (3) the legal basis for the approval of ANDAs.

        Patent term extension can compensate for time lost during product development and the regulatory review process by returning up to five years of patent life for a patent that covers a new product or its use. This period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Patent term extensions, however, are subject to a maximum extension of five years, and the patent term extension cannot extend the remaining term of a patent beyond a total of 14 years. The application for patent term extension is subject to approval by the U.S. Patent and Trademark Office in conjunction with the FDA.

        The Hatch-Waxman Act also provides for a period of statutory protection for new drugs that receive NDA approval from the FDA. If the FDA approves a new drug NDA as a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active entity, then the Hatch-Waxman Act prohibits an abbreviated application by a generic competitor, with some exceptions, for a period of five years from the date of approval of the NDA. The Hatch-Waxman Act will not prevent the filing or approval of a full NDA, as opposed to an abbreviated application, for any drug, but the competitor would be required to conduct its own clinical trials, and any use of the drug for which marketing approval is sought could not violate another NDA holder's patent claims. If FDA approves an NDA for a new drug containing an active ingredient that was previously approved by the FDA, but the NDA is for a drug that includes new clinical data to support an innovation over the previously approved drug, then the Hatch-Waxman statutory exclusivity period is only three years from the date of the NDA approval that covers the innovation. Thus, the three year exclusivity does not prohibit the FDA, with limited exceptions, from approving generic drugs containing the same active ingredient but without the new innovation.

        The Hatch-Waxman Act also permits the FDA to approve ANDAs for generic versions of drugs assuming the approval would not violate another NDA holder's patent claims. The ANDA process provides that an ANDA applicant needs only to submit data demonstrating that its product is bioequivalent to the innovator product as well as relevant chemistry, manufacturing and product data. The Hatch-Waxman Act also instituted a third type of drug application that requires the same information as a NDA, including full reports of clinical and preclinical studies, except that some of the information from the reports required for marketing approval comes from studies which the applicant does not own or have a legal right of reference. This type of application, a 505(b)(2) NDA, permits a manufacturer to obtain marketing approval for a drug without needing to conduct or obtain a right of reference for all of the required studies.

        If a competitor submits an ANDA or 505(b)(2) NDA for a compound or use of any compound covered by another NDA holder's patent claims, the Hatch-Waxman Act requires, in some circumstances, the applicant to notify the patent owner and the holder of the approved NDA of the factual and legal basis of the applicant's opinion that the patent is not valid or will not be infringed. Upon receipt of this notice, the patent owner and the NDA holder have 45 days to bring a patent infringement suit in federal district court and obtain a 30-month stay against the company seeking to reference the NDA. The NDA holder could still file a patent suit after the 45 days, but if they miss the 45-day deadline, they would not have the benefit of the 30-month stay. Alternatively, after this 45-day period, the applicant may file a declaratory judgment action, seeking a determination that the patent is invalid or will not be infringed. The discovery, trial and appeals process in such suits can take several years. If such a suit is commenced, the Hatch-Waxman Act provides a 30-month stay on the approval of the competitor's ANDA or 505(b)(2) NDA. If the litigation is resolved in favor of the competitor or the challenged patent expires during the 30-month period, unless otherwise extended by court order, the stay is lifted and the FDA may approve the application.

Healthcare Reform Act

        In March 2010, the President signed one of the most significant healthcare reform measures in decades. The Healthcare Reform Act substantially changes the way in which healthcare will be financed by both governmental and private insurers and has a significant impact on the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that affect coverage and reimbursement of drug products and the medical imaging procedures in which our drug products are used. Key provisions, implemented in 2010 and after, include the following:

  •
  establishing a presumed utilization rate of 75% for imaging equipment in the physician office and free-standing imaging facility setting for dates of service on or after January 1, 2011, which presumed utilization rate affects the Medicare per procedure medical imaging reimbursement;

  •
  increasing of the minimum rebate percentange of the average manufacturer price for Medicaid rebates payable by manufacturers of brand-name drugs (such as us) from 15.1% to 23.1%;

  •
  extending Medicaid rebates payable by manufacturers of brand-name drugs to drugs paid by Medicaid managed care organizations;

  •
  imposing a non-deductible annual fee on pharmaceutical manufacturers or importers who sell brand name prescription drugs to specified federal government programs; and

  •
  imposing a non-deductible excise tax on medical devices effective in 2013.

        The Healthcare Reform Act also establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. Beginning in 2014, the IPAB is mandated to propose changes in Medicare payments if it is determined that the rate of growth of Medicare expenditures exceeds target growth rates or the projected percentage increase for the medical expenditures portion of the Consumer Price Index is greater than the projected percentage increase in the Consumer Price Index for all items. A proposal made by the IPAB must be implemented by the Centers for Medicare and Medicaid Services, or CMS, unless Congress adopts a proposal that achieves the necessary savings. IPAB proposals may impact payments for physician and free-standing imaging services beginning in 2015 and for hospital services beginning in 2020.

        The Healthcare Reform Act also amended the federal self-referral laws, requiring referring physicians to inform patients under certain circumstances that the patients may obtain services, including MRI, computed tomography, PET, and certain other diagnostic imaging services, from a provider other than that physician, his or her group practice, another physician in his or her group practice, or another individual under direct supervision of the physician or another physician in the group practice. The referring physician must provide each patient with a written list of other suppliers who furnish such services in the area in which the patient resides. Effective January 1, 2011, this new information provision could have the effect of shifting where certain diagnostic medical imaging procedures are performed.

        The Healthcare Reform Act has been subject to judicial challenge and the Supreme Court will consider certain challenges in the first half of 2012.

Healthcare Fraud and Abuse Laws

        We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. The Medicare and Medicaid Patient Protection Act of 1987, as amended, or Federal Anti-Kickback Statute, prohibits persons from knowingly and willfully soliciting, offering, receiving or providing essentially anything of value, directly or indirectly, in order to generate business, including the purchase or prescription of a drug, that is reimbursable by federal health care programs such as Medicare or Medicaid. The scope of the Federal Anti-Kickback Statute is broad. Regulatory "safe harbors" protect certain arrangements within the scope of the statute that meet the specific requirements of the safe harbor. Arrangements outside of the safe harbor may be subject to scrutiny by government enforcement agencies and prosecuted if the arrangement is considered abusive. Many states have adopted laws similar to the Federal Anti-Kickback Statute. The scope of these state prohibitions vary and may prohibit proposed or actual financial interactions involving business reimbursed under private health insurance as well as under government health care programs. At the federal and state level, there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under the anti-kickback laws.

        Federal and state false claims laws generally prohibit anyone from knowingly and willingly presenting claims for payment to third party payors (including Medicare and Medicaid) or causing such claims to be presented when the claims involve reimbursed drugs or services that are false or fraudulent, items or services not provided as claimed, or medically unnecessary items or services. The Federal Civil False Claims Act, or False Claims Act, applies to false claims involving federal healthcare programs and permits a private individual acting as a "whistleblower" to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery. State false claims acts may apply where a claim is submitted to any third party payor (whether private health insurance or a government health care program). Government enforcement agencies and private whistleblowers have asserted liability under false claims acts for claims submitted involving inadequate care, kickbacks, improper promotion of off-label uses (i.e., uses not expressly approved by the FDA in a drug's label), reporting of drug prices to federal agencies and misrepresentations of services rendered.

The Healthcare Reform Act revised the False Claims Act to provide that a claim arising from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Our future activities relating to the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products and to the sale and marketing of our products may be subject to scrutiny under these laws.

        Laws and regulations have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and health care providers or require disclosure to the government and public of such interactions. The laws include federal "sunshine" provisions enacted in 2010 as part of the Healthcare Reform Act. The sunshine provisions apply to pharmaceutical manufacturers with products reimbursed under certain government programs and require those manufacturers to disclose annually to the federal government (for re-disclosure to the public) certain payments made to physicians and certain other healthcare practitioners or to teaching hospitals; investment interests held by physicians and their immediate family members; or drug samples provided to healthcare practitioners. The first report for samples is due in 2012 while the first report for financial interactions and ownership interests is due in 2013. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Many of these laws and regulations contain ambiguous requirements. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

        Federal and state authorities are paying increased attention to enforcement of fraud and abuse laws within the pharmaceutical industry and private individuals have been active in alleging violations of the laws and bringing suits on behalf of the government under the False Claims Act. We are unable to predict whether we would be subject to actions under fraud and abuse laws or the impact of such actions. If we were subject to allegations concerning, or were convicted of violating, these laws, our business could be harmed. Violations of federal and state laws related to fraud and abuse are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid. Even the costs of defending such claims could adversely affect our financial performance. Violations of international fraud and abuse laws could result in similar penalties, including exclusion from participation in health programs outside the United States.

Other Healthcare Laws

        Our operations may be affected by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, which established uniform standards for certain "covered entities" (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included the Health Information Technology for Economic and Clinical Health Act, or HITECH, which became effective on February 17, 2010 and expands HIPAA's privacy and security standards. Among other things, HITECH makes certain HIPAA privacy and security standards directly applicable to "business associates", independent contractors of covered entities that receive or obtain protected health information in connection with providing a service on their behalf. HITECH also increased the civil and criminal penalties that may be imposed and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney fees and costs associated with pursuing federal civil actions. Although we believe that we are neither a "covered entity" nor a "business associate" under the new legislation, we cannot assure you that regulatory authorities would agree with our assessment. In addition, HIPAA and HITECH may affect our interactions with customers who are covered entities or their business associates.

Laws Relating to Foreign Trade

        We are subject to various federal and foreign laws that govern our international business practices with respect to payments to government officials. Those laws include the U.S. Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies and their representatives from paying, offering to pay, promising, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity. In many countries, the health care professionals we regularly interact with may meet the FCPA's definition of a foreign government official. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls.

        Those laws also include the U.K. Bribery Act 2010, or Bribery Act, which became effective on July 1, 2011. The Bribery Act proscribes giving and receiving bribes in the public and private sectors, bribing a foreign public official, and failing to have adequate procedures to prevent employees and other agents from giving bribes. U.S. companies that conduct business in the United Kingdom generally will be subject to the Bribery Act. Penalties under the Bribery Act include potentially unlimited fines for companies and criminal sanctions for corporate officers under certain circumstances.

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

Environmental Matters

        We are subject to various federal, state and local laws and regulations relating to the protection of the environment, human health and safety in the United States and in other jurisdictions in which we operate. Our operations, like those of other medical product companies, involve the transport, use, handling, storage, exposure to and disposal of materials and wastes regulated under environmental laws, including hazardous and radioactive materials and wastes. We cannot assure you that we have been or will be in compliance with environmental and health and safety laws at all times. If we violate these laws and regulations, we could be fined, criminally charged or otherwise sanctioned by regulators. We believe that our operations currently comply in all material respects with applicable environmental laws and regulations.

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

        We are required to maintain a number of environmental permits and nuclear licenses for our North Billerica facility, which is our primary manufacturing, packaging and distribution facility. In particular, we must maintain a nuclear byproducts materials license issued by the Commonwealth of Massachusetts. This license requires that we provide financial assurance demonstrating our ability to cover the cost of decommissioning and decontaminating, or D&D, the Billerica site at the end of its use as a nuclear facility. We currently estimate the D&D cost at the Billerica site to be approximately $22.6 million. As of December 31, 2011, we have liability balance associated with the asset retirement obligations of approximately $4.9 million and recorded expense of $0.5 million and $0.4 million in the years ending December 31, 2011 and 2010, respectively. We currently provide this financial assurance in the form of surety bonds. We generally contract with third parties for the disposal of wastes generated by our operations. Prior to disposal, we store any low level radioactive waste at our facilities until the materials are no longer considered radioactive, as allowed by our licenses and permits.

        Environmental laws and regulations are complex, change frequently and have become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with these laws and regulations, we cannot assure you that our costs of complying with current or future environmental protection, health and safety laws and regulations will not exceed our estimates or adversely affect our results of operations and financial condition. Further, we cannot assure you that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities. While it is not feasible to predict the future costs of ongoing environmental compliance, it is reasonably probable that there will be a need for future provisions for environmental costs that, in management's opinion, are not likely to have a material effect on our financial condition, but could be material to the results of operations in any one accounting period.

Employees

        As of December 31, 2011, we had 611 employees, of which 482 were located in the United States and 129 were located internationally, and approximately 56 contractors. None of our employees are represented by a collective bargaining unit, and we believe that our relationship with our employees is excellent.

Corporate History

        Founded in 1956 as New England Nuclear Corporation, we were purchased by E. I. du Pont de Nemours and Company in 1981. Bristol-Myers Squibb Company, or BMS, subsequently acquired the diagnostic medical imaging business as part of its acquisition of DuPont Pharmaceuticals in 2001. Avista Capital Partners, L.P. and its affiliates, or collectively, Avista, acquired the medical imaging business from BMS in January 2008.

Our Sponsor

        Avista is a leading private equity firm with offices in New York, NY, Houston, TX and London, UK. Founded in 2005 as a spin-out from the former DLJ Merchant Banking Partners, or DLJMB, franchise, Avista's strategy is to make controlling or influential minority investments primarily in growth-oriented energy, healthcare, media, consumer and industrial companies. Through its team of seasoned investment professionals and industry experts, Avista seeks to partner with exceptional management teams to invest in and add value to well-positioned businesses.

Item 1A.    Risk Factors

        You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our outstanding notes to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, other risks and uncertainties that are not currently known to us or that we currently deem to be immaterial, the factors mentioned under "Cautionary Note Regarding Forward-Looking Statements" and the risks of our businesses described elsewhere in this annual report.

Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues.

        We obtain a substantial portion of our products from third party suppliers. We currently rely on BVL as our sole source manufacturer for DEFINITY and Neurolite and as our primary manufacturer for our Cardiolite product supply. We also rely on Covidien's Mallinckrodt business unit as our sole manufacturer for Ablavar. In August 2011, BVL announced that it will be transitioning out of the contract manufacturing business over the next few years. We have an alternate manufacturer for a limited supply of Cardiolite and we are actively working on an expedited program to qualify JHS as a new manufacturer of DEFINITY. We are also advancing a number of technology transfer programs to ensure the expedited transfer of all our BVL produced products, including Cardiolite, Neurolite, and DEFINITY, to alternate contract manufacturers. In addition, for reasons of quality assurance or cost effectiveness, we purchase certain components and raw materials from sole suppliers. Because we do not control the actual production of many of the products we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control. At our North Billerica, Massachusetts facility, we manufacture TechneLite on a relatively new, highly automated production line, as well as Thallium and Gallium using our older cyclotron technology. If we or one of our manufacturing partners experiences an event, including a labor dispute, natural disaster, fire, power outage, security problem, failure to meet regulatory requirements, product quality issue, technology transfer issue or other issue, we may be unable to manufacture the relevant products at previous levels or on the forecasted schedule, if at all. Due to the stringent regulations and requirements of the governing regulatory authorities regarding the manufacture of our products, we may not be able to quickly restart manufacturing at a third party or our own facility or establish additional or replacement sources for certain products, components or materials.

        In July 2010, BVL temporarily shutdown the South Complex, which is the facility where BVL manufactures products for a number of customers, including us, in order to upgrade the facility to meet certain regulatory requirements. BVL had previously planned for the shutdown of the South Complex to run through March 2011 and to resume production of our products in April 2011. In anticipation of the shutdown, BVL manufactured for us additional inventory of these products to meet our expected needs during this period. After a series of unexpected delays, BVL recently communicated to its customers, including us, that its restart activities in the South Complex were continuing and that in cooperation with the FDA, BVL planned to perform additional quality testing and analysis to remediate on-going particulate issues. We can give no assurances as to when BVL will finally resume full production of our products or whether BVL will be able to successfully manufacture and distribute product thereafter. Even if BVL is able to satisfy the FDA with its regulatory compliance, it is possible that in certain countries regulatory authorities may prohibit us from marketing products manufactured by BVL. While we have a limited number of other suppliers, if our inability to distribute products manufactured by BVL is prolonged further, we may be unable to sell our products in amounts comparable to periods prior to the shutdown. Based on our current projections, we believe that we will have limited Cardiolite supply from our alternate supplier during 2012 and sufficient DEFINITY inventory only until early in the second quarter of 2012. Consequently, we may receive no supply of DEFINITY until the technology transfer is complete and JHS commences supply. We are working to complete the technology transfer as quickly as possible, however we can give no assurance as to when the technology transfer will be completed and we will actually receive supply of DEFINITY. A prolonged shortage could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

        Because of BVL's ongoing regulatory issues and our mutual desire to enter into a new contractual relationship to replace the original arrangement, we terminated the 2008 Agreement, entered into a Settlement Agreement, agreed to receive initial supplies from BVL pursuant to the Transition Services Agreement, and entered into a longer term arrangement pursuant to a Manufacturing Services Agreement. For more detail on the arrangement, see "Item 1. Business—Ben Venue Laboratories, Inc. and Technology Transfer." Despite this new contractual relationship, BVL can terminate (i) the new Transition Services Agreement in the event that regulatory action prevents manufacturing our products for at least nine months during the term of the agreement and upon the occurrence of certain specified events, including material breach by us, bankruptcy, force majeure events and BVL's sale, wind-down or cessation of business and (ii) the new Manufacturing and Service Contract, in the event that regulatory action prevents manufacturing for the full term of the agreement and upon the occurrence of specified events, including material breach by us, bankruptcy, force majeure events and BVL's sale, wind-down or cessation of business.

        If we do not receive adequate product supply for a further prolonged period of time, we will need to implement additional expense reduction and operating and strategic initiatives. If we are not successful in those initiatives, we could, at some time in the future, be in non-compliance with one or more of the financial ratio covenants in our revolving credit facility, or the Facility, or be unable to make interest payments on the Notes (as defined below). See "Item 1A—Risk Factors—We may not be able to generate sufficient cash flow to meet our debt service obligations."

        In addition to our existing manufacturing relationships, we are also pursuing the new manufacturing relationships described above to establish and secure additional or alternative suppliers for DEFINITY, Cardiolite and Neurolite. We cannot assure you, however, that these activities, will be successful, or that before such alternate manufacturers or sources of product are fully functional and qualified that we will be able to avoid or mitigate interim supply shortages. In addition, we cannot assure you that our existing suppliers or any new suppliers can adequately maintain either their financial health or regulatory compliance to allow continued production and supply. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could eventually have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

        Quality, regulatory, and recall challenges could cause us to incur significant costs, including costs to replace products, lost revenue, damage to customer relationships, time and expense spent investigating the cause and costs of any possible settlements or judgments related thereto and potentially cause similar losses with respect to other products. Such challenges could also divert the attention of our management and employees from product development efforts. If we deliver products with defects, or if there is a perception that our products or the processes related thereto contain errors or defects, we could incur additional recall and product liability costs, and our credibility and the market acceptance and sales of our products could be materially adversely affected. Due to the strong name recognition of our brands, an adverse event involving one of our products could result in reduced market acceptance and demand for all products within that brand, and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our applications for new product approvals. Such challenges could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The global supply of Moly is fragile and not stable. Our dependence on a limited number of third-party suppliers for Moly could prevent us from delivering some of our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues.

        A critical ingredient of TechneLite, currently our largest product by annual revenues, is Moly. There are nine major reactors located around the world which produce large scale amounts of Moly: NRU located in Canada; HFR located in The Netherlands; BR2 located in Belgium; OSIRIS located in France; SAFARI located in South Africa; OPAL located in Australia; LVR-10 located in the Czech Republic; MARIA located in Poland; and RA-8 located in Argentina. Moly produced at these reactors is then finished at one of six processing sites: Nordion (formerly known as MDS Nordion) in Canada; Covidien in The Netherlands; IRE in Belgium; NTP in South Africa; ANSTO in Australia; and CNEA in Argentina. Finished Moly is then sold to Technetium generator manufacturers, including us. Historically, our largest supplier of Moly has been Nordion which has relied on the NRU reactor owned and operated by AECL, located in Chalk River, Ontario. This reactor was off-line from May 2009 until August 2010 due to a heavy water leak in the reactor vessel. The inability of the NRU reactor to produce Moly and Nordion to finish Moly during the shutdown period had a detrimental effect on our business, results of operations and cash flows. As a result of the NRU reactor shutdown, we experienced business interruption losses. We estimate the quantity of such losses to be, in the aggregate, more than $70 million, including increases in the cost of obtaining limited amounts of Moly from alternate, more distant, suppliers, and substantial decreases in sales revenue as a result of significantly curtailed manufacturing of TechneLite generators and our decreased ability to sell other Moly-based medical imaging products, including Cardiolite, in comparison to our forecasted results. The Government of Canada has stated publicly its intent to exit the isotope business when the NRU reactor's current license expires in October 2016.

        As part of the conditions for the recent relicensing of the NRU reactor from 2011 to 2016, the Canadian government has asked AECL to shut down the reactor for at least four weeks at least once a year for inspection and maintenance. The next shutdown period is scheduled to run from mid-April 2012 until mid-May 2012. We currently believe that we will be able to source substantially all of our customer demand for Moly during this time period from our other suppliers. However, because Xenon is a by-product of the Moly production process and is captured by only a limited number of Moly producers, during this shutdown period, we do not currently believe that we will be able to supply all of our customer demand for Xenon. There can be no assurance that such off-line periods will last for the stated time or that the NRU will not experience other unscheduled shutdowns in the future. Further prolonged scheduled or unscheduled shutdowns would limit the amount of Moly and Xenon available to us and limit the quantity of TechneLite that we could manufacture, distribute and sell and the amount of Xenon that we could distribute and sell, resulting in a further substantial negative effect on our business, results of operations, financial condition and cash flows.

        In the face of the NRU reactor operating challenges, the lack of a long-term commitment by the Government of Canada to the medical isotope industry and the NRU reactor re-licensure risks, we entered into Moly supply agreements with NTP and IRE to augment our supply of Moly. While this additional Moly supply allowed us to continue to manufacture and sell Technetium generators during the NRU reactor shutdown, this replacement capacity was not at the time sufficient to replace the quantity of supply we otherwise received from Nordion. A prolonged disruption of service from one of our significant Moly suppliers could have a material adverse effect on our business, results of operations, financial condition and cash flows. We are also pursuing additional sources of Moly from potential new producers around the world to further augment our current supply, but we cannot assure you that these possible additional sources of Moly will result in commercial quantities of Moly for our business, or that these new suppliers together with our current suppliers will be able to deliver a sufficient quantity of Moly to meet our needs.

        U.S., Canadian and international governments have encouraged the development of a number of alternative Moly production projects with existing reactors and technologies as well as new technologies. However, the Moly produced from these projects will likely not become available until 2015 or later. As a result, there is a limited amount of Moly available which could limit the quantity of TechneLite that we could manufacture, distribute and sell, resulting in a further substantial negative effect on our business, results of operations, financial condition and cash flows.

        If the Moly supply challenges again become acute, there may be further negative effects on our business, results of operations, financial condition and cash flows.

The instability of the global supply of Moly and recent supply shortages have resulted in increases in the cost of Moly, which has negatively affected our margins, and more restrictive agreements with suppliers, which could further increase our costs.

        With the general instability in the global supply of Moly and supply shortages during 2009 and 2010, we have faced substantial increases in the cost of Moly in comparison to historical costs. We are generally able to pass these Moly cost increases on to our customers in our customer contracts. If we are not able to do so in the future, our margins may decline further with respect to our TechneLite generators, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, the instability in the global supply of Moly resulted in Moly producers requiring, in exchange for fixed Moly prices, supply minimums in the form of take-or-pay obligations. If we are contractually obligated to purchase greater volumes of Moly than we can sell, these supply minimums could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The Moly supply shortage caused by the NRU reactor shutdown has had a negative effect on the demand for some of our products, which will likely continue in the future.

        The Moly supply shortage also had a negative effect on the use of other Technetium generator-based diagnostic medical imaging agents, including Cardiolite products. With less Moly, we manufactured fewer generators for radiopharmacies and hospitals to make up unit doses of Cardiolite products, resulting in decreased share of Cardiolite products in favor of Thallium, an older medical isotope that does not require Moly, and other diagnostic modalities. With the return to service of the NRU reactor, we have seen increased sales TechneLite. However, TechneLite unit volume has not returned to pre-shortage levels for, we believe, a number of reasons, including: (i) changing staffing and utilization practices in radiopharmacies, which have resulted in an increased number of unit-doses of Technetium-based radiopharmaceuticals being made from available amounts of Technetium; (ii) shifts to alternative diagnostic imaging modalities during the Moly supply shortage, which have not returned to Technetium-based procedures; and (iii) decreased amounts of Technetium being used in unit-doses of Technetium-based radiopharmaceuticals due to growing concerns about patient radiation dose exposure. We do not know if the staffing and utilization practices in radiopharmacies, the mix between Technetium and non-Technetium-based diagnostic procedures and the increased concerns about radiation exposure will allow Technetium demand to ever return to pre-shortage levels, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In the United States, we are heavily dependent on a few large customers to generate a majority of our revenues for our nuclear imaging products. Outside of the United States, we rely on distributors to generate a substantial portion of our revenue.

        In the United States, we rely on a limited number of radiopharmacy chains, primarily Cardinal, GE Healthcare , UPPI, and Triad, to distribute our current largest volume nuclear imaging products and generate a majority of our revenues. These four customers accounted for approximately 51% of our total revenues in the fiscal year ended December 31, 2011, with Cardinal, GE Healthcare, UPPI, and Triad accounting for 27%, 11%, 8% and 5%, respectively. Among the existing radiopharmacies in the United States, continued consolidations, divestitures and reorganizations may have a negative effect on our business, results of operations, financial condition or cash flows. We generally have distribution arrangements with our major radiopharmacy customers pursuant to multi-year contracts, each of which is subject to renewal, from as soon as December 2012 until as late as December 2017. If these contracts are not in force through the balance of their term or are not renewed, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

        Outside of the United States, Canada, Australia and Puerto Rico, we have no radiopharmacies or sales force and therefore rely on distributors, either on a country-by-country basis or on a multi-country, regional basis, to market, distribute and sell our products. These distributors accounted for approximately 19%, 23% and 29% of total non-U.S. revenues for the fiscal years ended December 31, 2011, 2010 and 2009, respectively. In certain circumstances, these distributors may also sell competing products to our own or products for competing diagnostic modalities. As a result, we cannot assure you that our international distributors will increase or maintain our current levels of unit sales or increase or maintain our current unit pricing, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We face significant competition in our business and may not be able to compete effectively.

        The market for diagnostic medical imaging agents is highly competitive and continually evolving. Our principal competitors in existing diagnostic modalities include large, global companies with substantial financial, manufacturing, sales and marketing, and logistics resources that are more diversified than us, such as Covidien, GE Healthcare, Ion Beam Applications, Bayer Schering Pharma AG, or Bayer, Bracco, and Draxis, as well as other competitors. We cannot anticipate their competitive actions, such as price reductions on products that are comparable to our own, development of new products that are more cost-effective or have superior performance than our current products, and the introduction of generic versions when our proprietary products lose their patent protection. Our current or future products could be rendered obsolete or uneconomical as a result of this competition. Our failure to compete effectively could cause us to lose market share to our competitors and have a material adverse effect on our business, results of operations, financial condition and cash flows.

Generic competition has eroded our share of the MPI segment for Cardiolite products and will likely continue to do so.

        We are currently aware of four separate third-party generic offerings of sestamibi, the first of which launched in September 2008. Management believes that prior to our BVL-related supply challenges, our share of the MPI segment held by Cardiolite products decreased from approximately one-half to approximately one-third. During 2011, we have seen our share of the MPI segment decline to just over one-quarter. Cardiolite products accounted for approximately 33%, 22% and 18% of our total revenues in the fiscal years ended December 31, 2009, 2010, and 2011, respectively. To the extent generic competitors further reduce their prices, we may be forced to further reduce the price of branded Cardiolite and lose additional segment share, which would have an adverse effect on our business, results of operations, financial condition and cash flows. With continued pricing pressure from generic competitors, we also sell a generic sestamibi while at the same time continuing to sell branded Cardiolite throughout the MPI segment. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations." This strategy of attempting to maintain market share by selling branded Cardiolite and generic sestamibi could result in a further decrease in units of branded Cardiolite sold, resulting in lower margins and decreased unit cash flow from this product line. In addition, to the extent other generic competitors further reduce their prices, we may be forced to further reduce the price of our Cardiolite products, which could have a further adverse effect on our margins, business, results of operations, financial condition and cash flows. In addition, to the extent any of the products we manufacture become less available because of supply constraints or other events, such as the recall activities in the second half of 2011 and ongoing supply challenges, our current customers may begin to favor a generic offering or a competing agent or diagnostic modality which could have a material adverse effect on our business, results of operation, financial condition and cash flows.

We are highly dependent on payments from third-party healthcare payors, including government sponsored programs, particularly Medicare, in the United States and other countries in which we operate, and reductions in third-party coverage and reimbursement rates for our products could adversely affect our business and results of operations.

        A substantial portion of our revenue depends, in part, on the extent to which the costs of our products are reimbursed by third-party private and governmental payors, including Medicare, Medicaid and other U.S. government sponsored programs as well as other non-U.S. governmental payors and private payors. These third-party payors exercise significant control over patient access and increasingly use their enhanced bargaining power to secure discounted rates and other requirements that may increase the cost of service or reduce demand for our products. Our potential customers' ability to obtain appropriate reimbursement for products and services from these third-party payors affects the selection of products they purchase and the prices they are willing to pay. If these third-party payors do not provide appropriate reimbursement for the costs of our products, deny their coverage or reduce their current levels of reimbursement, healthcare professionals may not prescribe our products and providers and suppliers may not purchase our products. In addition, demand for new products may be limited unless we obtain favorable reimbursement policies (including coverage, coding and payment) from governmental and private third-party payors at the time of the product's introduction. Third-party payors continually review their coverage policies for existing and new therapies and can deny coverage for treatments that include the use of our products or revise payment policies such that payments do not adequately cover the cost of our products. Even if third-party payors make coverage and reimbursement available, such reimbursement may not be adequate or these payors' reimbursement policies may have an adverse effect on our business, results of operations, financial condition and cash flows.

        Over the past several years, Medicare has implemented numerous changes to payment policies for imaging procedures, some of which have had a negative impact on utilization of imaging services. These include limiting payments in physician offices and free-standing imaging facility settings based upon rates paid to hospital outpatient departments, reducing payments for certain imaging procedures when performed together with other imaging procedures in the same family of procedures, and making significant revisions to the methodology for determining the practice expense portion of Medicare payment, which covers physician office expenses, including staff, equipment and supplies. In 2010, CMS, began a four year transition to changes in the practice expense methodology based upon the Physician Practice Information Survey, or PPIS, which collected information on physician practice expenses by specialty. For 2011, CMS estimated that these and other changes to Medicare payment policy would reduce payments for cardiology services by approximately 2% and for nuclear medicine services by 4%. For 2012, CMS estimates that these would reduce payments for cardiology services by approximately 1% and for nuclear medicine services by 3%. Cardiology and nuclear medicine are the key specialties performing imaging procedures using our products. Unless Medicare changes its plans to implement the PPIS fully by 2013 or Congress mandates such changes, payments are expected to be reduced further in 2013. In addition, there has been instability in the Hospital Outpatient Prospective Payment System payment rates for certain imaging procedures in the last several years, including cardiac PET and echocardiography with contrast. If payment rates for procedures formed in the hospital outpatient setting continues to be unstable, this could influence the decisions by hospital outpatient physicians to perform procedures that involve our products.

        For 2010, CMS reduced the per procedure medical imaging reimbursement in the physician office and free-standing imaging facility. CMS transitioned further reductions in payments through 2013. We believe that this has resulted in certain physicians and group practices ceasing to provide these services and has had the further effect of shifting where certain medical imaging procedures are performed from the physician office and free-standing imaging facility settings to the hospital outpatient setting, which we believe has incrementally reduced the overall number of diagnostic medical imaging procedures performed. Further, this could slow the acceptance and introduction of next-generation imaging equipment into the marketplace, which, in turn, could adversely impact the future market adoption of certain of our imaging agents already in the market or currently in clinical or preclinical development. We expect that there will continue to be proposals to reduce or limit Medicare and Medicaid payment for diagnostic services. To the extent any of these or other provisions of the Healthcare Reform Act have the effect of reducing the aggregate number of diagnostic medical imaging procedures performed in the United States, our business, results of operations, financial condition and cash flows would be adversely affected. See "Item 1—Business—Regulatory Matters."

        Moreover, under the Medicare statutory formula, payments under the Medicare Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene. In the past, when the application of the statutory formula resulted in lower payments, Congress has passed interim legislation to prevent the reductions. For 2012, President Obama first signed the Temporary Payroll Tax Cut Continuation Act of 2011, which avoided the negative update factor for physician services from January 1, 2012, through February 29, 2012. President Obama then signed the Middle Class Tax Relief and Job Creation Act of 2012, which prevented the negative update factor from going into effect and continues the zero percent update for physician services furnished between March 1, 2012 and December 31, 2012. If Congress fails to intervene to prevent the negative update factor in the future through either another temporary measure or a permanent revision to the statutory formula, payments to physicians may be further reduced in the future.

Reforms to the United States healthcare system may adversely affect our business.

        A significant portion of our patient volume is derived from U.S. government healthcare programs, principally Medicare, which are highly regulated and subject to frequent and substantial changes. For example, in March 2010, the President signed one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or, collectively, the Healthcare Reform Act. The Healthcare Reform Act contains a number of provisions that affect coverage and reimbursement of drug products and the medical imaging procedures in which our drug products are used. See "Item 1—Business—Regulatory Matters—Health Care Reform Act." A number of states have challenged the constitutionality of certain provisions of the Healthcare Reform Act, and the Supreme Court has agreed to consider certain challengesin 2012. Certain members of Congress have also proposed a number of legislative initiatives, including possible repeal of all or portions of the Healthcare Reform Act. At this time, it remains unclear whether there will be any changes made to the Healthcare Reform Act, whether to certain provisions or its entirety. We cannot assure you that the Healthcare Reform Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

        In addition, other legislative changes have been proposed and adopted since the Healthcare Reform Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. Because the Joint Select Committee was unable to achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, an automatic reduction will be triggered. Unless Congress intervenes to avoid or ameliorate these reductions, these cuts will be made to several government programs and, with respect to Medicare, would include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013.

        The full impact on our business of the Healthcare Reform Act and the new law is uncertain. Nor is it clear whether other legislative changes will be adopted or how such changes would affect our industry generally or our ability to successfully commercialize our products or the development of new products.

The Healthcare Reform Act could potentially reduce the number of diagnostic medical imaging procedures performed or could reduce the amount of reimbursements paid for such procedures.

        The Healthcare Reform Act, based on 2010 estimates from the Congressional Budget Office, is expected to extend coverage to approximately 32 million previously uninsured Americans. We cannot predict how many, if any, of those additional insureds would be current or future candidates for diagnostic medical imaging or, if as a result of such larger pool of insured Americans, the aggregate number of diagnostic medical imaging procedures performed in the United States would increase.

        Further, the implementation of the Healthcare Reform Act could potentially reduce the aggregate number of diagnostic medical imaging procedures performed in the United States. Under the Healthcare Reform Act, referring physicians under the federal self-referral law must inform patients that they may obtain certain services, including MRI, computed tomography, PET, and certain other diagnostic imaging services from a provider other than that physician, his or her group practice, another physician in his or her group practice, or another individual under the direct supervision of the physician or another physician in the group practice. The referring physician must provide each patient with a written list of other suppliers who furnish such services in the area in which the patient resides. This new information provision could have the effect of shifting where certain diagnostic medical imaging procedures are performed, which could potentially reduce the overall number of diagnostic medical imaging procedures performed.

        Further, we expect that there will continue to be proposals to reduce or limit Medicare and Medicaid payment for services. Rates paid by some private third-party payors are based, in part, on established physician, clinic and hospital charges and are generally higher than Medicare payment rates. Reductions in the amount of reimbursement paid for diagnostic medical imaging procedures and changes in the mix of our patients between non-governmental payors and government sponsored healthcare programs and among different types of non-government payor sources, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our business and industry are subject to complex and costly regulations. If government regulations are interpreted or enforced in a manner adverse to us or our business, we may be subject to enforcement actions, penalties, exclusion and other material limitations on our operations.

        Both before and after the approval of our products and product candidates, we, our products, product candidates, operations, facilities, suppliers, distributors, contract manufacturers, contract research organizations and contract testing laboratories are subject to extensive regulation by federal, state and local government agencies in the United States as well as non-U.S. and transnational laws and regulations, with regulations differing from country to country. In the United States, the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale, distribution, and import and export of drug products. We are required to register our business for permits and/or licenses with, and comply with the stringent requirements of the FDA, the NRC, the HHS, Health Canada, the EMA, state and provincial boards of pharmacy, state and provincial health departments and other federal, state and provincial agencies.

        For example, we are required to report certain adverse events and production problems, if any, to the FDA. Additionally, we must comply with requirements concerning advertising and promotion for our products, including the prohibition on the promotion of our products for indications that have not been approved by the FDA or a so-called "off-label use." If the FDA determines that our promotional materials constitute the unlawful promotion of an off-label use, it could request that we modify our promotional materials or subject us to regulatory or enforcement actions. Also, quality control and manufacturing procedures at our own facility and at third-party suppliers must conform to cGMP regulations and other applicable law after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMPs and other applicable law, and, from time to time, makes such cGMPs more stringent. Accordingly, we and others with whom we work must expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. For example, in June and July 2011, the FDA inspected our facility in Billerica, MA. As a result of the inspection, we filed a field alert and initiated a recall in connection with six lots of Cardiolite and Neurolite manufactured by BVL prior to the shutdown. Although there were no significant changes in product safety risk profiles with relatively stable adverse event rates being reported and although the rates of serious adverse medical events had also not changed significantly and are rare for these products, our medical risk assessment determined that there was a theoretical risk to patients associated with the injection of product from these lots because of the identification of certain particulate matter in a limited number of vials from these lots, which was introduced during the BVL manufacturing process. In connection with the field alerts, we conducted a 100% inspection for the presence of foreign matter for all unexpired lots of Cardiolite within our control, including retained vials, stability samples and any remaining inventory. After completing the inspections, we concluded that the probability of patient exposure to foreign matter was very low and the overall patient risk associated with Cardiolite product in the field was very low. Accordingly, we concluded that Cardiolite lots in the field were suitable for use and all inspected material was returned to active inventory status.

        In addition, in February 2012, the FDA announced that on June 12, 2012, it will began to require that the manufacturers of commercial PET products, including radiopharmacies, hospitals and academic medical centers, either submit an NDA or ANDA for producing PET drugs for clinical use, or produce the drugs under an IND.

        We are also subject to laws and regulations that govern financial and other arrangements between pharmaceutical manufacturers and healthcare providers, including federal and state anti-kickback statutes, federal and state false claims laws and regulations, beneficiary inducement laws and regulations, and other fraud and abuse laws and regulations. For example, in 2010, we entered into a Medicaid Drug Rebate Agreement for certain of our products, which could subject us to potential liability under the False Claims Act or other laws and regulations in connection with the covered products as well as the products not covered by the agreement. Although we and most of our competitors have not previously entered into such an agreement and it is unclear that it is required, we received inquiries from several states and decided to enter into such agreement. Determination of the rebate amount for our products under the Medicaid program, as well as determination of payment amounts under Medicare and certain other third-party payers, including government payers, depends upon information reported by us to the government. If we provide customers or government officials with inaccurate information about the products' eligibility for reimbursement, or the products fail to satisfy eligibility requirements, we could be subject to potential liability under the False Claims Act or other laws and regulations.

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

        We are not permitted to market our product candidates in the United States or other countries until we have received requisite regulatory approvals. For example, securing FDA approval for a new drug requires the submission of an NDA, to the FDA for our drug candidates. The NDA must include extensive nonclinical and clinical data and supporting information to establish the product candidate's safety and effectiveness for each indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA review process can take many years to complete, and approval is never guaranteed. If a product is approved, the FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling, impose restricted distribution programs, require expedited reporting of certain adverse events, or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. Approvals might not be granted on a timely basis, if at all.

        Any failure or significant delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the sale of our product candidates, may severely harm our business and delay or prevent us from being able to generate revenue from product sales. See "—Our business and industry are subject to complex and costly regulations. If government regulations are interpreted or enforced in a manner adverse to us or our business, we may be subject to enforcement actions, penalties, exclusion and other material limitations on our operations."

Our marketing and sales practices may contain risks that could result in significant liability, require us to change our business practices and restrict our operations in the future.

        We are subject to federal, state and local laws targeting fraud and abuse in the healthcare industry, including the federal fraud and abuse laws, including the False Claims Act and Federal Anti-Kickback Statute, the FCPA, the Bribery Act, the self-referral laws and restrictions on the promotion of off-label uses of our products. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid as well as health programs outside the United States. These laws and regulations are complex and subject to changing interpretation and application, which could restrict our sales or marketing practices. Even minor and inadvertent irregularities could potentially give rise to a charge that the law has been violated. Although we believe we maintain an appropriate compliance program, it may not be adequate in the detection or prevention of violations and/or the relevant regulatory authorities may disagree with our interpretation. Additionally, if there is a change in law, regulation or administrative or judicial interpretations, we may have to change one or more of our business practices to be in compliance with these laws. Required changes could be costly and time consuming.

        The Healthcare Reform Act also imposes new reporting and disclosure requirements on device and drug manufacturers for any "transfer of value" to physicians and certain other healthcare practitioners or to teaching hospitals; investment interests held by physicians and their immediate family members; or drug samples provided to healthcare practitioners. The first report for samples is due in 2012 while the first report for financial interactions and ownership interests is due in 2013. Failure to submit required information may result in civil monetary penalties of up to $150,000 per year (and up to $1 million per year for "knowing failures") for all transfers of value or ownership or investment interests not reported in an annual submission.

        The Healthcare Reform Act also provides greater financial resources to be allocated to enforcement of the fraud and abuse laws and clarifies or lowers the standard of proof for the Federal Anti-Kickback Statute and other criminal healthcare fraud statutes, which may increase overall compliance costs for industry participants, including us. A person or entity does not need to have actual knowledge of such a statute and specific intent to violate the statute. In addition, the Healthcare Reform Act revised the False Claims Act to provide that a claim arising from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. The violation of these laws, or our exclusion from such programs as Medicare, Medicaid and other governmental programs as a result of a violation of such laws, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Ultrasound contrast agents may cause side effects which could limit our ability to sell DEFINITY.

        DEFINITY is an ultrasound contrast agent based on perflutren lipid microspheres. In 2007, the FDA received reports of deaths and serious cardiopulmonary reactions following the administration of ultrasound micro-bubble contrast agents used in echocardiography. Four of the 11 reported deaths were caused by cardiac arrest occurring either during infusion or within 30 minutes following the administration of the contrast agent; most of the serious but non-fatal reactions also occurred in this time frame. As a result, in October 2007, the FDA requested that we and GE Healthcare, which distributes Optison, a competitor to DEFINITY, add a boxed warning to these products emphasizing the risk for serious cardiopulmonary reactions and that the use of these products was contraindicated in certain patients. In a strong reaction by the cardiology community to the FDA's new position, a letter was sent to the FDA, signed by 161 doctors, stating that the benefit of these ultrasound contrast agents outweighed the risks and urging that the boxed warning be removed. In May 2008, the FDA substantially modified the boxed warning. On May 2, 2011, the FDA held an advisory committee meeting to consider the status of ultrasound micro-bubble contrast agents and the boxed warning.

Although this advisory committee meeting made no formal conclusions. In October 2011, we received FDA approval of further modifications to the DEFINITY label, including: further relaxing the boxed warning; eliminating the sentence in the Indication and Use section "The safety and efficacy of DEFINITY with exercise stress or pharmacologic stress testing have not been established" (previously added in October 2007 in connection with the imposition of the box warning); and including summary data from the post-approval CaRES (Contrast echocardiography Registry for Safety Surveillance) safety registry and the post-approval pulmonary hypertension study. DEFINITY is currently the only echocardiography contrast agent able to benefit from these label modifications. If BVL continues to remain shutdown, however, we may be unable to manufacture DEFINITY until such time as our second source manufacturer can commercially produce DEFINITY. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Inventory Supply." If additional safety issues arise, this may result in further changes in labeling or result in restrictions on the approval of our product, including removal of the product from the market. Lingering safety concerns about DEFINITY among some healthcare providers or future unanticipated side effects or safety concerns associated with DEFINITY could have a material adverse effect on the unit sales of this product and our financial condition and results of operations.

Gadolinium-based imaging agents may cause side effects which could limit our ability to sell Ablavar.

        Ablavar is a contrast agent that contains gadolinium. Gadolinium contrast agents have been associated with the development of a very rare skin disease, nephrogenic systemic fibrosis, or NSF. It has also been reported that NSF may affect the internal anatomy as well as the skin. In May 2007, the FDA requested that manufacturers of all contrast agents containing gadolinium add a boxed warning and a new warning section that describes the risk of NSF because it is currently impossible to definitively determine whether the extent of risks for developing NSF are the same for all agents containing gadolinium. In September 2010, the FDA requested that additional safety-related label changes be implemented for all gadolinium-based contrast agents to highlight the risks of NSF. Of the seven gadolinium-based contrast agents currently approved for use in the United States, three of them were required by the FDA to include certain new contraindications relating to severe kidney disease. The FDA required no substantial changes to the Ablavar prescribing information.

        We are aware of ongoing litigation in the United States relating to the use of imaging agents containing gadolinium. When it was purchased by us from EPIX Pharmaceuticals, Inc., or EPIX, in April 2009, Ablavar was known as Vasovist. To date, there have been no reported cases of NSF in connection with the administration of Ablavar or, to our knowledge, Vasovist, and neither we nor EPIX have been named as a party or joined in any litigation relating to NSF. We believe that over 95,000 doses of Ablavar and Vasovist have been sold to date. However, in the event Ablavar is directly linked to this very rare disease or other unanticipated side effects, such safety concerns could have a material adverse effect on the sales of this product, and our financial conditions and results of operations.

Our business depends on our ability to successfully introduce new products and adapt to a changing technology and diagnostic landscape.

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

  •
  the timing of our market entry;

  •
  our ability to market and distribute our products effectively, including, in the case of our flurpiridaz F 18, the creation of a complex field-based manufacturing and distribution network involving PET cyclotrons located at radiopharmacies where the agent will be manufactured and distributed rapidly to end-users, given the agent's 110-minute half-life; and

  •
  market acceptance of our products, including, in the case of DEFINITY, appropriate resources to administer an intravenous agent during an echocardiography procedure, and in the case of flurpiridaz F 18, sufficient market penetration of PET cameras to which nuclear cardiologists have reasonable access.

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

        In addition, in the case of a comparatively new product such as Ablavar, because the market acceptance of Ablavar has been much slower than we initially anticipated and because of the magnitude of the required purchase minimums originally contained in the agreement with Mallinckrodt, we have entered into two separate amendments to the agreement in August 2010 and October 2011 to reduce the minimum purchase requirements. Significant cash outflows will still be required during the term of this purchase commitment and for costs incurred in connection with the product launch, with limited cash inflows from Ablavar until market penetration increases further. In addition, in the fourth quarter of 2010, we recorded an inventory write-down of approximately $10.9 million for Ablavar finished good product that has already been manufactured by Mallinckrodt that will likely expire prior to its sale to and use by customers. In the second quarter of 2011, we recorded an impairment charge of $23.5 million, the full remaining value of the product's intellectual property. In addition, in the second and fourth quarters of 2011, we recorded a further inventory write-down of approximately $13.5 million and $12.3 million, respectively, and a loss of $1.9 million and $3.7 million, respectively, for the portion of committed purchases of Ablavar that we do not believe we will be able to sell prior to product expiry. In the event that we do not meet our sales expectations for Ablavar or cannot sell the product we have committed to purchase prior to its expiration, we could incur additional inventory losses and/or losses on our purchase commitments.

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

        We currently have three pipeline candidates, two of which (flurpiridaz F 18 and our cardiac neuronal imaging agent) are currently in clinical development, while a third pipeline candidate (our vascular remodeling agent) is in pre-clinical development. To obtain regulatory approval for these product candidates, we must conduct extensive human tests, which are referred to as clinical trials, as well as meet other rigorous regulatory requirements. Satisfaction of all regulatory requirements typically takes many years and requires the expenditure of substantial resources. A number of other factors may cause significant delays in the completion of our clinical trials, including unexpected delays in the initiation of clinical sites, slower than projected enrollment, competition with ongoing clinical trials and scheduling conflicts with participating clinicians, regulatory requirements, limits on manufacturing capacity and failure of a product candidate to meet required standards for administration to humans. In addition, it may take longer than we project to achieve study endpoints and complete data analysis for a trial. Given the cost and complexity associated with conducting later stage clinical trials, we are currently considering seeking one or more partners to assist us with the development, manufacturing and commercialization of flurpiridaz F 18. We may also consider outlicensing other pipeline candidates in the future. Depending upon the terms that we can negotiate with one or more prospective partners, the development of our pipeline candidates could be delayed by the timing of the consummation of such transactions as well as factors specific to the partner or partners involved.

        Our product candidates are also prone to the risks of failure inherent in drug development and testing. The results of preliminary studies do not necessarily predict clinical success, and larger and later-stage clinical trials may not produce the same results as earlier-stage trials. Sometimes, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. Product candidates in later-stage clinical trials may fail to show desired safety and efficacy traits, despite having progressed through initial clinical testing. Further, the data collected from clinical trials of our product candidates may not be sufficient to support regulatory approval, or regulators could interpret the data differently and less favorably than we do. Further, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. Regulatory authorities may require us or our partners to conduct additional clinical testing, in which case we would have to expend additional time and resources. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in regulatory policy that occur prior to or during regulatory review. The failure to provide clinical and preclinical data that are adequate to demonstrate to the satisfaction of the regulatory authorities that our product candidates are safe and effective for their proposed use will delay or preclude approval and will prevent us from marketing those products.

        Even if our product candidates proceed successfully through clinical trials and receive regulatory approval, there is no guarantee that an approved product can be manufactured in commercial quantities at reasonable cost or that such a product will be successfully marketed. For example, flurpiridaz F 18 will require the creation of a complex, field-based manufacturing and distribution network involving PET cyclotrons located at radiopharmacies where the agent will be manufactured and distributed rapidly to end-users, given the agent's 110-minute half-life. Our development costs will increase if we are required to complete additional or larger clinical trials with respect to product candidates. If the delays or costs are significant, our financial results and our ability to commercialize our product candidates will be adversely affected.

        To the extent that we enter into a development, manufacturing or commercialization arrangement for one or more of our pipeline candidates and are successful in obtaining regulatory and reimbursement approval for such candidate or candidates, we will likely have to share some of the economic benefits that those products generate with our partner or partners.

A heightened public or regulatory focus on the radiation risks of diagnostic imaging could have an adverse effect on our business.

        We believe that there has been heightened public and regulatory focus on radiation exposure, including the concern that repeated doses of radiation used in diagnostic imaging procedures pose the potential risk of long-term cell damage, cancer and other diseases. For example, starting in January 2012, CMS will require the accreditation of facilities providing the technical component of advanced imaging services, including CT, MRI, PET and nuclear medicine, in non-hospital free-standing settings. In August 2011, the Joint Commission (an independent, not-for-profit organization that accredits and certifies more than 19,000 health care organizations and programs in the United States) issued an alert on the radiation risks of diagnostic imaging and recommended specific actions of providing "the right test and the right dose through effective processes, safe technology and a culture of safety."

        Heightened regulatory focus on risks caused by the radiation exposure received by diagnostic imaging patients could lead to increased regulation of radiopharmaceutical manufacturers or health care providers who perform procedures that use our imaging agents, which could make the procedures more costly, reduce the number of providers who perform procedures and/or decrease the demand for our products. In addition, heightened public focus on or fear of radiation exposure could lead to decreased demand for our products by patients or by health care providers who order the procedures in which our agents are used. Although we believe that our diagnostic imaging agents when properly used do not expose patients and health care providers to unsafe levels of radiation, any of the foregoing risks could have an adverse effect on our business, results of operations, financial condition and cash flows.

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

        Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our technologies and product candidates as well as successfully defending these patents and trade secrets against third-party challenges. We will only be able to protect our intellectual property from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

        The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. In addition, changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.

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

  •
  our patent applications or patents may be subject to interferences, oppositions, reexaminations or similar administrative proceedings;

  •
  we may not develop additional proprietary technologies that are patentable; or

  •
  the patents of others may have an adverse effect on our business.

        Moreover, the issuance of a patent is not conclusive as to its validity or enforceability. A third party may challenge the validity or enforceability of a patent even after its issuance by the U.S. Patent and Trademark Office. It is also uncertain how much protection, if any, will be afforded by our patents if we attempt to enforce them and they are challenged in court or in other proceedings, which may be brought in U.S. or non-U.S. jurisdictions to challenge the validity of a patent.

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

        We rely on our trademarks, trade names, and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks, including DEFINITY, Cardiolite, TechneLite, Ablavar, Neurolite and Lantheus Medical Imaging. We cannot assure you that any pending trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

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

        We are exposed to risks associated with reduced profitability and the potential financial instability of our customers, many of which may be adversely affected by volatile conditions in the financial markets. For example, unemployment and underemployment, and the resultant loss of insurance, may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, our customers may experience reductions in revenues, profitability and/or cash flow that could lead them to modify, delay or cancel orders for our products. If customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. This, in turn, could adversely affect our financial condition and liquidity. In addition, if economic challenges in the United States result in widespread and prolonged unemployment, either regionally or on a national basis, prior to the effectiveness of certain provisions of the Healthcare Reform Act, a substantial number of people may become uninsured or underinsured. In turn, this may lead to fewer individuals pursuing or being able to afford diagnostic medical imaging procedures. To the extent economic challenges result in fewer procedures being performed, our business, results of operations, financial condition and cash flows could be adversely affected.

Our business is subject to international economic, political and other risks that could negatively affect our results of operations or financial position.

        For the years ended December 31, 2011 and 2010, 24.7% and 25.2%, respectively, of our total revenues were derived from countries outside the United States. We anticipate that revenue from non-U.S. operations will grow. Accordingly, our business is subject to risks associated with doing business internationally, including:

  •
  less stable political and economic environments and changes in a specific country's or region's political or economic conditions;

  •
  international customers which are agencies or institutions of foreign governments,

  •
  currency fluctuations;

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

  •
  changes in public attitudes about the perceived safety of nuclear facilities;

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

        We generate significant revenue from export sales, as well as from operations conducted outside the United States. During the years ended December 31, 2011, 2010 and 2009, the net impact of foreign currency changes on transactions was a loss of $156,000, $209,000 and a gain of $794,000, respectively. Operations outside the United States expose us to risks including fluctuations in currency values, trade restrictions, tariff and trade regulations, U.S. export controls, non-U.S. tax laws, shipping delays, and economic and political instability. For example, violations of U.S. export controls, including those administered by the U.S. Treasury Department's Office of Foreign Assets Control, could result in fines, other civil or criminal penalties and the suspension or loss of export privileges which could have a material adverse affect on our business, results of operations, financial conditions and cash flows.

        The functional currency of each of our non-U.S. operations is generally the local currency, although one non-U.S. operation's functional currency is the U.S. Dollar. Exchange rates between some of these currencies and U.S. Dollars have fluctuated significantly in recent years and may do so in the future. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures. It is possible that fluctuations in exchange rates will have a negative effect on our results of operations.

U.S. credit markets may impact our ability to obtain financing or increase the cost of future financing, including, in the event we obtain financing with a variable interest rate, interest rate fluctuations based on macroeconomic conditions that are beyond our control.

        As of December 31, 2011, we had total consolidated debt of approximately $398.6 million, which consists of $400.0 million in aggregate principal amount of Notes issued May 10, 2010 and March 16, 2011 and due May 15, 2017, net of $3.4 million in consent solicitation fees and $2.0 million premium on debt. The Facility provides for a $42.5 million revolving credit facility, under which we currently have no amounts outstanding. During periods of volatility and disruption in the U.S., European, or global credit markets, obtaining additional or replacement financing may be more difficult and the cost of issuing new debt or replacing our Facility could be higher than under our current Facility. Higher cost of new debt may limit our ability to have cash on hand for working capital, capital expenditures and acquisitions on terms that are acceptable to us. Additionally, the Facility has a variable interest rate. By its nature, a variable interest rate will move up or down based on changes in the economy and other factors, all of which are beyond our control. If interest rates increase, our interest expense could increase, affecting earnings and reducing cash flows available for working capital, capital expenditures and acquisitions.

Many of our customer relationships outside of the United States are, either directly or indirectly, with governmental entities, and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States.

        The FCPA, the United Kingdom Bribery Act of 2010 and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business.

        The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. It also requires us to keep books and records that accurately and fairly reflect our transactions. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States are, either directly or indirectly, with governmental entities and are therefore subject to the FCPA and similar anti-bribery laws in non-U.S. jurisdictions. In addition, the United Kingdom Bribery Act of 2010 has been enacted, although the date of implementation has not yet been determined. Its provisions extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties.

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

        Our success is substantially dependent upon the performance, contributions and expertise of our chief executive officer, executive leadership and senior management team. Don Kiepert, our Chief Executive Officer and President, and other members of our executive leadership and senior management team play a significant role in generating new business and retaining existing customers. We have employment agreements with Mr. Kiepert and a limited number of other individuals on our executive leadership team, although we cannot prevent them from terminating their employment with us. We do not maintain key man life insurance policies on any of our executive officers. Our inability to retain our existing executive leadership and senior management team or attract and retain additional qualified personnel could have a material adverse effect on our business.

We have a substantial amount of indebtedness which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

        As of December 31, 2011, we had approximately $400.0 million of total principal indebtedness consisting entirely of the Notes, which mature on May 15, 2017. In addition, we have up to $42.5 million of additional borrowing capacity under the Facility. Our substantial indebtedness and any future indebtedness we incur could:

  •
  require us to dedicate a substantial portion of cash flow from operations to the payment of interest on and principal of our indebtedness, thereby reducing the funds available for other purposes;

  •
  make it more difficult for us to satisfy and comply with our obligations with respect to the Notes, namely the payment of interest and principal;

  •
  subject us to increased sensitivity to interest rate increases;

  •
  make us more vulnerable to economic downturns, adverse industry or company conditions or catastrophic external events;

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

        Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations, which are currently $39.0 million of interest per year based on our $400.0 million in total principal indebtedness as of December 31, 2011 related to the Notes, which principal is due at maturity, will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, entering into corporate collaborations or licensing arrangements for one or more of our product candidates, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, licensed or partnered, or, if sold, licensed or partnered, of the timing of the transactions and the amount of proceeds realized from those transactions, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the financial and credit markets. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would have an adverse effect on our business, results of operations and financial condition.

Despite our substantial indebtedness, we may incur more debt, which could exacerbate the risks described above.

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future subject to the limitations contained in the agreements governing our debt, including the Indenture (as defined below) governing the Notes. Although these agreements restrict us and our restricted subsidiaries from incurring additional indebtedness, these restrictions are subject to important exceptions and qualifications. For example, we are generally permitted to incur certain indebtedness, including indebtedness to finance acquisitions of similar businesses, indebtedness arising in the ordinary course of business, indebtedness among restricted subsidiaries and us and indebtedness relating to hedging obligations. We are also permitted to incur indebtedness under the Indenture governing the Notes so long as we comply with a interest coverage ratio of 2.0 to 1.0, determined on a pro forma basis for the most recently completed four fiscal quarters. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—External Sources of Liquidity." If we or our subsidiaries incur additional debt, the risks that we and they now face as a result of our high leverage could intensify. In addition, the Indenture governing the Notes and the agreement governing the Facility will not prevent us from incurring obligations that do not constitute indebtedness under the agreements.

Our debt agreements contain restrictions that will limit our flexibility in operating our business.

        The Indenture governing the Notes and the agreement governing the Facility contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries' ability to, among other things:

  •
  incur additional debt;

  •
  pay dividends or make other distributions;

  •
  redeem stock;

  •
  issue stock of subsidiaries;

  •
  make certain investments;

  •
  create liens;

  •
  enter into transactions with affiliates; and

  •
  merge, consolidate or transfer all or substantially all of our assets.

        Additionally, the agreement governing the Facility requires us to maintain certain financial ratios. A breach of any of these covenants could result in a default under the Indenture governing the Notes and the agreement governing the Facility. In January 2012, we entered into an amendment to the Facility to, among other things increase the applicable consolidated total leverage ratio and decrease the consolidated interest coverage ratio for certain fiscal quarters. Although we believe that anticipated EBITDA amounts will be sufficient such that we will be in compliance with the financial covenants, as amended, if our upcoming quarterly earnings are not sufficient, we could be in violation of the leverage ratio covenant. We may also be unable to take advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our executive offices and primary manufacturing facilities are located at our North Billerica, Massachusetts facility, which we own. As of December 31, 2011, we leased an additional 7 facilities in Canada, 2 in Australia and 2 in Puerto Rico. Our owned facilities consist of approximately 578,000 square feet of manufacturing, laboratory, mixed use and office space, and our leased facilities consist of approximately 67,416 square feet. We believe all of these facilities are well-maintained and suitable for the office, radiopharmacy, manufacturing or warehouse operations conducted in them.

        The following table summarizes information regarding our significant leased and owned properties, as of December 31, 2011:

Location	Square footage	Owned/Leased
United States
North Billerica, Massachusetts	578,000	Owned
Canada
Montreal	8,729	Leased
Mississauga	13,747	Leased
Dorval	13,079	Leased
Quebec	6,261	Leased
Hamilton	5,300	Leased
Vancouver	880	Leased
Australia
Melbourne	4,634	Leased
Adelaide	4,306	Leased
Puerto Rico
San Juan	9,200	Leased
Ponce	1,280	Leased

Item 3.    Legal Proceedings

        From time to time, we are a party to various legal proceedings arising in the ordinary course of business. In addition, we have in the past been, and may in the future be, subject to investigations by regulatory authorities which expose it to greater risks associated with litigation, regulatory or other proceedings, as a result of which we could be required to pay significant fines or penalties. The outcome of litigation, regulatory or other proceedings cannot be predicted with certainty and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to us. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against us, could materially and adversely affect its financial condition or results of operations.

        On December 16, 2010, we filed suit against one of our insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply challenge (Lantheus Medical Imaging, Inc., Plaintiff v. Zurich American Insurance Company, Defendant, United States District Court, Southern District of New York, Case No. 10 Civ 9371). The claim is the result of the shutdown of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010 due to a "heavy water" leak in the reactor vessel. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. On April 4, 2011, the parties had their first pre-trial conference in United States District Court for the Southern District of New York, and discovery has commenced and is continuing. Non-binding mediation of the case is currently scheduled to take place in the summer of 2012. We cannot be certain what amount, if any, or when, if ever, we will be able to recover for business interruption losses related to this matter.

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

        Our outstanding common stock is privately held and there is no established public trading market for our common stock. There is one stockholder of record of our common stock as of December 31, 2011. On March 21, 2011 and on May 10, 2010, our Board of Directors declared dividends of $150 million and $163.8 million, respectively, to our sole stockholder, Intermediate, which declared dividends of equal amounts to Holdings. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—External Sources of Liquidity." We do not expect to make comparable cash dividends in the future on a continuous basis, but may, from time to time, declare additional dividends to our sole stockholder in an amount to be determined. See "Item 13—Certain Relationships and Related Transactions, and Director Independence" and Note 17, "Related Party Transactions" to our consolidated financial statements for a discussion regarding transactions and agreements we have with Avista and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10, "Financing Arrangements" to our consolidated financial statements for a discussion of restrictive covenants under the agreements governing our indebtedness.

Unregistered Sales of Equity Securities

        We sold no equity securities during the year ended December 31, 2011.

Securities Authorized for Issuance Under Equity Compensations Plans

        See "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans."

Item 6.    Selected Financial Data

Basis of Financial Information

        The term "Predecessor" refers to our predecessor company, BMSMI, formerly a division of BMS, and now known as Lantheus Medical Imaging, Inc. The term "Successor" refers to Lantheus MI Intermediate, Inc., our direct parent, and its subsidiaries. The financial statements underlying the 2007 amounts reported in this item were prepared on a carve-out basis using BMS's historical bases in the assets and liabilities and the historical results of the operations of BMSMI. The 2007 financial statements were derived from the consolidated financial statements and accounting records of BMS, principally from statements and records representing the business of BMSMI when operated as a division of BMS. These financial statements were prepared in accordance with GAAP.

        The statements of comprehensive (loss) income data for the year ended December 31, 2007 include expense allocations for certain corporate financial functions historically provided to BMSMI by BMS, including general corporate expenses related to corporate functions such as executive oversight, risk management, information technology, accounting, audit, legal, investor relations, human resources, shared services and employee benefits and incentives, including pension and other post retirement benefits and stock-based compensation arrangements. Additionally, the 2007 financial statements of comprehensive (loss) income data include expense allocations relating to the effects of foreign currency derivatives.

        We consider these allocations to be a reasonable reflection of the utilization of services provided or benefits received. The allocations may not, however, reflect the expense BMSMI would have incurred as a stand-alone company, and the expense allocation methodologies used by BMS may not represent actual costs of operating the stand-alone business. Actual costs that may have been incurred if BMSMI had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology systems and infrastructure. Therefore, the selected financial data for the Successor and Predecessor periods are not comparable. In addition, certain Predecessor items have been reclassified to conform with Successor's presentation.

        Following our purchase of the medical imaging business from BMS, with the financial sponsorship of Avista, on January 8, 2008 (the "Acquisition"), our audited financial statements were prepared at the Lantheus Intermediate level rather than at the Lantheus level due to covenants in our financial arrangements undertaken in connection with the Acquisition. Because BMSMI is the legal predecessor to Lantheus, we believe that BMSMI is the effective predecessor of Lantheus MI Intermediate which owns 100% of the capital stock of Lantheus and has no other operations and holds no other assets.

Non-GAAP Financial Measures

        EBITDA and Adjusted EBITDA and the ratios related thereto, or our EBITDA Measures, as defined below and presented in this annual report, are supplemental measures of our performance that are not required by, or presented in accordance with, generally accepted accounting principles in the United States, or GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP or as alternatives to cash flow from operating activities as measures of our liquidity.

        Our EBITDA Measures may not be comparable to similarly titled measures of other companies and are not measures of performance calculated in accordance with GAAP. We have included information concerning our EBITDA Measures in this annual report because we believe that such information is used by certain investors as one measure of a company's historical performance. Furthermore, certain financial ratios included in our debt covenants are based on EBITDA as defined in the debt agreements. See Note 10, "Financing Arrangements."

        Our EBITDA Measures have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Some of these limitations are:

  •
  they do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

  •
  they do not reflect changes in, or cash requirements for, our working capital needs;

  •
  they do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments, on our debt;

  •
  although depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and our EBITDA Measures do not reflect any cash requirements for such replacements;

  •
  they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows; and

  •
  other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.

        Because of these limitations, our EBITDA Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using our EBITDA Measures only for supplemental purposes. Please see the consolidated financial statements included elsewhere in this annual report for our GAAP results.

Selected Financial Data

        The following table sets forth (i) certain selected consolidated financial data for Lantheus Intermediate, our parent company and a guarantor of the Notes (as "Successor"), as of and for the fiscal years ended December 31, 2008, 2009, 2010 and 2011, which have been derived from the audited consolidated financial statements of Lantheus Intermediate and (ii) certain selected consolidated financial data for BMSMI (as "Predecessor," formerly a division of BMS and now known as Lantheus Medical Imaging, Inc.) for the year ended December 31, 2007, which have been derived from the audited financial statements of BMSMI. The financial statements of BMSMI as of and for the year ended December 31, 2007 were prepared in connection with the purchase of the business with Avista's financial sponsorship on January 8, 2008 and contain expense allocations for corporate functions historically provided to BMSMI by BMS and not costs that we would have necessarily incurred as a stand-alone entity. These statements have been prepared using the Predecessor's bases in the assets and liabilities and the historical results of operations. As a result, the financial statements of BMSMI as of and for the year ended December 31, 2007 are not comparable to our financial statements for subsequent periods. See "—Basis of Financial Information."

        For the purpose of convenience, the selected financial data as of and for the year ended December 31, 2008 assumed an effective date of January 1, 2008 for the Acquisition. We determined that the operating results between the effective date and the acquisition date are not material and these results have been included with our 2008 operating results. The 2008 operating results include net revenues of approximately $12.0 million, gross profit of approximately $8.3 million, operating income of approximately $5.4 million and net income of $3.3 million relating to the period from January 1, 2008 through January 7, 2008.

        The results indicated below and elsewhere in this annual report are not necessarily indicative of our future performance. You should read this information together with "Item 7—Management's

Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in Item 8 of this annual report.

	Predecessor	Successor
	Year Ended December 31,
	2007	2008	2009	2010	2011
	(dollars in thousands)
Statement of Comprehensive (Loss) Income Data:
Total revenues	$629,177	$536,844	$360,211	$353,956	$356,292
Cost of goods sold(1)	223,674	244,496	184,844	204,006	255,466
Loss on firm purchase commitment	—	—	—	—	5,610
General and administrative expenses(1)	28,331	64,909	35,430	30,042	32,057
Sales and marketing expenses(1)	64,724	45,730	42,337	45,384	38,689
Research and development expense	50,005	34,682	44,631	45,130	40,945
In-process research and development	—	28,240	—	—	—
Restructuring and other charges, net	9,841	—	—	—	—

Operating (loss) income	252,602	118,787	52,969	29,394	(16,475)
Interest expense	—	(31,038)	(13,458)	(20,395)	(37,658)
Loss on early extinguishment of debt	—	—	—	(3,057)	—
Interest income	—	693	73	179	333
Other (expense) income, net	(4,224)	2,950	2,720	1,314	1,429

Income (loss) before income taxes	248,378	91,392	42,304	7,435	(52,371)
Provision for income taxes	97,073	48,606	21,952	2,465	84,098

Net (loss) income	$151,305	$42,786	$20,352	$4,970	$(136,469)

Statement of Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$243,218	$178,445	$95,783	26,317	$22,420
Investing activities	(4,808)	(530,832)	(38,351)	(8,550)	(7,694)
Financing activities	(235,880)	376,466	(49,102)	(17,550)	(6,991)
Other Financial Data:
EBITDA(2)	$320,366	$192,797	$96,214	$62,037	$16,832
Adjusted EBITDA(2)	334,064	253,882	104,060	85,228	80,084
Capital expenditures	4,808	12,175	8,856	8,335	7,694
Balance Sheet Data (at period end):
Cash and cash equivalents	$—	$21,036	$31,480	$33,006	$40,607
Total assets	539,221	528,035	492,543	495,881	358,804
Total liabilities	68,852	240,226	181,964	342,447	492,007
Current portion of long-term debt	—	15,000	30,000	—	—
Total long-term debt, net	—	127,751	63,649	250,000	398,629
Total stockholder's (deficit) equity	470,369	287,809	310,579	153,434	(133,203)

(1)
For comparability purposes, a reclassification totaling $15,788 has been made from general and administrative and sales and marketing expenses to cost of goods sold in the Predecessor period to be consistent with the Successor period presentation.

(2)
EBITDA is defined as net (loss) income plus interest, income taxes, depreciation and amortization. EBITDA is a measure used by management to measure operating performance. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments. Adjusted

  EBITDA is used by management to measure operating performance and by investors to measure a company's ability to service its debt and meet its other cash needs. Management believes that the inclusion of the adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. See "—Non-GAAP Financial Measures."

  The following table provides a reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA for the periods presented:

	Predecessor	Successor
	Year Ended December 31,
	2007	2008	2009	2010	2011
	(dollars in thousands)
Net (loss) income	$151,305	$42,786	$20,352	$4,970	$(136,469)
Interest expense, net	—	30,345	13,385	20,216	37,325
Provision for income taxes(a)	97,073	46,131	20,392	1,215	82,718
Depreciation and amortization	71,988	73,535	42,085	35,636	33,258

EBITDA	320,366	192,797	96,214	62,037	16,832
Non-cash stock-based compensation	2,385	1,368	1,209	1,634	(969)
Loss on early extinguishment of debt	—	—	—	3,057	—
Legal fees(b)	—	—	—	—	2,017
Loss on firm purchase commitment(c)	—	—	—	—	5,610
Asset write-off(d)	1,472	5,791	4,125	14,084	52,973
Inventory step-up expense(e)	—	8,189	—	—	—
Acquired in-process R&D(f)	—	28,240	—	—	—
Severance costs(g)	9,841	13,775	—	1,001	1,995
Transaction expenses(h)	—	2,742	—	—	—
Sponsor fee and other(i)	—	980	1,060	1,090	1,020
New manufacturer costs(j)	—	—	910	1,816	606
Ablavar launch costs(k)	—	—	542	509	—

Adjusted EBITDA	$334,064	$253,882	$104,060	$85,228	$80,084

(a)
Represents provision for income taxes less tax indemnification associated with an agreement with BMS and in 2011 includes the establishment of a full valuation allowance against the deferred tax assets.

(b)
Represents legal services incurred in connection with our business interruption claim associated with the NRU reactor shutdown.

(c)
Represents a loss associated with a portion of the committed purchases of Ablavar that we do not believe we will be able to sell prior to expiration.

(d)
Represents non-cash losses incurred associated with the write-down of inventory and write-off of long-lived assets. The 2011 amount consists primarily of $25.8 million inventory write-down related to our Ablavar product and $23.5 million write down related to the Ablavar intangible asset to adjust the carrying value to its fair value of zero. The 2010 amount consists primarily of $10.9 million inventory write-down related to our Ablavar product. The 2009 amount is primarily related to the write-down of accessories related to our TechneLite product as a result of the global Moly shortage and Cardiolite inventory acquired from BMS. The 2008 and 2007 amounts were primarily related to our DEFINITY product as a result of the boxed warning in October 2007.

(e)
Represents the revaluation of inventory as a result of the impact of purchase accounting in connection with the Acquisition.

(f)
Represents in-process R&D relating to the Acquisition. Immediately following the closing of the Acquisition, the in-process R&D was expensed.

(g)
In 2007, consists of severance costs relating to a work force reduction of approximately 150 employees of BMS prior to the Acquisition. In 2008, consists of severance costs relating to the closure of our European operations following the Acquisition. In 2010, consists of severance costs relating to one of our executive officers and a work force reduction in the fourth quarter. In 2011, consists of severance costs relating to board approved actions and severance of certain executives.

(h)
Represents legal, information technology and human resource advisory services and other advisory fees incurred in connection with the Acquisition.

(i)
Represents annual sponsor monitoring fee and related expenses.

(j)
Represents costs associated with establishing a second manufacturing source for Ablavar and DEFINITY.

(k)
Represents costs associated with the launch of Ablavar.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read together with "Item 6—Selected Financial Data" and the consolidated financial statements and the related notes included in Item 8 of this annual report. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Item 1A—Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements."

Overview

        We are a global leader in developing, manufacturing and distributing innovative diagnostic medical imaging agents and products that assist clinicians in the diagnosis of cardiovascular diseases such as coronary artery disease, congestive heart failure and stroke, peripheral vascular disease and other diseases. We were founded in 1956 as New England Nuclear Corporation and purchased by E. I. du Pont de Nemours and Company in 1981. We were subsequently acquired by BMS, as part of its acquisition of DuPont Pharmaceuticals in 2001. On January 8, 2008, with the financial sponsorship of Avista, we purchased the medical imaging business from BMS for an aggregate purchase price of $518.7 million, which is now known as LMI.

        Our current marketed products are used by nuclear physicians, cardiologists, radiologists, internal medicine physicians, technologists and sonographers working in a variety of clinical settings. We sell our products to radiopharmacies, hospitals, clinics, group practices, integrated delivery networks, group purchasing organizations and, in certain circumstances, wholesalers. In addition to our marketed products, we have three products in clinical and pre-clinical development including our lead Phase 3 product, flurpiridaz F 18, an MPI agent, 18F LMI1195, a cardiac neuronal imaging agent, and BMS 753951 for the identification of vascular plaque. We expect ongoing investment in our clinical programs and research and development to remain an important component of our business strategy.

        We market our products globally and have operations in the United States, Puerto Rico, Canada and Australia and distribution relationships in Europe, Asia Pacific and Latin America.

Our Products

        Our principal products include the following:

        Cardiolite is a technetium-based radiopharmaceutical imaging agent used in MPI procedures to detect coronary artery disease using SPECT. Cardiolite was approved by the FDA in 1990, and its market exclusivity expired in July 2008.

        TechneLite is a technetium-based generator which provides the essential nuclear material used by radiopharmacies to radiolabel Cardiolite and other technetium-based radiopharmaceuticals used in nuclear medicine procedures. TechneLite uses Moly as its main active ingredient.

        DEFINITY is an ultrasound contrast agent used in ultrasound exams of the heart, also known as echocardiography exams. DEFINITY consists of perflutren-containing lipid microspheres and is indicated in the United States for use in patients with suboptimal echocardiograms to assist in the imaging of the left ventricular chamber and left endocardial border of the heart in ultrasound procedures. We launched DEFINITY in 2001, and its last patent in the United States will currently expire in 2021 and in numerous foreign jurisdictions in 2019.

        In the United States, our nuclear imaging products, including Cardiolite and TechneLite, are primarily distributed through over 350 radiopharmacies that are controlled by or associated with Cardinal, UPPI, Triad and GE Healthcare. A small portion of our nuclear imaging product sales in the United States are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical capabilities. Sales of our contrast agents, including DEFINITY, are made through our direct sales force of approximately 85 representatives. Outside the United States, we own five radiopharmacies in Canada and two radiopharmacies in each of Puerto Rico and Australia. We also maintain a direct sales force in each of these countries. In the rest of the world, we rely on third-party distributors to market, distribute and sell our nuclear imaging and contrast agent products, either on a country-by-country basis or on a multi-country regional basis.

        The following table sets forth our revenue derived from our principal products:

	Year Ended December 31,
(dollars in thousands)	2011	%	2010	%	2009	%
Cardiolite	$65,316	18	$77,422	22	$119,304	33
TechneLite	131,241	37	122,044	34	112,910	31
DEFINITY	68,503	19	59,968	17	42,942	12
Other	91,232	26	94,522	27	85,055	24

Total revenues	$356,292	100	$353,956	100	$360,211	100

Key Factors Affecting Our Results

        Our business and financial performance have been, and continue to be, affected by the following:

Inventory Supply

        We currently rely on BVL for sole source manufacturing of DEFINITY, Neurolite and certain TechneLite accessories. We also rely on BVL for a majority of our Cardiolite product supply. In July 2010, BVL temporarily shutdown the facility where it manufactures products for a number of customers, including us, in order to upgrade the facility to meet certain regulatory requirements. In anticipation of this shutdown, BVL manufactured for us additional inventory of these products to meet our expected needs during the shutdown period which was anticipated to end in March 2011. As the shutdown and re-inspection periods have been longer than anticipated by BVL and ourselves, we could not meet all of the demand for certain products during the second half of 2011, resulting in an overall revenue decline over the prior period. We can give no assurances as to when BVL will be able to successfully manufacture and distribute product. If BVL is not able to provide us with adequate product supply for a prolonged period of time, we will have limited Cardiolite product supply. We also procure Cardiolite from a second-source manufacturer which could help mitigate the limited product supply, and in February 2012, entered into a five-year manufacturing and supply agreement for DEFINITY with JHS. Based on our current projections, we believe that we have sufficient DEFINITY inventory until early in the second quarter of 2012. The inventory of Neurolite previously supplied to us by BVL has now been exhausted. We are pursuing new manufacturing relationships to establish and secure additional long-term or alternative suppliers of Cardiolite, and Neurolite and DEFINITY, but we are uncertain of the timing as to when these arrangements could provide meaningful quantities of product. In addition, if BVL is not able to provide us adequate product supply for a further prolonged period of time, we will need to implement additional expense reduction and other operating and strategic initiatives. See "Item 1A—Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues."

Global Moly Supply

        Historically, our largest supplier of Moly, our highest volume raw material, has been Nordion, which has relied on the NRU reactor in Chalk River, Ontario. This reactor was off-line from May 2009 until August 2010 due to a heavy water leak in the reactor vessel. With the return to service of the NRU reactor, we have seen increased sales in TechneLite for the year ended December 31, 2011 as compared to the prior year.

        In response to the global Moly shortage and to minimize the risk of any potential future supply disruption, we took several steps to diversify and balance our global supply of Moly, including expanding our sourcing of Moly to include NTP in South Africa, IRE in Belgium and ANSTO in Australia. We are also pursuing additional sources of Moly from potential new producers around the world to further augment our current supply. In addition, we are exploring a number of alternative Moly projects with existing reactors and technologies as well as new technologies.

        During the period the NRU reactor was offline, instability in the global supply of Moly and supply shortages resulted in substantial volatility in the cost of Moly in comparison to historical costs. We were able to pass some of these Moly cost increases on to our customers through our customer contracts. Additionally, the instability in the global supply of Moly has resulted in Moly producers requiring, in exchange for fixed Moly prices, supply minimums in the form of take-or-pay obligations. With less Moly, we manufactured less TechneLite and fewer generators for radiopharmacies and hospitals to make up unit doses of Cardiolite, resulting in decreased sales of TechneLite and Cardiolite in favor of other diagnostic modalities that do not use Moly during the period the NRU reactor was offline.

Demand for TechneLite

        Following the global Moly supply challenge, we have experienced reduced demand for TechneLite generators from pre-shortage levels even though volume has increased in absolute terms from shortage levels following the return of our normal Moly supply in August 2010. Although, we do not know if Technetium demand will ever return to pre-shortage levels, we believe we will experience some increase in sales of TechneLite generators.

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

        In addition to pricing pressure due to generics, Cardiolite has also faced a moderate decline in the MPI segment due to a change in professional society appropriateness guidelines, on-going reimbursement pressures, the limited availability of Moly during the NRU reactor shutdown, the limited availability of Cardiolite during BVL outage and the increase in use of other diagnostic modalities as a result of a shift to more available imaging agents and modalities. Despite these trends, we believe our share of the MPI segment only decreased from approximately one-half to one-third, prior to the BVL-related supply challenges. During 2011, we have seen our share of the MPI segment decline to just over one-quarter. We believe these decreases were limited due to continued brand awareness, loyalty to the agent within the cardiology community and our strong relationships with our distribution partners.

Growth of DEFINITY

        We believe the market opportunity for our contrast agent, DEFINITY, remains quite significant. As we better educate the physician and healthcare provider community about the benefits and risks of this product, we believe we will experience further penetration of suboptimal echocardiograms. Sales of DEFINITY have continually increased quarter over quarter since June 2008, when we were able to modify the boxed warning on DEFINITY. Unit sales of DEFINITY had decreased substantially in late 2007 and early 2008 as a result of an FDA request in October 2007 that all manufacturers of ultrasound contrast agents add a boxed warning to their products to notify physicians and patients about potentially serious safety concerns or risks posed by the products. However, in May 2008, the boxed warning was modified by the FDA in response to the substantial advocacy efforts of prescribing physicians. Since then, DEFINITY sales have continually increased quarter over quarter. In October 2011, we received FDA approval of further modifications to the DEFINITY label, including: further relaxing the boxed warning; eliminating the sentence in the Indication and Use section "The safety and efficacy of DEFINITY with exercise stress or pharmacologic stress testing have not been established" (previously added in October 2007 in connection with the imposition of the box warning); and including summary data from the post-approval CaRES (Contrast echocardiography Registry for Safety Surveillance) safety registry and the post-approval pulmonary hypertension study. DEFINITY is currently the only echocardiography contrast agent able to benefit from these label modifications. If BVL continues to remain shutdown, however, we may be unable to manufacture DEFINITY until such time as our second source manufacturer can commercially produce DEFINITY. See "—Inventory Supply."

Ablavar

        Prior to the issuance of our June 30, 2011 financial statements, we performed an analysis of our expected future sales based on an updated sales forecast using actual results through June 30, 2011 and forecasted sales of our Ablavar product. Based on the results of this analysis we recorded an inventory write-down to cost of goods sold of $13.5 million of Ablavar inventory, which represented the cost of Ablavar finished good product and API that we did not believe we would be able to sell prior to its expiration. We also evaluated our expected sales forecast for Ablavar in consideration of our supply agreement for API. Based on the updated sales forecast, coupled with the aggregate six-year shelf life of API and finished goods, we believed that we would not be able to sell all of the committed supply. As a result, in the second quarter, we also recorded a reserve of $1.9 million for the loss associated with the portion of the committed purchases of Ablavar product that we did not believe we would be able to sell prior to expiry. In addition, we determined that the write down of Ablavar inventory represented an event that warranted assessment of the Ablavar intangible asset for its recoverability and concluded that the asset was not recoverable and prior to the issuance of our June 30, 2011 financial statements we recorded in cost of goods sold in the U.S. segment an impairment charge of $23.5 million to adjust the carrying value to its fair value of zero. Both the inventory write-down and the intellectual property asset impairment are recorded as cost of goods sold in the accompanying statements of comprehensive (loss) income. Prior to the issuance of our December 31, 2011 financial statements, we assessed our Ablavar inventory balance at December 31, 2011 considering our third and fourth quarter results, as well as results subsequent to December 31, 2011, against our current forecast of projected sales and $11.1 of remaining purchase commitments. Based upon this analysis, we recorded an additional inventory write-down in the fourth quarter to cost of goods sold of $12.3 million of Ablavar inventory, which represented the cost of Ablavar finished good product and API that we did not believe we would be able to sell prior to its expiration. We also evaluated our expected sales forecast for Ablavar in consideration of our supply agreement for API. Based on this analysis, contemplated with the aggregate six-year shelf life of API and finished goods, we believe that we will not be able to sell all of the committed supply. As a result, in the fourth quarter, we also recorded to cost of goods sold a reserve of $3.7 million for the loss associated with the portion of the committed purchases of Ablavar product that we do not believe we will be able to sell prior to expiry. After giving effect to these adjustments, as of December 31, 2011, we have a total of $12.2 million of Ablavar inventory on hand and approximately $11.1 million of remaining committed Ablavar purchase obligations. In the event that we do not meet our sales expectations for Ablavar or cannot sell the product we have committed to purchase prior to its expiration, we could incur additional inventory losses and/or losses on our purchase commitments.

        In October 2011, LMI entered into Amendment No. 2 to the Supply Agreement dated as of April 6, 2009 between LMI and Mallinckrodt. The Ablavar Agreement provides for the manufacture and supply by Mallinckrodt of Ablavar API and finished drug product for LMI. Among other things, Amendment No. 2 (i) extends the term of the Ablavar Agreement from September 30, 2012 until September 30, 2014, (ii) reduces the amount of API Mallinckrodt is obligated to supply to LMI and LMI is obligated to purchase from Mallinckrodt over the term of the Ablavar Agreement and (iii) increases the amount of finished drug product Mallinckrodt is obligated to supply to LMI and LMI is obligated to purchase from Mallinckrodt over the term of the Ablavar Agreement. As a result of Amendment No. 2, the aggregate future purchase obligations of LMI under the Ablavar Agreement were reduced from approximately $33.8 million to approximately $20.9 million. As of December 31, 2011, our remaining obligation under this agreement is approximately $11.1 million.

Increases in Research and Development Expenses

        To compete successfully in the marketplace, we must make substantial investments in new product development. As a result, research and development expenses are a key factor that has historically affected our results and will continue to do so in the future. We expect that research and development expenses will fluctuate depending primarily on the timing and outcomes of clinical trials, related manufacturing initiatives and the results of our decisions based on these outcomes. We expect to incur substantial additional expenses over the next several years for clinical trials related to our product development candidates, including flurpiridaz F 18, 18F LMI1195 and BMS 753951. We also expect manufacturing expenses for some programs included in research and development expenses to increase as we support our manufacturing infrastructure for later stages of clinical development.

Operating Results

        The following have impacted our results in the year ended December 31, 2011:

  •
  the establishment of a valuation allowance against our deferred tax assets in the amount of $102.7 million;

  •
  recording of an impairment charge related to the Ablavar intangible asset of $23.5 million, write-down of Ablavar inventory of approximately $25.8 million and recording of a reserve for expected losses on firm purchase commitments of approximately $5.6 million;

  •
  increase of interest expense as a result of our issuance of additional debt in March 2011 to approximately $37.7 million in 2011;

  •
  limited supply of Neurolite and Cardiolite product inventory as a result of the BVL shutdown and on-going return to service;

  •
  costs of product recalls associated with product manufactured by BVL;

  •
  continued increase in sales of TechneLite generators to the market following the return of a normal Moly supply in August 2010;

  •
  DEFINITY's continued growth in sales;

  •
  continued generic competition to Cardiolite;

  •
  limited Ablavar revenues to offset costs related to the launch and commercialization of the product; and

  •
  action taken on June 30, 2011 to reduce our work force in an effort to reduce costs and increase operating efficiency.

        For 2012, we believe these challenges will be partially mitigated as a result of the expected continued increase in DEFINITY sales on a year-over-year basis, assuming we are able to obtain adequate DEFINITY supply, and the return of a sustained Moly supply resulting in increased unit volume of TechneLite as compared to the period during when the NRU reactor was offline. In addition, despite the slower than anticipated market acceptance of Ablavar, we believe that with further education of its benefits and reimbursement, market acceptance of the product will increase in the future.

Years Ended December 31, 2011, 2010 and 2009

				2011 compared to 2010		2010 compared to 2009
	December 31,
				Change $	Change %	Change $	Change %
(dollars in thousands)	2011	2010	2009
Revenues
Net product revenues	$345,762	$345,747	$352,303	$15	—%	$(6,556)	(2)%
License and other revenues	10,530	8,209	7,908	2,321	28	301	4

Total revenues	356,292	353,956	360,211	2,336	1	(6,255)	(2)

Cost of goods sold	255,466	204,006	184,844	51,460	25	19,162	10
Loss on firm purchase commitment	5,610	—	—	5,610	100	—	—

Total cost of goods sold	261,076	204,006	184,844	57,070	28	19,162	10

Gross profit	95,216	149,950	175,367	(54,734)	(37)	(25,417)	(14)

Operating expenses
General and administrative expenses	32,057	30,042	35,430	2,015	7	(5,388)	(15)
Sales and marketing expenses	38,689	45,384	42,337	(6,695)	(15)	3,047	7
Research and development expenses	40,945	45,130	44,631	(4,185)	(9)	499	1

Total operating expenses	111,691	120,556	122,398	(8,865)	(7)	(1,842)	(2)

Operating (loss) income	(16,475)	29,394	52,969	(45,869)	(156)	(23,575)	(45)
Interest expense	(37,658)	(20,395)	(13,458)	(17,263)	85	(6,937)	51
Loss on early extinguishment of debt	—	(3,057)	—	3,057	(100)	(3,057)	100
Interest income	333	179	73	154	86	106	145
Other income (expense), net	1,429	1,314	2,720	115	9	(1,406)	(52)

(Loss) income before income taxes	(52,371)	7,435	42,304	(59,806)	(804)	(34,869)	(82)
Provision for income taxes	84,098	2,465	21,952	81,633	3,312	(19,487)	(89)

Net (loss) income	$(136,469)	$4,970	$20,352	$(141,439)	(2,846)%	$(15,382)	(76)%

Comparison of the Years Ended December 31, 2011, 2010, and 2009

Revenues

        Revenues are summarized as follows:

				2011 compared to 2010		2010 compared to 2009
	December 31,
				Change $	Change %	Change $	Change %
(dollars in thousands)	2011	2010	2009
U.S.
Cardiolite	$39,214	$50,408	$91,934	$(11,194)	(22)%	$(41,526)	(45)%
TechneLite	114,833	108,262	103,312	6,571	6	4,950	5
DEFINITY	67,442	58,846	42,053	8,596	15	16,793	40
Other currently marketed products	36,346	39,021	31,571	(2,675)	(7)	7,450	24

Total U.S. net product revenues	257,835	256,537	268,870	1,298	1	(12,333)	(5)
License and other revenues	10,530	8,209	7,908	2,321	28	301	4

Total U.S. revenues	$268,365	$264,746	$276,778	$3,619	1%	$(12,032)	(4)%

International
Cardiolite	$26,101	$27,014	$27,370	$(913)	(3)%	$(356)	(1)%
TechneLite	16,408	13,782	9,598	2,626	19	4,184	44
DEFINITY	1,061	1,122	889	(61)	(5)	233	26
Other currently marketed products	44,357	47,292	45,576	(2,935)	(6)	1,716	4

Total International net product revenues	$87,927	$89,210	$83,433	$(1,283)	(1)	$5,777	7

Net product revenues	$345,762	$345,747	$352,303	$15	—%	$(6,556)	(2)%
License and other revenues	10,530	8,209	7,908	2,321	28	301	4

Total revenues	$356,292	$353,956	$360,211	$2,336	1%	$(6,255)	(2)%

        Total revenues increased $2.3 million, or 1%, to $356.3 million in the year ended December 31, 2011, as compared to $354.0 million in the year ended December 31, 2010. U.S. segment revenue increased $3.6 million, or 1%, to $268.4 million in the same period, as compared to $264.7 million in the prior year. This increase in the U.S. segment over the prior year is primarily driven by increased sales of DEFINITY, due to the increase in the number of contrast studies performed, TechneLite, which was impacted from May 2009 until August 2010 by a global Moly shortage as a result of the NRU reactor outage and Xenon, primarily due to price increases. Offsetting these increases were lower Thallium revenues primarily due to customers returning to technetium-based studies following the return of a normal Moly supply and lower Cardiolite and Neurolite revenues primarily due to the BVL supply shortage and continued generic pressure for Cardiolite.

        The International segment revenues decreased $1.3 million, or 1%, to $87.9 million in the year ended December 31, 2011, as compared to $89.2 million in the year ended December 31, 2010. The decrease was primarily driven by a decrease in Thallium revenues as customers returned to technetium-based studies following the return of a normal Moly supply, as well as a decrease in Cardiolite and Neurolite revenues as a result of the recent product recall and supply issues, resulting in stock outs of product in certain international markets. Offsetting these decreases was the impact of favorable foreign currency exchange of approximately $4.2 million and higher TechneLite revenues due to an increase in global Moly availability following the return of a normal Moly supply.

        Total revenues decreased $6.2 million, or 2%, to $354.0 million in the year ended December 31, 2010, as compared to $360.2 million in the year ended December 31, 2009. U.S. segment revenue decreased $12.0 million, or 4%, to $264.7 million in the same period, as compared to $276.8 million in the prior year. This decrease was primarily due to the continued impact from the expiration of Cardiolite's market exclusivity in July 2008 and subsequent introduction of generic competition which began in September 2008, as well as the decrease in available Moly due to the global Moly supply shortage caused by the NRU reactor which was off-line from May 2009 until August 2010. As a result, unit volume and average selling price decreased by 32% and 13%, respectively, in the year ended December 31, 2010 as compared to the year ended December 31, 2009. In addition, we experienced an increase in customer rebates due to new rebate contracts entered in to in 2010.

        These decreases were offset, in part, by an increase in TechneLite sales due to a 19% price increase related to the additional Moly surcharge and distribution costs, offset by 14% lower unit volume caused by the decrease in available Moly due to the global Moly supply shortage and lower demand from what we believe are changing staffing and utilization practices in radiopharmacies, which have resulted in an increased number of unit doses of technetium-based radiopharmaceuticals being made from available amounts of technetium caused by the global Moly supply shortage. The Moly supply shortage also resulted in an increase in Thallium sales due to a 38% increase in volume due to its substitution for technetium-based studies. In addition, we realized an increase in DEFINITY sales primarily due to a 39% volume increase and 1% price increase as a result of continued market penetration since the June 2008 relaunch following a modification of the boxed warning in May 2008 and an increase in Xenon sales primarily due to 26% higher pricing and 15% higher volume from new customers.

        The International segment revenues increased $5.8 million, or 7%, to $89.2 million in the year ended December 31, 2010, as compared to $83.4 million in the year ended December 31, 2009. This increase was primarily due to favorable currency exchange of approximately $6.2 million offset, in part, by lower product volume due to the decrease in available Moly caused by the global Moly supply shortage.

Rebates and Allowances

        Estimates for rebates and allowances represent our estimated obligations under contractual arrangements with third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction to product revenue and the establishment of a liability which is included in accrued expenses. These rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate, programs for certain products, administration fees of group purchasing organizations and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third party's buying patterns and the resulting applicable contractual rebate or commission rate(s) to be earned over a contractual period.

        An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates	Allowances	Total
Balance, as of January 1, 2009	$7,972	$97	$8,069
Current provisions relating to sales in current year	1,996	471	2,467
Adjustments relating to prior years estimate	(1,586)	—	(1,586)
Payments/credits relating to sales in current year	(1,579)	(430)	(2,009)
Payments/credits relating to sales in prior years	(6,376)	(97)	(6,473)

Balance, as of December 31, 2009	427	41	468
Current provisions relating to sales in current year	3,072	555	3,627
Adjustments relating to prior years estimate	—	—	—
Payments/credits relating to sales in current year	(2,171)	(454)	(2,625)
Payments/credits relating to sales in prior years	(418)	(41)	(459)

Balance, as of December 31, 2010	910	101	1,011
Current provisions relating to sales in current year	3,672	474	4,146
Adjustments relating to prior years estimate	(116)	—	(116)
Payments/credits relating to sales in current year	(2,617)	(441)	(3,058)
Payments/credits relating to sales in prior years	(493)	(101)	(594)

Balance, as of December 31, 2011	$1,356	$33	$1,389

        The accrual for rebates and allowances was approximately $1.4 million and $0.9 at December 31, 2011 and December 31, 2010, respectively. The increase in the accrual resulted principally from the full year impact in 2011 of the addition of contracts with rebate rights signed in the second half of 2010. In October 2010, we entered into a Medicaid Drug Rebate Agreement for certain of our products, which did not have a material impact on our results of operations in 2010 or 2011. If the demand for these products through the Medicaid program increases in the future, our rebates associated with this program could increase and could have a material impact on future results of operations.

Costs of Goods Sold

        Cost of goods sold consists of manufacturing, distribution, definite lived intangible asset amortization and other costs related to our commercial products. In addition, it includes the write off of excess and obsolete inventory.

        Cost of goods sold is summarized as follows:

				2011 compared to 2010		2010 compared to 2009
	December 31,
				Change $	Change %	Change $	Change %
(dollars in thousands)	2011	2010	2009
United States	$206,450	$148,454	$128,692	$57,996	39%	$19,762	15%
International	54,626	55,552	56,152	(926)	(2)	(600)	(1)

Total Cost of Goods Sold	$261,076	$204,006	$184,844	$57,070	28%	$19,162	10%

        Total cost of goods sold increased $57.1 million, or 28%, to $261.1 million in the year ended December 31, 2011, as compared to $204.0 million in the year ended December 31, 2010. U.S. segment cost of goods sold increased approximately $58.0 million, or 39%, to $206.5 million in same period, as compared to $148.5 million in the prior year period. International segment cost of goods sold decreased $0.9 million, or 2%, to $54.6 million for the same period, as compared to $55.5 million in the prior year period.

        For the year ended December 31, 2011 as compared to the same period for 2010, the primary contributing factors to the increase in the U.S. segment cost of goods sold relate to charges resulting from an assessment of future Ablavar sales, on-hand inventory shelf-life, committed supply and an impairment of the Ablavar patent portfolio intangible asset. The total costs included in cost of goods sold of the inventory reserve, the loss contract reserve and the intangible impairment was $54.9 million for the year ended December 31, 2011, as compared to a $10.9 million write-off of Ablavar inventory in 2010, an increase of $44.0 million. The U.S. segment also incurred higher costs as we produced more TechneLite after the return to normal Moly supply following the outage of the NRU reactor in Chalk River, Ontario. Increases in Thallium and Gallium costs also occurred as a result of lower International segment volume, the effect of which burdens the U.S. segment with a greater share of manufacturing overhead expenses. Similarly, we also experienced higher Neurolite manufacturing cost due primarily to lower International segment volume as a direct result of the longer than expected BVL shutdown and product recall, the effect of which burdens the U.S. segment with more cost due to lower absorption. These increases were partially offset by a decrease for amortization of intangible customer relationships.

        Cost of goods sold in our International segment decreased primarily due to lower Neurolite volume as a result of the longer than expected BVL outage and product recall. We also experienced lower Thallium cost due to lower volumes resulting from customers switching to technetium-based studies and lower third party and other product cost due to favorable mix and lower material costs. These decreases were partially offset primarily by higher manufacturing costs in our radiopharmacies.

        Total cost of goods sold increased $19.2 million, or 10%, to $204.0 million in the year ended December 31, 2010, as compared to $184.8 million in the year ended December 31, 2009. U.S. segment cost of goods sold increased $19.8 million, or 15%, to $148.5 million in same period, as compared to $128.7 million in the prior year period. International segment cost of goods sold decreased $0.6 million, or 1%, to $55.5 million for the same period, as compared to $56.1 million in the prior year period.

        For the year ended December 31, 2010 as compared to the same period for 2009, the increase in the U.S. segment cost of goods sold was primarily due to higher material costs for TechneLite and higher Thallium product cost as a result of the global Moly supply shortage, an increase in Ablavar cost primarily related to the $10.9 million inventory write-down of Ablavar finished good product which we did not believe we would be able to utilize prior to its expiration and an increase in the cost of Xenon driven by increased volume. This was offset, in part, by a decrease of amortization of intangible customer relationships and capitalized software and a decrease in distribution and other overhead costs.

        The decrease in the International segment cost of goods sold was due to lower costs driven by lower volumes as a result of the global Moly supply shortage offset by higher material costs for available product and lower amortization related to intangible customer relationships.

Gross Profit

				2011 compared to 2010		2010 compared to 2009
	December 31,
				Change $	Change %	Change $	Change %
(dollars in thousands)	2011	2010	2009
United States	$61,915	$116,292	$148,086	$(54,377)	(47)%	$(31,794)	(21)%
International	33,301	33,658	27,281	(357)	(1)	6,377	23

Total Gross Profit	$95,216	$149,950	$175,367	$(54,734)	(37)%	$(25,417)	(14)%

        Total gross profit decreased $54.7 million, or 37%, to $95.2 million in the year ended December 31, 2011, as compared to $150.0 million in the year ended December 31, 2010. U.S. segment gross profit decreased $54.4 million, or 47%, to $61.9 million, as compared to $116.3 million in the prior year period. International segment gross profit decreased $0.4 million, or 1%, to $33.3 million for the same period, as compared to $33.7 million in the prior year period.

        Gross profit in the U.S. segment decreased primarily due to the $44.0 million incremental expense in 2011 arising from the Ablavar inventory, loss contract reserves and intangible asset impairment previously discussed. We also experienced a decrease in Cardiolite and Neurolite profit relating to revenue loss from the longer than anticipated BVL outage and product recall, coupled with higher manufacturing costs arising from unabsorbed capacity due primarily to the inability to supply product as a result of the longer than expected BVL shutdown. A decrease in Thallium profit also occurred due to customers sourcing product from competitors and higher manufacturing cost. These decreases were partially offset by an increase in DEFINITY profit as demand continues to increase as well as higher profit from Xenon due to an increase in price.

        Gross profit in our International segment decreased largely due to a decrease in Thallium gross profit due to lower volume as customers returned to technetium-based studies. We also experienced increased manufacturing costs in our radiopharmacies and a decrease in Cardiolite gross profit relating to the longer than anticipated BVL outage. These decreases were partially offset by an increase in TechneLite gross profit following the return to normal Moly supply and an increase in third party and other products profit due to lower material costs, favorable mix and higher revenues from fluorodeoxyglucose ("FDG"), a PET imaging cancer agent, and generic sestamibi.

        Total gross profit decreased $25.4 million, or 14%, to $150.0 million in the year ended December 31, 2010, as compared to $175.4 million in the year ended December 31, 2009. U.S. segment gross profit decreased $31.8 million, or 21%, to $116.3 million, as compared to $148.1 million in the prior year period. International segment gross profit increased $6.4 million, or 23%, to $33.7 million for the same period, as compared to $27.3 million in the prior year period.

        Gross profit in the U.S. segment decreased primarily due to the expense arising from the Ablavar inventory reserves previously discussed. Gross profit was also negatively affected by decreased price and volume reductions associated with the expiration of Cardiolite's market exclusivity, along with reductions in TechneLite and Thallium margins as a result of the global Moly supply shortage. These decreases were offset primarily by increased gross profit associated with increased DEFINITY volume as a result of a continued demand ramp up from the June 2008 relaunch, a reduction in amortization related to intangible customer relationships and capitalized software and an increase in Xenon gross profit due to higher volumes and price.

        The increase in the International segment gross profit was primarily attributable to a change in product mix between Cardiolite, TechneLite and Thallium as a result of the global Moly supply shortage, offset, in part by favorable exchange rates.

General and Administrative

				2011 compared to 2010		2010 compared to 2009
	December 31,
				Change $	Change %	Change $	Change %
(dollars in thousands)	2011	2010	2009
United States	$29,415	$27,193	$33,244	$2,222	8%	$(6,051)	(18)%
International	2,642	2,849	2,186	(207)	(7)	663	30

Total General and Administrative	$32,057	$30,042	$35,430	$2,015	7%	$(5,388)	(15)%

        General and administrative expenses consist of salaries and related costs for personnel in executive, finance, legal, information technology and human resource functions. Other costs in general and administrative include professional fees for information technology services, external legal fees, consulting and accounting services as well as bad debt expense, and certain facility and insurance costs; including director and officer liability insurance.

        Total general and administrative expenses increased $2.0 million, or 7%, to $32.1 million in the year ended December 31, 2011, as compared to $30.0 million in the year ended December 31, 2010. In the U.S. segment, general and administrative expenses increased $2.2 million, or 8%, to $29.4 million, as compared to $27.2 million in the prior year period. The increase primarily related to legal expenses for a business interruption insurance claim, as well as higher salaries and benefits for additional experienced personnel. These increases were partly offset by lower professional services fees driven by cost containment initiatives.

        For the year ended December 31, 2011, general and administrative expenses in the International segment decreased $0.2 million or 7%, to $2.6 million as compared to $2.8 million in the prior year period. This decrease was primarily driven by lower recruitment fees and bad debt expense.

        Total general and administrative expenses decreased $5.4 million, or 15%, to $30.0 million in the year ended December 31, 2010, as compared to $35.4 million in the year ended December 31, 2009. In the U.S. segment, general and administrative expenses decreased $6.0 million, or 18%, to $27.2 million, as compared to $33.2 million in the prior year period. General and administrative expenses in the U.S. segment decreased primarily due to: non-recurring external consulting in 2009 related to our infrastructure cost improvement initiative; lower salary, benefits and employee related expenses primarily driven by changes in attainment of performance related compensation; and lower information technology external contractor and service expenses primarily for non-recurring business transition activities in 2009 as well as cost control efforts in 2010.

        International segment general and administrative expenses increased $0.6 million, or 30%, to $2.8 million for the same period, as compared to $2.2 million in the prior year period. The increase was attributable to increased bad debt reserves, recruitment fees and other expenses.

Sales and Marketing

				2011 compared to 2010		2010 compared to 2009
	December 31,
				Change $	Change %	Change $	Change %
(dollars in thousands)	2011	2010	2009
United States	$34,040	$40,762	$37,873	$(6,722)	(16)%	$2,889	8%
International	4,649	4,622	4,464	27	1	158	4

Total Sales and Marketing	$38,689	$45,384	$42,337	$(6,695)	(15)%	$3,047	7%

        Sales and marketing expenses consist primarily of salaries and related costs for personnel in field sales, marketing, business development, and customer service functions. Other costs in sales and marketing expense include the development and printing of advertising and promotional material, professional services, market research, and sales meetings.

        Total sales and marketing expenses decreased $6.7 million, or 15%, to $38.7 million in the year ended December 31, 2011, as compared to $45.4 million in the year ended December 31, 2010. In the U.S. segment, sales and marketing expense decreased $6.7 million, or 16%, to $34.0 million in the same period, as compared to $40.8 million in the prior year. The decrease related primarily to the discontinued use of a contracted sales force supporting Ablavar, as part of a sales force reorganization in the fourth quarter of 2010. Compensation costs were lower due to a non-recurring reduction of stock compensation expense resulting from an expired liability award. Other decreases, driven by cost containment initiatives, include market research primarily related to Ablavar and lower professional services. These decreases were partly offset by increased variable incentive compensation for the sales force. As a percentage of net revenue in the U.S. segment, sales and marketing expenses were 13% and 15% for the years ended December 31, 2011 and 2010, respectively.

        For the year ended December 31, 2011, the International segment sales and marketing expense remained relatively flat. As a percentage of net revenue, sales and marketing expenses in the International segment were 5% for each of the years ended December 31, 2011 and 2010.

        Total sales and marketing expenses increased $3.1 million, or 7%, to $45.4 million in the year ended December 31, 2010, as compared to $42.3 million in the year ended December 31, 2009. In the U.S. segment, sales and marketing expenses increased $2.9 million, or 8%, to $40.8 million, as compared to $37.9 million in the prior year period. International segment sales and marketing expenses increased $0.2 million, or 4%, to $4.6 million for the same period, as compared to $4.4 million in the prior year period.

        Sales and marketing expenses in the U.S. segment increased primarily due to a contract sales force hired in the fourth quarter of 2009 to support the launch, advertising, promotion and sales of Ablavar. Other increases associated with marketing development initiatives for flurpiridaz F 18 and other potential products were offset by lower advertising and other promotion costs related to DEFINITY, due to the delay of new agency selection and cost control efforts. As a percentage of net revenue in the U.S. segment, sales and marketing expenses were 15% and 13% for the years ended December 31, 2010 and 2009, respectively.

        Sales and marketing expenses in the International segment increased primarily due to market research related to product opportunities in foreign markets. As a percentage of net revenue, sales and marketing expenses in the International segment were 5% for each of the years ended December 31, 2010 and 2009.

Research and Development

				2011 compared to 2010		2010 compared to 2009
	December 31,
				Change $	Change %	Change $	Change %
(dollars in thousands)	2011	2010	2009
United States	$40,387	$44,639	$43,535	$(4,252)	(10)%	$1,104	3%
International	558	491	1,096	67	14	(605)	(55)

Total Research and Development	$40,945	$45,130	$44,631	$(4,185)	(9)%	$499	1%

        Total research and development expense decreased $4.2 million, or 9%, to $40.9 million for the year ended December 31, 2011, as compared to $45.1 million in the year ended December 31, 2010. In the U.S. segment, research and development expense decreased $4.3 million, or 10%, to $40.3 million, as compared to $44.6 million in the prior year period. In the International segment, research and development expenses increased $0.1 million, or 14%, to $0.6 million, as compared to $0.5 million in the prior year period.

        The decrease in research and development expense in the U.S. segment was primarily due to the timing of clinical activity related to our flurpiridaz F 18 program. During the first half of 2011, we were primarily in the planning and preparation stage for our flurpiridaz F 18 Phase 3 trial. At the end of the second quarter we enrolled our first patient and continued to actively enroll patients and activate sites during the second half of 2011. In 2010, we had costs related to multiple clinical trials, principally, the flurpiridaz F 18 Phase 2 clinical trial and our DEFINITY Phase 4 clinical trial. These clinical trial expenses were offset, in part, by the closure and final true-up of our Cardiolite Pediatrics clinical trial. This reduction of clinical activity in 2011 resulted in lower costs related to drug products, lab supplies, clinical site monitoring and consultants. Additionally, we had a decrease in personnel related costs resulting from a work force reduction in June 2011, fewer independent medical education grants and lower regulatory filing fees as the 2010 results include a one-time fee to the FDA for a supplemental New Drug Application, or sNDA, for our DEFINITY product.

        Research and development expenses in the International segment remained relatively consistent for 2011 as compared to 2010.

        Total research and development expenses increased $0.5 million, or 1%, to $45.1 million in the year ended December 31, 2010, as compared to $44.6 million in the year ended December 31, 2009. U.S. segment sales and marketing expenses increased $1.1 million, or 3%, to $44.6 million, as compared to $43.5 million in the prior year period. International segment sales and marketing expenses decreased $0.6 million, or 55%, to $0.5 million for the same period, as compared to $1.1 million in the prior year period.

        Research and development expenses in the U.S. segment increased primarily due to new employees hired during the second half of 2009 to support clinical programs, including medical liaison support for Ablavar, additional pharmacovigilance services and product support, and increased regulatory fees primarily related to our sNDA filing for DEFINITY stress indication and our annual product registration fee to the European Medicines Agency. These increases in expenses were offset, in part, by a reduction in clinical trial costs resulting from the completion of our Cardiolite long-term follow up study, the completion of a DEFINITY Phase 4 study, and the completion of patient enrollment in our flurpiridaz F 18 Phase 2 clinical trial in the second quarter of 2010.

        Research and development expenses in the International segment decreased primarily due to lower regulatory service cost in the European market.

        Our research and development expenses related to our Flurpiridaz F 18 program for 2010 consisted primarily of costs related to the completion of our Phase 2 and the planning of our Phase 3 clinical trials. We commenced our Phase 3 trials in the second quarter of 2011 and expect to incur additional expenses related to our Phase 3 trials in 2012.

Other Income (Expense), Net

				2011 compared to 2010		2010 compared to 2009
	December 31,
				Change $	Change %	Change $	Change %
(dollars in thousands)	2011	2010	2009
Interest expense	$(37,658)	$(20,395)	$(13,458)	$(17,263)	85%	$(6,937)	51%
Loss on early extinguishment of debt	—	(3,057)	—	3,057	(100)	(3,057)	100
Interest Income	333	179	73	154	86	106	145
Other Income, Net	1,429	1,314	2,720	115	9	(1,406)	(52)

Total Other Expense, net	$(35,896)	$(21,959)	$(10,665)	$(13,937)	63%	$(11,294)	106%

Interest Expense

        For the year ended December 31, 2011 compared to the same period in 2010, interest expense increased to $37.7 million from $20.4 million, as a result of the issuance of $150 million of New Notes. See Note 10, "Financing Arrangements" in our accompanying consolidated financial statements.

        Interest expense was $20.4 million in the year ended December 31, 2010 compared to $13.5 million in the year ended December 31, 2009, an increase of $6.9 million, or 51%. This increase was due to the interest related to our Existing Notes.

Interest Income

        For the year ended December 31, 2011 compared to the same period in 2010, interest income increased to $0.3 million from $0.2 million, primarily as a result of an increase in cash in interest bearing accounts.

        Interest income was $0.2 million in the year ended December 31, 2010 compared to $0.1 million in the year ended December 31, 2009, an increase of $0.1 million, or 145%. This change was due to increased cash balances in interest bearing savings accounts.

Other Income, net

        For the year ended December 31, 2011 compared to the same period in 2010, other income, net increased by $115,000 primarily as a result of an increase in the amount of income recognized related to our tax indemnification agreement with BMS offset slightly by foreign currency exchange.

        Other income, net in the year ended December 31, 2010 was $1.3 million compared to $2.7 million in the year ended December 31, 2009. The decrease was primarily attributable to changes in the amount of income recognized related to our tax indemnification agreement with BMS, as well as changes in exchange rates, primarily between the British Pound and U.S. Dollar currencies, in 2010 as compared to 2009.

Provision for Income Taxes

				2011 compared to 2010		2010 compared to 2009
	December 31,
				Change $	Change %	Change $	Change %
(dollars in thousands)	2011	2010	2009
Provision for income taxes	$84,098	$2,465	$21,952	$81,633	3,312%	$(19,487)	(89)%

        For the year ended December 31, 2011 compared to the same period in 2010, provision for income taxes increased, due primarily to the increase in valuation allowance.

        We have generated domestic pre-tax losses for the past two years. This loss history coupled with uncertainties surrounding our ability to obtain sustained product supply demonstrates negative evidence concerning our ability to utilize our gross deferred tax assets. In order to overcome the presumption of recording a valuation allowance against our net deferred tax assets, we must have sufficient positive evidence that we can generate sufficient taxable income to utilize these deferred tax assets within the carryover or forecast period. Although we have no history of expiring net operating losses or other tax attributes, our pre-tax loss of $52.4 million in 2011, the cumulative loss incurred over the three-year period ended December 31, 2011, and the uncertainty regarding product supply issues, management determined that all of the net U.S. deferred tax assets are not more likely than not recoverable. As a result of this analysis, we have recorded a valuation allowance in the amount of $102.7 million in 2011.

        Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete events that may not occur in any given year, but are not consistent from year to year. The provision for income taxes was $84.1 million for the year ended December 31, 2011, $2.5 million for the year ended December 31, 2010 and $22.0 million for the year ended December 31, 2009. The decrease in tax for 2010 compared to 2009 was attributable primarily to a decrease in pre tax income. Our effective tax rates for the years ended December 31, 2011, 2010, and 2009 were, 160.7%, 33.1%, and 51.9%, respectively. The effective tax rate was lower than the statutory rate in 2011 due to the increase in the valuation allowance, the foreign tax rate differential, research credits, and the affect of uncertain tax provisions. The effective tax rate was lower than the statutory rate in 2010 due to the foreign tax rate differential, the utilization of net operating losses, research credits, an adjustment to the tax rate applied to net state deferred tax assets and adjustments to prior years tax returns. The excess of our effective tax rate over the statutory rate in 2009 results primarily from uncertain tax positions and the impact of changing the tax rate on state deferred taxes. Undistributed earnings of various foreign subsidiaries aggregated $14.1 million, $9.5 million and $6.5 million at December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, we do not believe that we will reinvest approximately $13.0 million of earnings in three of our foreign subsidiaries, and have recorded a related tax provision of $5.9 million.

Liquidity and Capital Resources

Cash Flows

        The following table provides information regarding our cash flows:

				% Change
	Year Ended December 31,
				2011 Compared to 2010	2010 Compared to 2009
	2011	2010	2009
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$22,420	$26,317	$95,783	(15)%	(73)%
Investing activities	(7,694)	(8,550)	(38,351)	(10)%	(78)%
Financing activities	(6,991)	(17,550)	(49,102)	(60)%	(64)%

Net Cash Provided by Operating Activities

        Cash provided by operating activities is primarily driven by our earnings and changes in working capital. The decrease in cash provided by operating activities for the year ended December 31, 2011 as compared to 2010 was primarily driven by lower revenues due to the supply challenges as a result of the recent recall and prolonged BVL outage, offset, in part, by a contract amendment with Covidien which decreased our 2011 purchase commitments of Ablavar product.

        The decrease in cash provided by operating activities for 2010 as compared to 2009 was primarily driven by decreased cash receipts associated with customer receivables at the end of 2010 and increased expenditures for inventory purchases associated with manufacturing of Ablavar, which was launched in January 2010.

Net Cash Used in Investing Activities

        Our primary uses of cash in investing activities are for the purchase of property and equipment and the acquisition of product rights. Net cash used in investing activities in 2011 and 2010 reflected the purchase of property and equipment for $7.7 million and $8.3 million, respectively. In addition, in 2010 and 2009, investing activities used $0.2 million and $29.5 million, respectively, of cash for the acquisition of the rights to a MRA agent, now known as Ablavar.

Net Cash Used in Financing Activities

        Our primary historical uses of cash in financing activities are principal payments on our then existing term loan and line of credit. On May 10, 2010 and March 21, 2011 we issued $250.0 million and $150.0 million, respectively, of our Notes and paid associated financing costs, paid outstanding principal on the term loan and issued dividends to Holdings. Net cash used in 2011 and 2010 primarily represents the results of these activities as well as the draw down and repayment in 2011 of $10.0 million on our line of credit. Net cash used in financing activities in 2009 reflected aggregate principal payments on our term loan of $49.1 million and proceeds from the draw down on our line of credit of $28.0 million offset by payments on our line of credit of $28.0 million.

        Since 2010, our primary source of cash flows from financing activities has been the proceeds from the issuance of the Notes. Going forward, we expect our primary source of cash flows from financing activities to be further issuances of securities or other financing arrangements into which we may enter. Our primary historical uses of cash in financing activities are principal payments on our term loan and line of credit as well as dividends to Holdings, our parent. See "—External Sources of Liquidity."

External Sources of Liquidity

        On May 10, 2010, LMI issued $250.0 million in aggregate principal amount of 9.750% Senior Notes due in 2017, or the Restricted Notes, at face value, net of issuance costs of $10.1 million, under the indenture, dated as of May 10, 2010. The net proceeds were used to repay $77.9 million due under LMI's outstanding credit agreement and to issue a $163.8 million dividend to Holdings. Holdings utilized the dividend to repay a $75.0 million demand note and to repurchase $90.0 million of Holdings' Series A Preferred Stock at the accreted value. The $75.0 million Demand Note was issued in June 2009, was payable on demand and had an interest rate equal to the greater of the prime rate plus 2.25% or LIBOR plus 5.0%; the interest rate at December 31, 2009 was 5.5%. On February 2, 2011, LMI consummated an exchange offer where LMI exchanged $250.0 million aggregate principal amount of our Restricted Notes for an equal principal amount of 9.750% Senior Notes due 2017, or the Exchange Notes and, together with the Restricted Notes, the Existing Notes, that were registered under the Securities Act, with substantially identical terms in all respects.

        On March 21, 2011, LMI issued an additional $150.0 million in aggregate principal amount of our New Restricted Notes at face value, net of issuance costs of $4.9 million, under the indenture, dated as of May 10, 2010, as supplemented by the First Supplemental Indenture, dated as of March 14, 2011, and the Second Supplemental Indenture, dated as of March 21, 2011, or together, the Indenture. The net proceeds were used to fund a $150.0 million dividend to Holdings. Holdings utilized the dividend to repurchase all of the remaining Holdings' Series A Preferred Stock at the accreted value of approximately $44 million and to issue an approximate $106 million dividend to our common securityholders. On May 10, 2011, LMI consummated an exchange offer where LMI exchanged $150.0 million aggregate principal amount of New Restricted Notes for an equal principal amount of 9.750% Senior Notes due 2017, or the New Exchange Notes and, together with the New Restricted Notes, the New Notes, registered under the Securities Act, with substantially identical terms in all respects.

        The Existing Notes and the New Notes, or together, the Notes mature on May 15, 2017. Interest on the Notes accrues at a rate of 9.750% per year and is payable semiannually in arrears on May 15 and November 15 commencing on November 15, 2010 for the Notes issued on May 10, 2010 and May 15, 2011 for the Notes issued on March 21, 2011. Our annual interest expense has increased from $24.4 million to $39.0 million as a result of the March 21, 2011 issuance of Notes.

        In connection with the Restricted Notes issuance, LMI entered into a revolving facility (the "Facility") for total borrowings up to $42.5 million with the ability to request the lenders to increase the Facility by an additional amount of up to $15.0 million at the discretion of the lenders. In March 2011, LMI received the consent of the lenders under the Facility to amend the agreement to allow us to use the net proceeds of the March 2011 issuance as described above. The amendment also increased the consolidated total leverage ratio to accommodate the New Notes issuance and decreased the consolidated interest coverage ratio to accommodate the associated increase in semiannual interest payments. Additionally, the amendment adjusted the effective interest rate of borrowings thereunder. The amendment was consummated concurrently with the consummation of the New Notes issuance. Interest on the Facility will be at either LIBOR plus 3.75% or the Reference Rate (as defined in the agreement) plus 2.75%. The Facility expires on May 10, 2014, at which time all outstanding borrowings are due and payable. At December 31, 2011, LMI had $42.5 million of borrowing availability under the Facility.

        On January 26, 2012, we executed an amendment to the Facility to change the financial covenants. See "—Revolving Credit Facility Financial Covenants Per Amendment." Also, on February 3, 2012, we entered into a Standby Letter of Credit for up to $4.4 million relating to our decommissioning liability, which expires February 2, 2013. The letter of credit decreases the borrowing availability under the Facility by $4.4 million.

        The Notes and the Facility contain affirmative and negative covenants, as well as restrictions on the ability of LMI, Lantheus Intermediate and its subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) repay subordinated indebtedness prior to its stated maturity; (iii) pay dividends on, repurchase or make distributions in respect of its capital stock or make other restricted payments; (iv) make certain investments; (v) sell certain assets; (vi) create liens; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (viii) enter into certain transactions with our affiliates. The Notes contain customary events of default provisions, including payment default and cross-acceleration for non-payment of any outstanding indebtedness, where such indebtedness exceeds $10.0 million. The Facility also contains customary default provisions and we are required to comply with financial covenants in the Facility including a total leverage ratio and interest coverage ratio, beginning with the quarter ended September 30, 2010, as well as limitations on the amount of capital expenditures.

        The financial ratios are determined by the Company's EBITDA (as defined in the Facility), or the Facility EBITDA. The total leverage ratio is the financial covenant that is currently the most restrictive, which requires Lantheus Intermediate and its Subsidiaries (as defined in the Facility) to maintain a leverage ratio as defined in the table below:

Revolving Credit Facility Financial Covenants (Prior to Amendment)

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

        On January 26, 2012, we executed an amendment to the Facility which changed the financial covenants. We incurred approximately $0.2 million in fees associated with this amendment. The revised financial covenants are displayed in the table below.

 Revolving Credit Facility Financial Covenants Per Amendment

Period	Total Leverage Ratio	Interest Coverage Ratio
Q4 2011	5.00 to 1.00	2.00 to 1.00
Q1 2012	6.80 to 1.00	1.40 to 1.00
Q2 2012	7.55 to 1.00	1.30 to 1.00
Q3 2012	6.70 to 1.00	1.40 to 1.00
Q4 2012	5.50 to 1.00	1.80 to 1.00
Q1 2013	4.60 to 1.00	2.00 to 1.00
Q2 2013	4.60 to 1.00	2.10 to 1.00
Q3 2013	4.25 to 1.00	2.15 to 1.00
Q4 2013	4.25 to 1.00	2.15 to 1.00
Q1 2014	3.75 to 1.00	2.25 to 1.00
Thereafter	3.75 to 1.00	2.25 to 1.00

        As of December 31, 2011, we were in compliance with all applicable financial covenants. As of December 31, 2011 and the date hereof, there were no amounts outstanding under the Facility. On February 3, 2012, we entered into a Standby Letter of Credit for up to $4.4 million which expires February 2, 2013. The letter of credit decreases the borrowing availability under the Facility by $4.4 million. If BVL is not able to provide us adequate product supply for a further prolonged period of time, we will need to implement certain expense reduction and other operating and strategic initiatives beginning in the second quarter of 2012. If we are not successful in those initiatives, we could, at some time in the future, be in non-compliance with one or more of the financial ratio covenants in the Facility. If this were to occur, we would seek either an additional amendment to our Facility or a waiver of the appropriate financial covenants to eliminate such potential default. There can be no assurance that we would be able to obtain an amendment or waiver from our lenders. See "Item 1A—Risk Factors—We may not be able to generate sufficient cash flow to meet our debt service obligations."

        On March 20, 2012, pursuant to our new contractual relationship with BVL, we terminated the 2008 Agreement and entered into the Settlement Agreement, the Transition Services Agreement and the Manufacturing and Service Contract. In the Settlement Agreement, BVL and we agreed to a broad mutual waiver and release for all matters that occurred prior to the date of the Settlement Agreement, a covenant not to sue and a settlement payment for us in the amount of $30,000,000. We intend to use the proceeds from the BVL settlement for working capital purposes.

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

Funding Requirements

        Our future capital requirements will depend on many factors, including:

  •
  the effect of the BVL shutdown and our ability to have product manufactured at alternative manufacturing sites;

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

  •
  the cost of interest on any additional borrowings which we may incur under our financing arrangements.

        If BVL is not able to provide us adequate product supply for a further prolonged period of time, we will need to implement certain expense reduction and other operating and strategic initiatives, as further described in Note 2 of the consolidated financial statements included in Item 8 of this annual report.

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

        Our only committed external source of funds is borrowing availability under the Facility. As of December 31, 2011, we had $42.5 million of borrowing capacity under the Facility, and there were no amounts outstanding thereunder. On February 3, 2012, we entered into a Standby Letter of Credit for up to $4.4 million which expires February 2, 2013. The letter of credit decreases the borrowing availability under the Facility by $4.4 million. Based on our current operating plans, we believe that our existing cash and cash equivalents, results of operations and borrowing capacity under the Facility will be sufficient to continue to fund our liquidity requirements for at least the next twelve months.

        As of December 31, 2011, we had $40.6 million of cash and cash equivalents. In addition, we have included $1.6 million, $3.2 million and $1.5 million in accounts payable related to our purchases of property, plant and equipment at December 31, 2011, 2010 and 2009, respectively.

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, certain suppliers, contingent royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. The following table summarizes our contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Debt obligations (principal)	$400,000	$—	$—	$—	$400,000
Interest on debt obligations	214,500	39,000	78,000	78,000	19,500
Operating leases(1)	4,311	956	1,768	815	772
Purchase obligations(2)	125,822	59,176	66,646	—	—
Asset retirement obligation	4,868	—	—	—	4,868
Other long-term liabilities(3)	34,564	—	—	—	34,564

Total contractual obligations	$784,065	$99,132	$146,414	$78,815	$459,704

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

Recent Accounting Standards

        In September 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-08, Testing Goodwill for Impairment, or ASU 2011-08. Under this guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the entity determines that it is more likely than not that the carrying value of a reporting unit is less than its fair value, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The implementation of the amended accounting guidance will have no material impact on our consolidated financial position and results of operations.

        In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this guidance did not have a material impact upon our financial position and results of operations.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. These financial statements require us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ materially from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

        We believe the following represent our critical accounting policies and estimates used in the preparation of our financial statements.

Revenue Recognition

        Our revenue is generated from the sales of our diagnostic imaging agents to wholesalers, distributors, radiopharmacies and directly to hospitals and clinics. We recognize revenue when evidence of an arrangement exists, title has passed, substantially all the risks and rewards of ownership have transferred to the customer, the selling price is fixed or determinable and collectability is reasonably assured. For transactions for which revenue recognition criteria have not yet been met, the respective amounts are recorded as deferred revenue until such point in time when criteria are met and revenue can be recognized. Revenue is recognized net of reserves, which consist of allowances for returns and sales rebates. The estimates of these allowances are based on historical sales volumes and mix and require assumptions and judgments to be made in order to make such estimates. In the event that the sales mix is different from our estimates, we may be required to pay higher or lower total price adjustments than we previously estimated. Any changes to these estimates are recorded in the current period. In 2011, 2010 and 2009, these changes in estimates were not material to our results.

        Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer. Supply or service transactions may involve the charge of a nonrefundable initial fee with subsequent periodic payments for future products or services. The up-front fees, even if nonrefundable, are earned (and revenue is recognized) as the products and/or services are delivered and performed over the term of the arrangement.

Inventory

        Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost or market determined on a first-in, first-out basis. We record inventory when we take delivery and title to the product. Any commitment for product ordered but not yet received is included as purchase commitments in our contractual obligations table. We assess the recoverability of inventory to determine whether adjustments for impairment are required. Inventory that is in excess of future requirements is written down to its estimated net realizable value-based upon estimates of forecasted demand for our products. The estimates of demand require assumptions to be made of future operating performance and customer demand. If actual demand is less than what has been forecasted by management, additional inventory write downs may be required.

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

        We completed our required annual impairment test for goodwill as of the fourth quarter of 2011, 2010 and 2009 and determined that at each of those periods the carrying amount of goodwill was not impaired. In each year, our fair value, which includes goodwill, was substantially in excess of our carrying value.

        In addition, as a result of the continued supply challenges with BVL, we performed an interim impairment test for goodwill as of December 31, 2011. The interim impairment test did not indicate that there was any impairment as of December 31, 2011.

        We calculate the fair value of our reporting units using the income approach which utilizes discounted forecasted future cash flows and the market approach which utilizes fair value multiples of comparable publicly traded companies. The discounted cash flows are based on our most recent long-term financial projections and are discounted using a risk adjusted rate of return which is determined using estimates of market participant risk-adjusted weighted average costs of capital and reflects the risks associated with achieving future cash flows. The market approach is calculated using the guideline company method, where we use market multiples derived from stock prices of companies engaged in the same or similar lines of business. There is not a quoted market price for our reporting units or the company as a whole, therefore, a combination of the two methods is utilized to derive the fair value of the business. We evaluate and weigh the results of these approaches as well as ensure we understand the basis of the results of these two methodologies. We believe the use of these two methodologies ensures a consistent and supportable method of determining our fair value that is consistent with the objective of measuring fair value. If the fair value were to decline, then we may be required to incur material charges relating to the impairment of those assets.

        We test intangible and long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. We measure the recoverability of assets to be held and used by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment equals the amount by which the carrying amount of the assets exceeds the fair value of the assets. Any impairments are recorded as permanent reductions in the carrying amount of the assets. As a result of the continued supply challenges with BVL, we tested intangible and long-lived assets for recoverability as of December 31, 2011, which included the most recently available information as to BVL's return to service date and our technology transfer schedule for a certain product. The analysis indicated that there was no impairment as of December 31, 2011.

Accounting for Stock-Based Compensation

        Our employees are eligible to receive awards from our 2008 Equity Plan (as defined below). Our stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited. We use the Black Scholes valuation model for estimating the fair value on the date of grant of stock options. The fair value of stock option awards is affected by the valuation assumptions, including the volatility of market participants, expected term of the option, risk-free interest rate and expected dividends as well as the estimated fair value of our common stock. The fair value of our common stock is determined by our Board of Directors at each award date. Any material change to the assumptions used in estimating the fair value of the options could have a material impact on our results of operations. When a contingent cash settlement of vested options becomes probable, we reclassify the vested awards to a liability and account for any incremental compensation cost in the period in which the settlement becomes probable.

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

        Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required involves the weighing of both positive and negative evidence concerning both historical and prospective information with greater weight given to evidence that is objectively verifiable. A history of recent losses is negative evidence that is difficult to overcome with positive evidence. In evaluating prospective information there are four sources of taxable income: reversals of taxable temporary differences, items that can be carried back to prior tax years (such as net operating losses), pre-tax income and tax planning strategies. Any tax planning strategies that are considered must be prudent and feasible, and would only be undertaken in order to avoid losing an operating loss carryforward. Adjustments to the deferred tax valuation allowances are made in the period when such assessments are made.

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

Interest Rate Risk

        We are subject to interest rate risk in connection with the Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of December 31, 2011, there was no amount outstanding under the Facility. Any increase in the interest rate under the Facility will have a negative impact on our future earnings, depending on the outstanding balance of the Facility during the respective period.

Foreign Currency Risk

        We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During 2011 and 2010, the net impact of foreign currency changes on transactions was a loss of $156,000 and a loss of $209,000, respectively. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

        Gross margins of products we manufacture at our U.S. plants and sell in currencies other than the U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on total revenue was 26.7% in 2011 and 42.4% in 2010. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during 2011, our gross margin on total net product sales would have been 26.7%, 26.9% and 27.0%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during 2010, our gross margin on total net product sales would have been 42.4%, 42.6% and 42.9%, respectively.

        In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar. Our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar.

        If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales and net income for 2011 would have been impacted by approximately the following amounts:

	Approximate Decrease in Net Revenue	Approximate Decrease in Net Income
	(dollars in thousands)
1%	$(608)	$(24)
5%	(3,041)	(118)
10%	(6,082)	(236)

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lantheus MI Intermediate, Inc.
North Billerica, Massachusetts

        We have audited the accompanying consolidated balance sheets of Lantheus MI Intermediate, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive (loss) income, stockholder's (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company changed the presentation of comprehensive income to reflect the requirements of Financial Accounting Standards Board Accounting Standards Update 2011-5, Comprehensive Income (Topic 220), as amended, during the year ended December 31, 2011.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 30, 2012

Lantheus MI Intermediate, Inc. and subsidiaries

Consolidated Balance Sheets

(in thousands except share data)	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$40,607	$33,006
Accounts receivable, net	40,000	50,452
Inventory	14,765	20,117
Deferred tax assets	93	4,266
Other current assets	2,662	3,158

Total current assets	98,127	110,999
Property, plant and equipment, net	112,452	120,684
Capitalized software development costs	3,582	3,896
Intangibles, net	82,749	124,689
Goodwill	15,714	15,714
Deferred tax assets	—	78,312
Deferred financing costs	13,141	9,425
Due from parent	1,286	—
Other long-term assets	31,753	32,162

Total assets	$358,804	$495,881

Liabilities and Stockholder's (Deficit) Equity
Current liabilities
Accounts payable	22,010	24,528
Accrued expenses	20,949	18,605
Income tax payable	1,482	128
Deferred tax liability	—	—
Deferred revenue	3,918	7,261

Total current liabilities	48,359	50,522
Asset retirement obligations	4,868	4,372
Long-term debt, net	398,629	250,000
Deferred tax liability	931	1,853
Deferred revenue	—	2,668
Other long-term liabilities	39,220	33,032

Total liabilities	492,007	342,447

Commitments and contingencies (see Notes 14 and 16)	—	—
Stockholder's (deficit) equity
Common stock ($0.001 par value, 10,000 shares authorized; 1 share issued and outstanding)	—	—
Additional paid-in capital	1,085	150,316
(Accumulated deficit) retained earnings	(134,659)	2,410
Accumulated other comprehensive income	371	708

Total stockholder's (deficit) equity	(133,203)	153,434

Total liabilities and stockholder's (deficit) equity	$358,804	$495,881

See notes to consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
(in thousands)	2011	2010	2009
Revenues
Net product revenues	$345,762	$345,747	$352,303
License and other revenues	10,530	8,209	7,908

Total revenues	356,292	353,956	360,211

Cost of goods sold	255,466	204,006	184,844
Loss on firm purchase commitment	5,610	—	—

Total cost of goods sold	261,076	204,006	184,844

Gross profit	95,216	149,950	175,367

Operating expenses
General and administrative expenses	32,057	30,042	35,430
Sales and marketing expenses	38,689	45,384	42,337
Research and development expenses	40,945	45,130	44,631

Total operating expenses	111,691	120,556	122,398

Operating (loss) income	(16,475)	29,394	52,969
Interest expense	(37,658)	(20,395)	(13,458)
Loss on early extinguishment of debt	—	(3,057)	—
Interest income	333	179	73
Other income, net	1,429	1,314	2,720

(Loss) income before income taxes	(52,371)	7,435	42,304
Provision for income taxes	84,098	2,465	21,952

Net (loss) income	$(136,469)	$4,970	$20,352

Foreign currency translation	(104)	1,150	1,303
Income tax expense related to items of other comprehensive (loss) income	(233)	—	—

Other comprehensive (loss) income	(337)	1,150	1,303

Total comprehensive (loss) income	$(136,806)	$6,120	$21,655

See notes to consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Consolidated Statements of Stockholder's (Deficit) Equity

	Common Stock			(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's (Deficit) Equity
			Additional Paid-In Capital
(in thousands, except share data)	Shares	Amount
Balance at January 1, 2009	1	$—	$246,768	$42,786	$(1,745)	$287,809
Net income	—	—	—	20,352	—	$20,352
Other comprehensive income	—	—	—	—	1,303	1,303
Stock-based compensation	—	—	1,115	—	—	1,115

Balance at December 31, 2009	1	—	247,883	63,138	(442)	310,579
Dividend paid to LMI Holdings (see Note 10)	—	—	(98,078)	(65,698)	—	(163,776)
Net income	—	—	—	4,970	—	$4,970
Other comprehensive income	—	—	—	—	1,150	1,150
Stock-based compensation	—	—	511	—	—	511

Balance at December 31, 2010	1	—	150,316	2,410	708	153,434
Dividend paid to LMI Holdings (see Note 10)	—	—	(149,400)	(600)	—	(150,000)
Net loss	—	—	—	(136,469)	—	$(136,469)
Other comprehensive income	—	—	—	—	(337)	(337)
Stock-based compensation	—	—	169	—	—	169

Balance at December 31, 2011	1	$—	$1,085	$(134,659)	$371	$(133,203)

See notes to consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2011	2010	2009
Cash flow from operating activities
Net (loss) income	$(136,469)	$4,970	$20,352
Adjustments to reconcile net (loss) income to cash flow from operating activities
Depreciation	12,915	11,377	10,865
Amortization	19,847	23,824	30,842
Impairment of intangible asset	23,474	—	—
Amortization of debt related costs	1,554	1,812	2,626
Write-off of deferred financing costs	—	2,278	—
Provision for bad debt	301	—	—
Provision for excess and obsolete inventory	29,432	13,814	4,125
Stock-based compensation	(969)	1,634	1,209
Deferred income taxes	81,330	(1,549)	10,826
Accretion of asset retirement obligations	496	435	378
Loss on disposal of long-lived assets	54	270	—
Loss on firm purchase commitment	5,610	—	—
Long-term income tax receivable	(1,122)	1,519	(942)
Long-term income tax payable and other long-term liabilities	1,533	556	3,325
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable, net	9,466	(7,564)	28,023
Prepaid expenses and other current assets	626	(237)	5,480
Inventory	(22,293)	(27,209)	(10,595)
Due from parent	(614)	—	—
Deferred revenue	(5,995)	(151)	6,036
Accounts payable	(1,002)	3,227	(3,171)
Income tax payable	1,353	(1,325)	1,453
Accrued expenses and other liabilities	2,893	(1,364)	(15,049)

Cash provided by operating activities	22,420	26,317	95,783

Cash flows from investing activities
Capital expenditures	(7,694)	(8,335)	(8,856)
Acquisition of intangibles	—	(215)	(29,495)

Cash used in investing activities	(7,694)	(8,550)	(38,351)

Cash flows from financing activities
Proceeds from issuance of debt	152,250	250,000	—
Consent solicitation fee	(3,750)	—	—
Payment of term loan	—	(93,649)	(49,102)
Debt issuance costs	(5,491)	(10,125)	—
Proceeds from line of credit	10,000	—	28,000
Payments on line of credit	(10,000)	—	(28,000)
Payment of dividend	(150,000)	(163,776)	—

Cash used in financing activities	(6,991)	(17,550)	(49,102)

Effect of foreign exchange rate on cash	(134)	1,309	2,114

Increase in cash and cash equivalents	7,601	1,526	10,444
Cash and cash equivalents, beginning of year	33,006	31,480	21,036

Cash and cash equivalents, end of year	$40,607	$33,006	$31,480

Supplemental disclosure of cash flow information
Interest paid	$33,958	$15,246	$10,693
Income taxes paid / (refunded), net	$(233)	$1,854	$(2,318)

See notes to consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements

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

1. Description of Business

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

        The Company's principal products include:

  •
  DEFINITY—an ultrasound contrast agent;

  •
  Cardiolite—a myocardial perfusion imaging agent;

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

2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

        The financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company incurred a net loss of $136.5 million and an operating loss of $16.5 million during the year ended December 31, 2011. The Company currently relies on Ben Venue Laboratories ("BVL") as its sole source manufacturer for DEFINITY and Neurolite and as the primary manufacturer for the Cardiolite

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

product supply. The delay of BVL in resuming full production of the Company's products represents a supply uncertainty to the Company's business. The Company has expedited a number of technology transfer programs to secure and qualify production of its BVL-manufactured products to alternate contract manufacturer sites. Currently, the Company is utilizing an alternate manufacturer for Cardiolite and has entered into a manufacturing and supply agreement with Jubilant HollisterStier ("JHS") for the manufacture of DEFINITY, which will ultimately replace BVL as the primary supplier of DEFINITY. During the first quarter of 2012, the Company implemented a reduction in force and other cost cutting measures in conjunction with business pressures resulting from the continuing BVL outage. As further described in Note 21, "Subsequent Events," the Company received a settlement payment of $30 million of cash from BVL in connection with the Settlement and Mutual Release Agreement the Company entered into with BVL in the first quarter of 2012. In addition, the Company may receive up to an additional $5 million of cash from BVL under the Transition Services Agreement based on the timing of BVL's delivery of LMI product. If BVL is not able to provide the Company adequate product supply for a further prolonged period of time, or the Company is not successful with the technology transfer programs in 2012, the Company will need to continue to implement expense reductions such as a delay of discretionary spending and other operating and strategic initiatives such as entering into potential partnering arrangements.

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

        Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer. Supply or service transactions may involve the charge of a nonrefundable initial fee with subsequent periodic payments for future products or services. The up-front fees, even if nonrefundable, are earned (and revenue is recognized) as the products and/or services are delivered and performed over the term of the arrangement.

        On January 1, 2009, LMI executed an amendment to a license and supply agreement (the "Agreement") with one of its customers, granting non-exclusive U.S. license and supply rights to the

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

customer for the period from January 1, 2009 through December 31, 2012. Under the terms of the Agreement, the customer paid LMI $10.0 million in license fees; $8.0 million of which was received upon execution of the Agreement and $2.0 million of which was received in June 2009 upon delivery of a special license as defined in the Agreement. The Company's product sales under the Agreement are recognized in the same manner as its normal product sales. The Company is recognizing the license fees as revenue on a straight line basis over the term of the four-year Agreement. The Company recognized $2.5 million in fiscal years 2011, 2010, and 2009 in license fee revenue pursuant to the Agreement, and had deferred revenue of $2.5 million and $5.0 million as of December 31, 2011 and December 31, 2010, respectively, related to the Agreement. The $2.5 million of deferred revenue as of December 31, 2011 will be recognized as revenue in 2012.

        In addition, the Company had other revenue of $8.0 million, $5.7 million and $5.4 million in fiscal years 2011, 2010 and 2009, respectively. Other revenue primarily represents contract manufacturing services related to one of the Company's products for one customer. The related costs are included in cost of goods sold.

        In January 2010, the Company launched a new medical imaging product, Ablavar, which was acquired by the Company in April 2009. Because the Company has not determined that the price is fixed and determinable and due to the inability to reasonably estimate product returns, the Company deferred recognition of $1.0 million and $2.6 million of revenue at December 31, 2011 and 2010, respectively, relating to Ablavar shipments, associated with a distributor arrangement. The corresponding cost has been recorded as inventory as of December 31, 2011 and 2010. The Company is recognizing revenue and the related costs associated with this arrangement on the sell-through method.

Product Returns

        The Company provides a reserve for its estimate of sales recorded for which the related products are expected to be returned. The Company does not typically accept product returns unless an over shipment or non-conforming shipment was provided to the customer, or if the product was defective. The Company adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns, including product recalls. These factors include its estimate of actual and historical return rates for non-conforming product and open return requests. Historically, the Company's estimates of returns have reasonably estimated actual returns.

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

Rebates and Allowances

        Estimates for rebates and allowances represent the Company's estimated obligations under contractual arrangements with third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction to product revenue and the establishment of a liability which is included in accrued expenses in the accompanying consolidated

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

balance sheets. These rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs for certain products, administration fees of group purchasing organizations and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third party's buying patterns and the resulting applicable contractual rebate or commission rate(s) to be earned over a contractual period.

        The accrual for rebates and allowances was approximately $1.4 million and $0.9 million at December 31, 2011 and 2010, respectively.

Income Taxes

        The Company accounts for income taxes using an asset and liability approach. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax attributes are expected to be recovered or paid, and are adjusted for changes in tax rates and tax laws when changes are enacted.

        Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required involves the weighing of both positive and negative evidence concerning both historical and prospective information with greater weight given to evidence that is objectively verifiable. A history of recent losses is negative evidence that is difficult to overcome with positive evidence. In evaluating prospective information there are four sources of taxable income: reversals of taxable temporary differences, items that can be carried back to prior tax years (such as net operating losses), pre-tax income, and tax planning strategies. Any tax planning strategies that are considered must be prudent and feasible, and would only be undertaken in order to avoid losing an operating loss carryforward. Adjustments to the deferred tax valuation allowances are made in the period when such assessments are made.

        The Company accounts for uncertain tax positions using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both. The Company provides disclosure at the end of each annual reporting period on a tabular reconciliation of unrecognized tax benefits. The Company classifies interest and penalties within the provision for income taxes.

Cash and Cash Equivalents

        Cash and cash equivalents include savings deposits, certificates of deposit and money market funds that have maturities of three months or less when purchased.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable

        Accounts receivable consist of amounts billed and currently due from customers. The Company maintains an allowance for doubtful accounts for estimated losses. In determining the allowance, consideration includes the probability of recoverability based on past experience and general economic factors. Certain accounts receivable may be fully reserved when specific collection issues are known to exist, such as pending bankruptcy. As of December 31, 2011 and 2010, the Company had allowances for doubtful accounts of approximately $0.5 million and $0.8 million, respectively.

Concentration of Risks and Limited Suppliers

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company periodically reviews its accounts receivable for collectibility and provides for an allowance for doubtful accounts to the extent that amounts are not expected to be collected. The Company sells primarily to large national distributors, which in turn, may resell the Company's products. There were three customers that represented greater than 10% of the total net accounts receivable balance and net revenue, the majority of which is included in the U.S. segment.

	Accounts Receivable as of December 31,		Revenue for the year ended December 31,
	2011	2010	2011	2010	2009
Company A	16%	23%	27%	27%	30%
Company B	9%	13%	8%	15%	13%
Company C	10%	9%	11%	12%	10%

        The Company's cash and cash equivalents are maintained with various financial institutions.

        The Company relies on certain materials used in its development and manufacturing processes, some of which are procured from only one or a few sources. The failure of one of these suppliers to deliver on schedule could delay or interrupt the manufacturing or commercialization process and thereby adversely affect the Company's operating results. In addition, a disruption in the commercial supply of, or a significant increase in, the cost of one of the Company's materials from these sources could have a material adverse effect on the Company's business, financial position and results of operations. In May 2009 until August 2010, Nordion, the Company's largest supplier of molybdenum-99 ("moly"), a key raw material in the Company's TechneLite® product, was affected by a nuclear reactor shutdown. The Company was not fully able to replace all of the quantity of supply it previously received from Nordion, which had a negative impact on the Company's results of operations.

        The Company relies on BVL as its sole source manufacturer for DEFINITY, and Neurolite, and as its primary manufacturer for the Company's Cardiolite product supply. All the Company's products are manufactured by BVL within the South Complex of its Bedford, Ohio facility. In July 2010, BVL temporarily shut down the South Complex to upgrade the facility to meet certain regulatory requirements. In anticipation of this shutdown, BVL manufactured for the Company additional inventory of these products to meet the Company's expected needs during the shutdown period which was anticipated to end in March 2011. As the shutdown and re-inspection periods have been longer

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

than anticipated by BVL and the Company, the Company could not meet all of the demand for certain products during the second half of 2011. The Company also procures Cardiolite from an alternate manufacturer which will mitigate to an extent the limited product supply from BVL. In February 2012, the Company entered into a five year manufacturing and supply agreement for DEFINITY with JHS and anticipates receiving DEFINITY from this source by the second half of 2012. Based on the Company's current projections, the Company believes that it will have sufficient DEFINITY inventory until early in the second quarter of 2012. The inventory of Neurolite previously supplied to the Company by BVL has now been exhausted. The Company is pursuing new manufacturing relationships to establish and secure additional long-term or alternative suppliers of DEFINITY, Cardiolite, and Neurolite. There can be no assurance that the Company will be successful in these efforts.

        Cardiolite, DEFINITY and TechneLite, accounted for approximately 19%, 20% and 38%, respectively, of net product revenue for the year ended December 31, 2011, 22%, 17% and 34%, respectively, of net product revenue for the year ended December 31, 2010 and 34%, 12% and 32%, respectively, for the year ended December 31, 2009.

Inventory

        Inventory includes material, direct labor and related manufacturing overhead, and is stated at the lower of cost or market on a first-in, first-out basis. The Company does have consignment arrangements with certain customers where the Company retains title and the risk of ownership of the inventory, which is included in the Company's inventory balance.

        The Company assesses the recoverability of inventory to determine whether adjustments for excess and obsolete inventory are required. Inventory that is in excess of future requirements is written down to its estimated net realizable value based upon forecasted demand for its products. If actual demand is less favorable than what has been forecasted by management, additional inventory write-down may be required.

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

Buildings	50 years
Land improvements	40 years
Machinery and equipment	3 - 20 years
Furniture and fixtures	15 years
Leasehold improvements	Lesser of lease term or 15 years

        Upon retirement or other disposal of property, plant and equipment, the cost and related amount of accumulated depreciation are removed from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds is included in operating (loss) income.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Capitalized Software Development Costs

        Certain costs to obtain internal use software for significant systems projects are capitalized and amortized over the estimated useful life of the software, which ranges from 3 to 5 years. Costs to obtain software for projects that are not significant are expensed as incurred. Capitalized software development costs, net of accumulated amortization, was $3.6 million and $3.9 million at December 31, 2011 and 2010, respectively. Approximately $1.1 million of software development costs were capitalized in the year ended December 31, 2011. Amortization expense related to the capitalized software was $1.4 million, $1.3 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Goodwill, Intangibles and Long-Lived Assets

        Goodwill is not amortized but the carrying value is tested annually for impairment at October 31 as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company performs this test by comparing the fair value of the reporting unit containing goodwill to its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, then the Company would calculate the potential impairment loss by comparing the implied fair value of goodwill with the carrying value of the goodwill. If the implied fair value of goodwill is less than the carrying value, then an impairment charge would be recorded. The Company calculates the fair value of its reporting units using the income approach which utilizes discounted forecasted future cash flows and the market approach which utilizes fair value multiples of comparable publicly traded companies. The discounted cash flows are based on the Company's most recent long-term financial projections and are discounted using a risk adjusted rate of return which is determined using estimates of market participant risk-adjusted weighted-average costs of capital and reflects the risks associated with achieving future cash flows. The market approach is calculated using the guideline company method, where the Company uses market multiples derived from stock prices of companies engaged in the same or similar lines of business. A combination of the two methods is utilized to derive the fair value of the business in order to decrease the inherent risk associated with each model if used independently. If the fair value were to decline, the Company may be required to incur material charges relating to the impairment of goodwill. The Company did not identify any impairment in goodwill in 2011, 2010 or 2009. Goodwill is not deductible for tax purposes.

        In addition, as a result of the continued supply challenges with BVL, the Company performed an interim impairment test of goodwill as of December 31, 2011. The analysis utilized the most recently available forecast information, which considered the potential impact of the continued supply challenges. The interim impairment test did not indicate that there was any impairment as of December 31, 2011.

        The Company tests intangible and long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. The Company measures the recoverability of assets to be held and used by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment equals the amount by which the carrying amount of the assets exceeds the fair value of the assets. Any impairments are recorded as permanent reductions in the carrying amount of the assets. As a result of the continued supply challenges with

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

BVL, the Company tested intangible and long-lived assets for recoverability as of December 31, 2011, which included the most recently available information as to BVL's return to service date and the technology transfer schedule for a certain product. The analysis indicated that there was no impairment as of December 31, 2011.

        Intangible assets, consisting of patents, trademarks and customer relationships related to the Company's products are amortized in a method equivalent to the estimated utilization of the economic benefit of the asset, with weighted average useful lives ranging from 6 to 19 years. Trademarks and patents are amortized on a straight line basis and customer relationships are amortized on an accelerated basis.

Deferred Financing Costs

        Debt issuance costs are capitalized and amortized to interest expense using the effective interest method. As of December 31, 2011 and 2010, the unamortized deferred financing costs were $13.1 million and $9.4 million, respectively. The expense associated with the amortization of deferred financing costs was $1.4 million, $1.8 million and $2.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, and was included in interest expense. In connection with the Company's refinancing in the second quarter of 2010, a write-off of existing deferred financing costs of $2.3 million was recorded. These charges were also included in interest expense.

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

Fair Value of Financial Instruments

        The estimated fair values of the Company's financial instruments, including its cash and cash equivalents, receivables, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The estimated fair value of the debt, at December 31, 2011, based on recent market activity available to the Company was $320.0 million compared to the face value of $400.0 million. At December 31, 2010, the estimated fair value of the debt based on borrowing rates available to the Company for similar debt was $257.9 million compared to the face value of $250.0 million.

Shipping and Handling Revenues and Costs

        The Company typically does not charge customers for shipping and handling costs. Shipping and handling costs are included in cost of goods sold and were $20.3 million, $16.6 million and $16.6 million for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Advertising and Promotion Costs

        Advertising and promotion costs are expensed as incurred and totaled $4.1 million, $4.2 million and $4.1 million for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively, and are included in sales and marketing expenses.

Research and Development

        Research and development costs are expensed as incurred and relate primarily to the development of new products to add to the Company's portfolio and costs related to its medical affairs and medical information functions. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and recognized as an expense as the goods are delivered or the related services are performed.

Foreign Currency Translation

        The statements of comprehensive (loss) income of the Company's foreign subsidiaries are translated into U.S. Dollars using average exchange rates. The net assets of the Company's foreign subsidiaries are translated into U.S. Dollars using the end of period exchange rates. The impact from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation adjustment account, which is included in accumulated other comprehensive income (loss).

        For the years ended December 31, 2011 and December 31, 2010, losses arising from foreign currency transactions totaled approximately $156,000 and $209,000, respectively. For the year ended December 31, 2009, gains arising from foreign currency transactions totaled approximately $794,000. Transaction gains and losses are reported as a component of other income, net.

Accounting for Stock-Based Compensation

        The Company's stock-based compensation cost is measured at the grant date of the stock-based award based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited. The Company uses the Black-Scholes valuation model for estimating the fair value of stock options. The fair value of stock option awards is affected by the valuation assumptions, including the expected volatility based on comparable market participants, expected term of the option, risk-free interest rate and expected dividends. When a contingent cash settlement of vested options becomes probable, the Company reclassifies its vested awards to a liability and accounts for any incremental compensation cost in the period in which the settlement becomes probable.

Accumulated Other Comprehensive (Loss) Income

        Comprehensive (loss) income is comprised of net (loss) income, plus all changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including any foreign currency translation adjustments. These changes in equity are recorded as adjustments to accumulated other comprehensive (loss) income in the Company's consolidated balance sheet. The components of accumulated other comprehensive income (loss) consist of foreign currency translation adjustments.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Asset Retirement Obligations

        The Company's compliance with federal, state, local and foreign environmental laws and regulations may require it to remove or mitigate the effects of the disposal or release of chemical substances in jurisdictions where it does business or maintains properties. The Company establishes accruals when such costs are probable and can be reasonably estimated. Accrual amounts are estimated based on currently available information, regulatory requirements, remediation strategies, historical experience, the relative shares of the total remediation costs and a relevant discount rate, when the time periods of estimated costs can be reasonably predicted. Changes in these assumptions could impact the Company's future reported results. The amounts recorded for asset retirement obligations in the accompanying balance sheets at December 31, 2011 and 2010 were $4.9 million and $4.4 million, respectively.

Self Insurance Reserves

        The Company's consolidated balance sheet at December 31, 2011 and 2010 includes approximately $0.6 million of accrued liabilities associated with employee medical costs that are retained by the Company. The Company estimates the required liability of such claims on an undiscounted basis based upon various assumptions which include, but are not limited to, the Company's historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and change in the ultimate cost per incident (severity). The Company also maintains a separate cash account to fund these medical claims and must maintain a minimum balance as determined by the plan administrator. The balance of this restricted cash account was approximately $0.1 million at both December 31, 2011 and 2010, and is included in other current assets.

Recent Accounting Standards

        In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"). Under this guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the entity determines that it is more likely than not that the carrying value of a reporting unit is less than its fair value, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The implementation of the amended accounting guidance will have no material impact on the consolidated financial position and results of operations.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this guidance did not have a material impact on the Company's financial position and results of operations.

3. Fair Value of Financial Instruments

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

          Level 3—Unobservable inputs that reflect a Company's estimates about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.

        At December 31, 2011 and 2010, the Company's financial assets that are measured at fair value on a recurring basis are comprised of money market securities and are classified as cash equivalents. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1).

(in thousands)	Total fair value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market	$6,024	$6,024	—	—

	$6,024	$6,024	$—	$—

(in thousands)	Total fair value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market	$22,883	$22,883	$—	$—

	$22,883	$22,883	$—	$—

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Fair Value of Financial Instruments (Continued)

        In addition, at December 31, 2011 and 2010, the Company had approximately $34.6 million and $10.1 million, respectively, of cash on hand.

        The estimated fair values of the Company's financial instruments, including its cash and cash equivalents, receivables, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The estimated fair value of the debt, at December 31, 2011, based on recent market activity available to the Company was $320.0 million compared to the face value of $400.0 million. At December 31, 2010, the estimated fair value of the debt based on borrowing rates available to the company for similar debt was $257.9 million compared to the face value of $250.0 million.

4. Income Taxes

        The components of (loss) income before income taxes for the years ended December 31 were:

(in thousands)	2011	2010	2009
United States	$(55,658)	$2,316	$41,125
International	3,287	5,119	1,179

	$(52,371)	$7,435	$42,304

        The provision (benefit) for income taxes as of December 31 was:

(in thousands)	2011	2010	2009
Current
Federal	$(41)	$768	$5,140
State	2,607	1,649	3,981
International	202	1,602	2,005

	$2,768	$4,019	$11,126

Deferred
Federal	$75,939	$(184)	$9,396
State	6,326	(1,270)	4,244
International	(935)	(100)	(2,814)

	$81,330	$(1,554)	$10,826

	$84,098	$2,465	$21,952

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Income Taxes (Continued)

        The Company's provision for income taxes in the years ended December 31, 2011, 2010 and 2009 was different from the amount computed by applying the statutory U.S. Federal income tax rate to (loss) income from operations before income taxes, as a result of the following:

(in thousands)	2011		2010		2009
U.S. statutory rate	$(18,331)	35.0%	$2,602	35.0%	$14,806	35.0%
Permanent differences	(363)	0.7%	277	3.7%	—	—
Losses not benefited	—	—	—	—	155	0.4%
U.S manufacturing deduction	—	—	—	—	(281)	(0.7)%
Uncertain tax positions	1,148	(2.2)%	2,685	36.1%	2,505	5.9%
Research credits	(910)	1.7%	(666)	(9.0)%	—	—
State and local taxes	(1,815)	3.5%	53	0.7%	631	1.5%
Impact of rate change on deferred taxes	(393)	0.7%	(308)	(4.1)%	3,956	9.3%
Utilization of net operating losses	—	—	(339)	(4.6)%	(1,407)	(3.3)%
True-up of prior year tax	33	(0.1)%	(1,311)	(17.6)%	1,592	3.8%
Foreign tax rate differential	(584)	1.1%	(528)	(7.1)%	—	—
Valuation allowance	102,692	(196.1)%	—	—	—	—
Tax on repatriation	2,600	5.0%	—	—	—	—
Other	21	—%	—	—	(5)	0.0%

	$84,098	(160.7)%	$2,465	33.1%	$21,952	51.9%

        The components of deferred income tax assets (liabilities) at December 31 were:

(in thousands)	2011	2010
Deferred Tax Assets
Federal benefit of state taxes payable	$10,311	$9,670
Reserves, accruals and other	29,019	12,383
Capitalized R&D	9,536	—
Amortization of intangibles other than goodwill	74,744	81,836
Net operating loss carryforwards	1,381	384

Deferred tax assets	124,991	104,273

Deferred Tax Liabilities
Reserves, accruals and other	$(6,457)	—
Customer relationships	(12,935)	(17,361)
Depreciation	(3,745)	(6,187)

Deferred tax liability	(23,137)	(23,548)
Less: Valuation allowance	(102,692)	—

	$(838)	$80,725

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Income Taxes (Continued)

	2011	2010
Recorded in the accompanying consolidated balance sheet as:
Current deferred tax assets	$93	$4,266
Noncurrent deferred tax assets	—	78,312
Current deferred tax liability	—	—
Noncurrent deferred tax liability	(931)	(1,853)

Net deferred tax liabilities	$(838)	$80,725

        In 2010, the Company determined that, at the time of the purchase of LMI, a deferred tax benefit related to the asset retirement obligation had not been recorded. Accordingly, in 2010 it recorded such deferred tax asset. The offset for this item has been recorded as a reduction in goodwill.

        The Company files separate federal income tax returns for Lantheus MI Intermediate, Inc. and Lantheus Medical Imaging, Inc. For state tax purposes, the Company files combined tax returns with Lantheus MI Holdings, Inc. For income tax provision purposes, the Company uses the separate return method in calculating its state tax provision. As of December 31, 2011 and December 31, 2010, the Company reflects an amount payable to Lantheus MI Holdings of $85,000 and $69,000, respectively, for the tax benefit of losses incurred by Lantheus MI Holdings.

        The Company is currently under audit in the province of Quebec and in the states of Florida and New York for corporate income taxes. The Company has not recorded a financial statement impact associated with these audits. Tax years 2008-2011 remain open in all jurisdictions. Statutes begin to expire in 2012 for the 2008 tax year. Within the next twelve months, unrecognized tax benefits of $1.3 million associated with federal research credits may be recognized due to the closing of the statute of limitations.

        As of December 31, 2011 and 2010, total liabilities for tax obligations and associated interest and penalties were $34.6 million and $33.0 million, respectively, consisting of income tax provisions for uncertain tax benefits of $17.0 million and $17.7 million, interest accruals of $14.4 million and $12.2 million and penalty accruals of $3.2 million and $3.2 million, respectively, which were included in other long-term liabilities on the consolidated balance sheet with the offsetting asset in other long-term assets. The total noncurrent asset related to the indemnification was $18.8 million and $17.6 million as of December 31, 2011 and 2010, respectively. Included in the 2011, 2010 and 2009 tax provision is $2.4 million, $2.4 million and $2.5 million, respectively, relating to current year interest expense, with an offsetting amount included in other income due to the indemnification related to these obligations. During 2011, the Company conducted transfer pricing studies relating to its foreign subsidiaries. As a result of these studies, the Company has reversed $968,000 of uncertain tax positions.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Income Taxes (Continued)

        A reconciliation of the Company's changes in uncertain tax positions for 2011, 2010 and 2009 is as follows:

(in thousands)
Beginning balance of uncertain tax positions as of January 1, 2009	$17,939
Additions to tax positions related to current year	877
Reduction to tax positions related to prior year	—

Balance of uncertain tax positions as of December 31, 2009	$18,816
Additions to tax positions related to current year	1,194
Reduction to tax positions related to prior year	(3,951)

Balance of uncertain tax positions as of December 31, 2010	$16,059
Additions to tax positions related to current year	195
Reduction to tax positions related to prior year	(876)

Balance of uncertain tax positions as of December 31, 2011	$15,378

        As of December 31, 2011 and December 31, 2010, the total amount of unrecognized tax benefits was $15.4 million and $16.1 million, respectively, all of which would affect the effective tax rate, if recognized. These amounts are primarily associated with domestic state tax issues, such as the allocation of income among various state tax jurisdictions, transfer pricing and U.S. federal R&D credits. Included in the 2010 results is a net provision of $1.6 million relating to transfer pricing exposures associated with operating in multiple jurisdictions. Since the Company operates in a number of countries in which it has income tax treaties, it believes that it is more likely than not that the Company should be able to receive competent authority relief for any potential adjustment in those countries. The Company has included $3.2 million within other long-term liabilities and has reflected an offset in other assets for $1.6 million.

        In accordance with the Company's acquisition of the medical imaging business from Bristol-Myers Squibb ("BMS") in 2008, the Company obtained a tax indemnification agreement with BMS related to certain tax obligations arising prior to the acquisition of the Company, for which the Company has the primary legal obligation. The tax indemnification receivable is recognized within other noncurrent assets. The changes in the tax indemnification asset are recognized within other income, net in the statement of comprehensive (loss) income. In accordance with the Company's accounting policy, the change in the tax liability and penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within the tax provision. Accordingly, as these reserves change, adjustments are included in the tax provision while the offsetting adjustment is included in other income. Assuming that the receivable from BMS continues to be considered recoverable by the Company, there is no net effect on earnings related to these liabilities and no net cash outflows.

        During the years ended December 31, 2011 and 2010, BMS, on behalf of the Company, made payments totaling $0.3 million and $4.6 million respectively to a number of states in connection with prior year state income tax filings. As a result of these payments, the amount due from BMS, included within other noncurrent assets, and the income tax liability included within other long-term liabilities, decreased by $0.5 million and $5.1 million respectively, which represents the total cash payments of $0.3 million and $4.6 million respectively and a reduction in the reserve of $0.2 million and $0.5 million

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Income Taxes (Continued)

respectively, representing the difference between amounts paid and amounts originally estimated. There were no resolutions associated with uncertain tax positions during the year ended December 31, 2009.

        Undistributed earnings of foreign subsidiaries aggregated to $14.1 million and $9.5 million at December 31, 2011 and 2010, respectively. The Company may not permanently reinvest approximately $13.0 million of accumulated earnings from its Australian, Canadian, and Puerto Rico subsidiaries. For the year ended December 31, 2011, the Company has recorded a deferred tax liability of $5.9 million relating to the additional tax that would be due in the U.S. upon repatriation of these earnings less $3.3 million of foreign tax credits. Due to anticipated tax losses in 2012, the estimated current tax cost is expected to be $0.3 million associated with foreign withholding taxes.

        The Company has generated domestic pre-tax losses for the past two years. This loss history coupled with uncertainties surrounding the Company's ability to obtain sustained product supply demonstrates negative evidence concerning the Company's ability to utilize its domestic gross deferred tax assets. In order to overcome the presumption of recording a valuation allowance against the deferred tax assets, the Company must have sufficient positive evidence that it can generate sufficient taxable income to utilize these deferred tax assets within the carryover or forecast period. Although the Company has no history of expiring net operating losses or other tax attributes, based on the Company's pre-tax loss of $52.4 million in 2011, the cumulative loss incurred over the three-year period ended December 31, 2011, and the uncertainty regarding product supply issues, management determined that the net U.S. deferred tax assets are not more likely than not recoverable. As a result of this analysis, the Company has recorded a valuation allowance in the amount of $102.7 million in 2011.

        The following is a reconciliation of the Company's valuation allowance for the years ending December 31, 2011, 2010, and 2009.

Balance at January 1, 2009	$5,535
Charged to provision for income taxes	—
Deductions (use of net operating loss)	(5,196)

Balance at December 31, 2009	339
Charged to provision for income taxes	—
Deductions (use of net operating loss)	(339)

Balance at December 31, 2010	—
Charged to provision for income taxes	102,692
Deductions	—

Balance at December 31, 2011	$102,692

        At December 31, 2011, the Company has federal and state net operating loss carryovers of $1.6 million, which begins to expire in 2030. The Company has $1.3 million of federal research credits, which begins to expire in 2029. The Company has foreign tax credits of approximately $4.0 million that will begin to expire in 2020. The Company has state research credits of $1.7 million, which will expire between 2023 and 2026. The Company has Massachusetts investment tax credits of approximately $0.5 million, which have no expiration date.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Income Taxes (Continued)

        In 2010, the Company was granted a tax holiday from the Commonwealth of Puerto Rico, which expires on January 1, 2024. This grant provides for a 4% tax rate on activities relating to the operations of the Company's radiopharmacies. This grant is conditioned upon the Company meeting certain employment and investment thresholds. The impact of this tax holiday was to decrease foreign tax by approximately $0.2 million in both 2011 and 2010.

5. Inventory

        The Company includes within current assets the amount of inventory that is estimated to be utilized within twelve months. Inventory that will be utilized after twelve months is classified within other long-term assets.

        Inventory, classified in inventory or other long-term assets, consisted of the following:

(in thousands)	December 31, 2011	December 31, 2010
Raw materials	$7,755	$7,116
Work in process	2,615	5,605
Finished goods	4,395	7,396

Inventory	14,765	20,117
Other long-term assets	11,249	12,781

Total	$26,014	$32,898

        At December 31, 2011, inventories reported as other long-term assets included $10.7 million of raw materials and $0.5 million of finished goods. At December 31, 2010 other long-term assets included $7.8 million of raw materials, $1.4 million in work-in-process and $3.6 million of finished goods.

        The Company's Ablavar product was commercially launched in January 2010 and the Company is continuing the process of educating radiologists on optimizing the use of the product within their patient populations. The revenues for this product through December 31, 2011 have not been significant. At December 31, 2011 and December 31, 2010, the balances of inventory on-hand reflect approximately $12.2 million and $13.9 million, respectively, of finished products, work-in-process and raw materials related to Ablavar. At December 31, 2011 and December 31, 2010, approximately $11.2 million and $12.8 million, respectively, of Ablavar inventory was included in long-term assets. LMI entered into an agreement with a supplier to provide Active Pharmaceutical Ingredient ("API") and finished products for Ablavar under which LMI is required to purchase future minimum quantities. The supply agreement was amended during October 2011 to extend the term of the agreement from September 30, 2012 until September 30, 2014, reduce the amount of API LMI is obligated to purchase over the term of the agreement, and increase the amount of finished drug product LMI is obligated to purchase over the term of the agreement. At December 31, 2011, the remaining purchase commitment under the amended agreement was approximately $11.1 million. The Company records the inventory when it takes delivery, at which time the Company assumes title and risk of loss.

        Prior to the issuance of the June 30, 2011 financial statements and in the fourth quarter of 2010, the Company performed analyses of its expected future sales of its Ablavar product and recorded an inventory write-down to cost of goods sold of $13.5 million and $10.9 million, respectively, which represents the cost of Ablavar finished good product and API that the Company does not believe it will

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Inventory (Continued)

be able to sell prior to its expiration. Prior to the issuance of the Company's June 30, 2011 financial statements, the Company completed an updated sales forecast for Ablavar based on actual sales through June 30, 2011 in consideration of its supply agreement for API. Based on the updated sales forecast, coupled with the aggregate six-year shelf life of API and finished goods, the Company recorded in cost of goods sold a reserve of $1.9 million for the loss associated with the portion of the committed purchases of Ablavar product that the Company did not believe it would be able to sell prior to its expiration. Also, the Company determined that its write-down of Ablavar inventory represented an event that warranted assessment of the intellectual property associated with Ablavar for its recoverability and concluded that the intellectual property was not recoverable and in the second quarter of 2011, recorded in cost of goods sold an impairment of this intangible asset of $23.5 million. See Note 8, "Intangibles, net." Prior to the issuance of the December 31, 2011 financial statements, the Company assessed third and fourth quarter results, as well as results subsequent to December 31, 2011, against the current forecast of projected sales and $11.1 million of remaining purchase commitments. Based upon this analysis, the Company recorded an additional inventory write-down in the fourth quarter to cost of goods sold of $12.3 million of Ablavar inventory, a reserve of $3.7 million for an additional loss associated with the portion of the committed purchases of Ablavar product that the Company did not believe it would sell prior to expiry. In the event that the Company does not meet its sales expectations for Ablavar or cannot sell the product it has committed to purchase prior to its expiration, the Company could incur additional inventory write-downs and/or losses on its purchase commitments.

6. Property, Plant and Equipment, net

        Property, plant and equipment consisted of the following at December 31:

(in thousands)	2011	2010
Land	$22,450	$22,450
Buildings	64,029	62,014
Machinery, equipment and fixtures	65,648	60,713
Construction in progress	4,383	7,631
Accumulated depreciation	(44,058)	(32,124)

Property, plant and equipment, net	$112,452	$120,684

        Depreciation expense related to property, plant and equipment was $12.9 million, $11.4 million and $10.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        Included within property, plant and equipment are spare parts of approximately $2.8 million and $4.0 million as of December 31, 2011 and 2010, respectively. Spare parts include replacement parts relating to plant and equipment and are either recognized as an expense when consumed or re-classified and capitalized as part of the related plant and equipment and depreciated over a time period not exceeding the useful life of the related asset. In addition, the Company included $1.6 million, $3.2 million and $1.5 million of additions to its property, plant and equipment in accounts payable at December 31, 2011, 2010 and 2009.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

        The following is a reconciliation of the Company's asset retirement obligations for the years ended December 31, 2011, 2010 and 2009:

(in thousands)
Balance at January 1, 2009	$3,283
Capitalization	85
Accretion expense	378

Balance at December 31, 2009	3,746
Capitalization	191
Accretion expense	435

Balance at December 31, 2010	4,372
Capitalization	—
Accretion expense	496

Balance at December 31, 2011	$4,868

8. Intangibles, net

        Intangibles, net consisted of the following:

	December 31, 2011
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$13,779	$39,611	16 years	Straight-line
Customer relationships	113,480	74,575	38,905	19 years	Accelerated
Other patents	42,780	38,547	4,233	2 years	Straight-line

	$209,650	$126,901	$82,749

	December 31, 2010
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$10,317	$43,073	16 years	Straight-line
Customer relationships	113,480	61,909	51,571	19 years	Accelerated
Ablavar patent rights, know-how	29,710	4,842	24,868	11 years	Straight-line
Other patents	42,780	37,603	5,177	2 years	Straight-line

	$239,360	$114,671	$124,689

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Intangibles, net (Continued)

        On April 6, 2009, the Company acquired the U.S., Canadian and Australian territory rights to a Gadolinium-based blood pool contrast agent, Ablavar (formerly known as Vasovist), from EPIX Pharmaceuticals for an aggregate purchase price of $32.6 million, including drug product and active pharmaceutical ingredient inventory. Ablavar was approved by the U.S. Food and Drug Administration ("FDA") in December 2008 and commercially launched by the Company in early January 2010 after final FDA approval of its product label. In June 2010, the Company acquired the remaining world rights to Ablavar. The Company determined that the write-down of Ablavar inventory in the fourth quarter of 2010 represented an event that warranted assessment of the $24.6 million Ablavar patent portfolio for its recoverability. See Note 5, "Inventory." Based on the Company's estimate of future undiscounted cash flows associated with the Ablavar product as of December 31, 2010, the Company concluded the patent portfolio was recoverable by a narrow margin. During the interim periods subsequent to December 31, 2010, the Company monitored the recoverability of the Ablavar patent portfolio. Prior to the issuance of the Company's June 30, 2011 financial statements, the Company completed an update of its sales forecast based on actual sales results through June 30, 2011 and its forecasted Ablavar sales activity. The Company, using its revised sales forecast, conducted an impairment analysis as of June 30, 2011 and concluded that the estimate of future undiscounted cash flows associated with the Ablavar product did not exceed the carrying amount of the asset and therefore, the asset would need to be written down to its fair value. In order to calculate the fair value of the Ablavar patent portfolio asset, the Company estimated the future discounted cash flows associated with the Ablavar product and as a result of this analysis, recorded an impairment charge of $23.5 million to adjust the carrying value to its fair value of zero. This expense was recorded within cost of goods sold in the accompanying statement of comprehensive (loss) income.

        The Company recorded amortization expense for its intangible assets of $18.5 million, $22.5 million and $29.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        In the first quarter of 2012, the Company reviewed the estimated useful life of certain of its trademarks. As a result of utilizing the most recent forecasted data, the Company revised its estimate of the remaining useful life of one of its trademarks to five years. The revised expected future amortization expense related to the intangible assets is as follows (in thousands):

Years ended December 31,
2012	$16,109
2013	14,437
2014	13,156
2015	11,484
2016	10,732
2017 and thereafter	16,831

$82,749

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Accrued Expenses

        Accrued expenses are comprised of the following at December 31:

(in thousands)	2011	2010
Compensation and benefits	$5,501	$5,839
Accrued interest	4,886	3,137
Accrued professional fees	1,927	2,342
Research and development services	2,100	1,327
Freight and distribution	3,416	3,368
Marketing expense	1,104	989
Accrued rebates, discounts and chargebacks	1,356	910
Other	659	693

	$20,949	$18,605

        On June 30, 2011, the Company took action to reduce its work force in an effort to reduce costs and increase operating efficiency, which resulted in approximately $1.6 million charge to the statement of comprehensive (loss) income in the second quarter of 2011. The remaining balance in accrued expenses at December 31, 2011 associated with this action is approximately $37,000.

10. Financing Arrangements

        On March 21, 2011, LMI issued $150.0 million of New Restricted Notes. The New Restricted Notes were issued at a price of 101.50% and were issued as additional debt securities under the Indenture pursuant to which LMI previously issued $250.0 million in aggregate principal amount of 9.750% Senior Notes due 2017. The New Restricted Notes were issued with the same terms and conditions as the Existing Notes, except that the New Restricted Notes were subject to a separate registration rights agreement. The New Notes and the Existing Notes vote as one class under the Indenture. As a result of the issuance of the New Notes, LMI has $400.0 million in aggregate principal amount of Notes outstanding. The Notes bear interest at a rate of 9.750% per year, payable on May 15 and November 15 of each year, beginning May 15, 2011 with respect to the New Notes. Interest on the New Notes accrues from November 15, 2010. The Notes mature on May 15, 2017. The net proceeds of the Existing Notes were used to repay $77.9 million due under LMI's then outstanding credit agreement and to pay a $163.8 million dividend to Holdings to repay a $75.0 million demand note it issued and for Holdings to repurchase $90.0 million of its Series A Preferred Stock at the accreted value. The net proceeds of the New Restricted Notes were used to pay a $150 million dividend to Holdings, which it used to fully redeem the balance of its Series A Preferred Stock at the accreted value of $44.0 million and to pay a $106.0 million dividend to the holders of its common securities and stock options. In conjunction with the issuance of the New Restricted Notes, LMI also made a cash payment of $3.75 million to the Holders of the Existing Notes in exchange for the Holders of the Existing Notes consent to amend the Indenture to modify the restricted payments covenant to provide for additional restricted payment capacity in order to accommodate the dividend payment. The premium of $2.25 million and the consent fee of $3.75 million were capitalized and are being amortized over the term of the Notes as an adjustment to interest expense. All of the Notes have been registered with the Securites and Exchange Commission.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Financing Arrangements (Continued)

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

Revolving Line of Credit

        In connection with the issuance of the New Restricted Notes, certain covenants and interest rates under LMI's existing $42.5 million revolving facility (the "Facility") were modified as disclosed below. The other terms of the Facility were unchanged, including LMI's ability to request the lenders to increase the Facility by an additional amount of up to $15.0 million at the discretion of the Lenders.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Financing Arrangements (Continued)

Interest on the Facility will be at either LIBOR plus 3.75% or the Reference Rate (as defined in the Facility) plus 2.75%. The Facility expires on May 10, 2014, at which time all outstanding borrowings are due and payable.

        At December 31, 2011 and 2010, there was no outstanding balance under the Facility and the aggregate borrowing capacity was $42.5 million. Subsequent to December 31, 2011, we executed an amendment to the Facility to change the financial covenants. Also, on February 3, 2012, the Company entered into a Standby Letter of Credit for up to $4.4 million which expires February 2, 2013. The letter of credit decreases the borrowing availability under the Facility by $4.4 million.

Covenants

        The Notes and the Facility contain affirmative and negative covenants, as well as restrictions on the ability of Lantheus Intermediate, LMI and LMI's subsidiaries, to: (i) incur additional indebtedness or issue preferred stock; (ii) repay subordinated indebtedness prior to its stated maturity; (iii) pay dividends on, repurchase or make distributions in respect of its capital stock or make other restricted payments; (iv) make certain investments; (v) sell certain assets; (vi) create liens; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company's assets; and (viii) enter into certain transactions with the Company's affiliates. The Notes contain customary events of default provisions, including payment default and cross-acceleration for non-payment of any outstanding indebtedness, where such indebtedness exceeds $10.0 million. The Facility also contains customary default provisions and the Company is required to comply with financial covenants in the Facility including a total leverage ratio and interest coverage ratio, beginning with the quarter ended September 30, 2010, as well as limitations on the amount of capital expenditures. The financial ratios are driven by the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the Facility ("Facility EBITDA"). The total leverage ratio is considered by the Company to be the financial covenant that is currently the most restrictive. The financial covenants, prior to the amendment are displayed in the table below:

Revolving Credit Facility Financial Covenants (Prior to Amendment)

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Financing Arrangements (Continued)

        On January 26, 2012 the Company executed an amendment to the credit facility which revised the financial covenants. The revised financial covenants are displayed in the table below.

Revolving Credit Facility Financial Covenants Per Amendment

Period	Total Leverage Ratio	Interest Coverage Ratio
Q4 2011	5.00 to 1.00	2.00 to 1.00
Q1 2012	6.80 to 1.00	1.40 to 1.00
Q2 2012	7.55 to 1.00	1.30 to 1.00
Q3 2012	6.70 to 1.00	1.40 to 1.00
Q4 2012	5.50 to 1.00	1.80 to 1.00
Q1 2013	4.60 to 1.00	2.00 to 1.00
Q2 2013	4.60 to 1.00	2.10 to 1.00
Q3 2013	4.25 to 1.00	2.15 to 1.00
Q4 2013	4.25 to 1.00	2.15 to 1.00
Q1 2014	3.75 to 1.00	2.25 to 1.00
Thereafter	3.75 to 1.00	2.25 to 1.00

Financing Costs

        LMI incurred and capitalized approximately $15.6 million in direct financing fees including $5.2 million associated with the New Restricted Notes issued in March 2011, consisting primarily of underwriting fees and expenses, consent solicitation fee, legal fees, accounting fees and printing costs in connection with the issuance of the New Restricted Notes, the Existing Notes and the Facility. Deferred financing costs are being amortized over the life of the Notes and the Facility, as appropriate, using the effective interest method and are included in interest expense in the accompanying consolidated statements of comprehensive (loss) income.

11. Stockholder's Equity

        As of December 31, 2011 and 2010, the authorized capital stock of the Company consisted of 10,000 shares of voting common stock with a par value of $0.001 per share and 1 share outstanding.

12. Stock-Based Compensation

        The Company's employees are eligible to receive awards from Holdings' 2008 Equity Incentive Plan (the "2008 Plan"). The 2008 Plan is administered by the Holdings Board of Directors. The 2008 Plan permits the granting of nonqualified stock options, stock appreciation rights, or SARs, restricted stock and restricted stock units to its employees, officers, directors and consultants of Holdings or any subsidiary of Holdings (including Intermediate and LMI). The maximum number of shares that may be issued pursuant to awards under the 2008 Plan at December 31, 2011 is 4,995,450. Option awards are granted with an exercise price equal to the fair value of Holdings' stock at the date of grant, as determined by the Board of Directors of Holdings. Time based option awards vest based on time, either four or five years, and performance based option awards vest based on the performance criteria specified in the grant. All option awards have a ten year contractual term. The Company recognizes compensation costs for its time based awards on a straight-line basis equal to the vesting period. The

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Stock-Based Compensation (Continued)

compensation cost for performance based awards is recognized on a graded vesting basis, based on the probability of achieving the performance targets over the requisite service period for the entire award. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historic volatility of a selected peer group. Expected dividends represents the dividends expected to be issued at the date of grant. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate assumption is the seven-year U.S. Treasury rate at the date of the grant which most closely resembles the expected life of the options.

	Years Ended December 31,
	2011	2010	2009
Expected volatility	33 - 40%	36 - 39%	41 - 39%
Expected dividends	—	—	—
Expected life (in years)	6.5	6.5	6.5
Risk-free interest rate	1.9 - 2.9%	2.2% - 3.3%	2.4% - 3.4%

        A summary of option activity for 2011 is presented below:

	Time Based	Performance Based	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,368,350	1,797,569	4,165,919	$2.70	7.0	$32,618,000
Options granted	148,500	148,500	297,000	10.21
Options cancelled	(94,850)	(74,861)	(169,711)	2.93
Options exercised	(10,000)	(4,650)	(14,650)	6.84
Options forfeited and expired	(124,400)	(559,020)	(683,420)	5.14

Outstanding at December 31, 2011	2,287,600	1,307,538	3,595,138	2.9	6.4	$22,787,000

Vested and expected to vest at December 31, 2011	2,267,794	872,174	3,139,968	2.90	6.4	$19,893,000

Exercisable at December 31, 2011	1,333,780	763,218	2,096,998	2.18	6.2	$14,613,000

        The weighted average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $4.05, $4.48 and $3.16, respectively. During the years ended December 31, 2011, 2010 and 2009, 362,300, 465,370 and 1,084,547 options vested, respectively, with an aggregate fair value of approximately $422,000, $468,000 and $987,000, respectively. There were 14,650 options exercised during the year ended December 31, 2011 with an intrinsic value of approximately $46,000. In the year ended December 30, 2010, 15,000 options were exercised with an intrinsic value of approximately $124,000. During the year ended December 31, 2009, the Company received notices for exercise, for which the Company immediately called the options and settled the obligation in cash. As such, no common stock was issued for these transactions during 2009. Stock-based compensation

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Stock-Based Compensation (Continued)

expense (income) for both time based and performance based awards was recognized in the consolidated statements of comprehensive (loss) income as follows:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Cost of goods sold	$2	$37	$101
General and administrative	58	253	828
Sales and marketing	(1,064)	1,114	97
Research and development	35	230	183

Total stock-based compensation (income) expense	$(969)	$1,634	$1,209

        Stock-based compensation (income) expense recognized in the consolidated statement of comprehensive (loss) income for the years ended December 31, 2011, 2010, and 2009 are based on awards ultimately expected to vest as well as any changes in the probability of achieving certain performance features as required.

        As part of the 2008 Plan, the Company has the right to call options upon notice of exercise and to settle the exercise in cash in lieu of issuing shares. As a result of this right, upon termination of service, stock-based awards are reclassified to liability based awards until the period of probable exercise has lapsed. As of December 31, 2010, the Company had recorded a liability $1.1 million, representing 138,515 options relating to stock-based liabilities that it could settle in part or in whole, in cash in the following period. There were no stock-based liabilities as of December 31, 2011.

        The total of all stock-based liability awards paid out during 2010 was approximately $84,000. There were no stock-based liability awards paid out in 2011 or 2009.

        The Company did not recognize an income tax benefit for the year ended December 31, 2011. For the years ended December 31, 2010 and 2009, the Company recognized an income tax benefit of $46,000 and $7,000, respectively. As of December 31, 2011, there was approximately $1.3 million of total unrecognized compensation costs related to non-vested stock options granted under the 2008 Plan. These costs are expected to be recognized over a weighted-average remaining period of 1.3 years. In addition, performance based awards contain certain contingent features, such as change in control provisions, which allow for the vesting of previously forfeited and unvested awards. As of December 31, 2011, there is approximately $1.3 million of unrecognized compensation expense relating to these features.

13. Other Income, net

        Other income, net consisted of the following:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Foreign currency (losses) gains	$(156)	$(209)	$794
Tax indemnification income	1,380	1,250	1,560
Other income	205	273	366

Total other income, net	$1,429	$1,314	$2,720

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Commitments

        The Company leases certain buildings, hardware and office space under operating leases. In addition, the Company has entered into purchasing arrangements in which minimum quantities of goods or services have been committed to be purchased on an annual basis. Minimum lease and purchase commitments under noncancelable arrangements are as follows (in thousands):

Years ended December 31,	Operating Leases	Other	Total
2012	$956	$98,176	$99,132
2013	904	105,646	106,550
2014	864	39,000	39,864
2015	484	39,000	39,484
2016	331	39,000	39,331
2017 and thereafter	772	458,932	459,704

	$4,311	$779,754	$784,065

        Lease expense was $951,000, $941,000 and $810,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

15. 401(k) Plan

        The Company maintains a qualified 401(k) plan (the "401(k) Plan") for its U.S. employees. The 401(k) Plan covers U.S. employees who meet certain eligibility requirements. Under the terms of the 401(k) Plan, the employees may elect to make tax-deferred contributions through payroll deductions within statutory and plan limits, and the Company may elect to make non-elective discretionary contributions. During the years ended December 31, 2011, 2010 and 2009, the Company matched employee contributions up to 4.5% of eligible compensation and did not contribute an additional non-elective discretionary match. The Company may also make optional contributions to the 401(k) Plan for any plan year at its discretion. Expense recognized by the Company for matching contributions related to the 401(k) Plan was $1.9 million, $1.8 million and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

16. Legal Proceedings

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

        On December 16, 2010, LMI filed suit against one of its insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply challenge. The claim is the result of the shutdown of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010 due to a "heavy water" leak in the

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Legal Proceedings (Continued)

reactor vessel. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. On April 4, 2011, the parties had their first pre-trial conference in United States District Court for the Southern District of New York, and discovery has commenced and is continuing. Non-binding mediation of the case is currently scheduled to take place in the summer of 2012. The Company cannot be certain what amount, if any, or when, if ever, it will be able to recover for business interruption losses related to this matter.

17. Related Party Transactions

        Avista, the majority shareholder of LMI Holdings, provides certain advisory services to the Company pursuant to an advisory services and monitoring agreement. The Company is required to pay an annual fee of $1.0 million and other reasonable and customary advisory fees, as applicable, paid on a quarterly basis. The initial term of the agreement is seven years. Upon termination, all remaining amounts owed under the agreement shall become due immediately. There are no outstanding amounts owed at December 31, 2011 or 2010.

        Effective June 30, 2009, the Company entered into a Master Services Agreement with Quintiles Commercial US, Inc. ("Quintiles") (formerly known as Innovex Inc.) to provide a contract sales force in connection with the launch and promotion of Ablavar. The Company incurred costs associated with this contract of approximately $3.3 million and $1.0 million for the years ended December 31, 2010 and 2009, respectively. The Master Services Agreement was extended on June 11, 2010 and was terminated as of December 31, 2010. A son of the Company's Chairman of the Board was a Director of Business Development for Quintiles during part of the term of the agreement. He left Quintiles in June 2010 prior to the contract extension and renegotiation.

        In March 2010, the Company engaged a tax and financial services consulting firm, to assist the Company to prepare for compliance under the Sarbanes-Oxley Act. As of December 31, 2011 and 2010, the Company has incurred costs associated with this engagement of approximately $117,000 and $176,000, respectively. A son of the Company's former Chief Financial Officer is a partner of the consulting firm.

18. Segment Information

        The Company reports two operating segments, U.S. and International, based on geographic customer base. The results of these operating segments are regularly reviewed by the chief operating decision maker, the President and Chief Executive Officer. The Company's segments derive revenues through the manufacturing, marketing, selling and distribution of medical imaging products, focused primarily on cardiovascular diagnostic imaging. The U.S. segment comprises 75.3%, 74.8% and 76.8% of consolidated revenues in 2011, 2010 and 2009, respectively, and 85.5% and 89.7% of consolidated assets at December 31, 2011 and 2010, respectively. All goodwill has been allocated to the U.S. operating segment.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

18. Segment Information (Continued)

        Selected information for each business segment are as follows (in thousands):

(in thousands)	2011	2010	2009
Revenues
U.S.	$291,344	$295,352	$295,818
International	87,927	89,210	83,433

Total revenue, including inter-segment	379,271	384,562	379,251
Inter-segment revenue	(22,979)	(30,606)	(19,040)

	$356,292	$353,956	$360,211

Revenues from external customers
U.S.	$268,365	$264,746	$276,778
International	87,927	89,210	83,433

	$356,292	$353,956	$360,211

Revenues by product
Cardiolite	$65,316	$77,422	$119,304
TechneLite	131,241	122,044	112,910
DEFINITY	68,503	59,968	42,942
Other	91,232	94,522	85,055

	$356,292	$353,956	$360,211

Geographical revenue
U.S.	$268,365	$264,746	$276,778
Canada	42,366	42,225	37,511
All other	45,561	46,985	45,922

	$356,292	$353,956	$360,211

Operating income/(loss)
U.S.	$(25,881)	$16,953	$35,708
International	12,767	12,952	8,166

Total operating income, including inter-segment	(13,114)	29,905	43,874
Inter-segment operating income (loss)	(3,361)	(511)	9,095

	$(16,475)	$29,394	$52,969

Depreciation and amortization
U.S.	$28,912	$30,767	$36,438
International	3,850	4,434	5,269

	$32,762	$35,201	$41,707

Capital expenditures
U.S.	$7,100	$7,005	$6,906
International	594	1,330	1,950

	$7,694	$8,335	$8,856

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

18. Segment Information (Continued)

	2011	2010
Assets
U.S.	$306,615	$444,767
International	52,189	51,114

	$358,804	$495,881

	2011	2010
Long-lived assets
U.S.	$197,565	$244,784
International	16,932	20,199

	$214,497	$264,983

19. Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Fiscal Year	Charge to Costs and Expenses	Deductions From Reserves	Balance at End of Fiscal Year
Year ended December 31, 2011:
Allowance for doubtful accounts	$796	$301	$(635)	$462
Year ended December 31, 2010:
Allowance for doubtful accounts	$738	$394	$(336)	$796
Year ended December 31, 2009:
Allowance for doubtful accounts	$752	$63	$(77)	$738

        Amounts charged to deductions from reserves represent the write-off of uncollectible balances.

20. Guarantor Financial Information

        The Notes are guaranteed by Lantheus Intermediate and Lantheus MI Real Estate, LLC, one of Lantheus Intermediate's consolidated subsidiaries (the "Guarantor Subsidiary"). The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheet information as of December 31, 2011 and 2010, and comprehensive (loss) income and cash flow information for the years ended December 31, 2011, 2010 and 2009 for Lantheus Intermediate, LMI, the Guarantor Subsidiary and Lantheus Intermediate's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of Lantheus Intermediate in LMI and Lantheus Intermediate's investment in the Guarantor Subsidiary and Non-Guarantor Subsidiaries using the equity method of accounting.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Guarantor Financial Information (Continued)

Consolidating Balance Sheet Information
December 31, 2011

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Assets:
Current assets
Cash and cash equivalents	$—	$20,474	$—	$20,133	$—	$40,607
Accounts receivable, net	—	27,872	—	12,128	—	40,000
Intercompany accounts receivable	—	1,414	—	—	(1,414)	—
Inventory	—	12,269	—	2,496	—	14,765
Deferred tax assets	—	—	—	93	—	93
Other current assets	—	2,349	—	313	—	2,662

Total current assets	—	64,378	—	35,163	(1,414)	98,127
Property, plant and equipment, net	—	80,225	23,275	8,952	—	112,452
Capitalized software development costs	—	3,575	—	7	—	3,582
Intangibles, net	—	74,775	—	7,974	—	82,749
Goodwill	—	15,714	—	—	—	15,714
Deferred tax assets	—	—	—	—	—	—
Deferred financing costs	—	13,141	—	—	—	13,141
Investment in subsidiaries	(133,203)	66,983	—	—	66,220	—
Due from parent	—	1,286	—	—	—	1,286
Other long-term assets	—	31,659	—	94	—	31,753

Total assets	$(133,203)	$351,736	$23,275	$52,190	$64,806	$358,804

Liabilities and (deficit) equity:
Current liabilities
Accounts payable	$—	$19,738	$—	$2,272	$—	$22,010
Intercompany accounts payable	—	—	—	1,414	(1,414)	—
Accrued expenses	—	17,780	—	3,169	—	20,949
Income tax payable	—	1,595	—	(113)	—	1,482
Deferred tax liability	—	—	—	—	—	—
Deferred revenue	—	3,712	—	206	—	3,918

Total current liabilities	—	42,825	—	6,948	(1,414)	48,359
Asset retirement obligations	—	4,737	—	131	—	4,868
Long-term debt, net	—	398,629	—	—	—	398,629
Deferred tax liability	—	—	—	931	—	931
Other long-term liabilities	—	38,748	—	472	—	39,220

Total liabilities	—	484,939	—	8,482	(1,414)	492,007
(Deficit) equity	(133,203)	(133,203)	23,275	43,708	66,220	(133,203)

Total liabilities and (deficit) equity	$(133,203)	$351,736	$23,275	$52,190	$64,806	$358,804

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Guarantor Financial Information (Continued)

Consolidating Balance Sheet Information
December 31, 2010

(in thousands except share data)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$19,079	$—	$13,927	$—	$33,006
Accounts receivable, net	—	36,925	—	13,527	—	50,452
Intercompany accounts receivable	—	4,462	—	—	(4,462)	—
Inventory	—	12,611	—	7,506	—	20,117
Deferred tax assets	—	4,187	—	79	—	4,266
Other current assets	—	2,845	—	313	—	3,158

Total current assets	—	80,109	—	35,352	(4,462)	110,999
Property, plant and equipment, net	—	87,258	23,355	10,071	—	120,684
Capitalized software development costs	—	3,887	—	9	—	3,896
Intangibles, net	—	114,570	—	10,119	—	124,689
Goodwill	—	15,714	—	—	—	15,714
Deferred tax assets	—	78,312	—	—	—	78,312
Deferred financing costs	—	9,425	—	—	—	9,425
Investment in subsidiaries	153,434	63,827	—	—	(217,261)	—
Other long-term assets	—	31,966	—	196	—	32,162

Total assets	$153,434	$485,068	$23,355	$55,747	$(221,723)	$495,881

Liabilities and equity
Current liabilities
Accounts payable	$—	$22,334	$—	$2,194	$—	$24,528
Intercompany accounts payable	—	—	—	4,462	(4,462)	—
Accrued expenses	—	15,879	—	2,726	—	18,605
Income tax payable	—	(741)	—	869	—	128
Deferred revenue	—	5,383	—	1,878	—	7,261

Total current liabilities	—	42,855	—	12,129	(4,462)	50,522
Asset retirement obligations	—	4,260	—	112	—	4,372
Long-term debt, net	—	250,000	—	—	—	250,000
Deferred tax liability	—	—	—	1,853	—	1,853
Deferred revenue	—	2,668	—	—	—	2,668
Other long-term liabilities	—	31,851	—	1,181	—	33,032

Total liabilities	—	331,634	—	15,275	(4,462)	342,447
Equity	153,434	153,434	23,355	40,472	(217,261)	153,434

Total liabilities and equity	$153,434	$485,068	$23,355	$55,747	$(221,723)	$495,881

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Guarantor Financial Information (Continued)

Consolidating Comprehensive (Loss) Income Information
Year Ended December 31, 2011

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Net product revenues	$—	$293,775	$—	$74,966	$(22,979)	$345,762
License and other revenues	—	10,530	—	—	—	10,530

Total revenues	—	304,305	—	74,966	(22,979)	356,292
Cost of goods sold	—	213,121	—	65,324	(22,979)	255,466
Loss on firm purchase commitment	—	5,610	—	—	—	5,610

Total cost of goods sold	—	218,731	—	65,324	(22,979)	261,076

Gross profit	—	85,574	—	9,642	—	95,216
Operating expenses
General and administrative expenses	—	29,335	80	2,642	—	32,057
Sales and marketing expenses	—	34,665	—	4,024	—	38,689
Research and development expenses	—	40,387	—	558	—	40,945

Operating income (loss)	—	(18,813)	(80)	2,418	—	(16,475)
Interest expense	—	(37,658)	—	—	—	(37,658)
Interest income	—	1	—	332	—	333
Other income (expense)	—	1,573	—	(144)	—	1,429
Equity in earnings (losses) of affiliates	(136,469)	3,288	—	—	133,181	—

(Loss) income before income taxes	(136,469)	(51,609)	(80)	2,606	133,181	(52,371)
Provision (benefit) for income taxes	—	84,860	(28)	(734)	—	84,098

Net (loss) income	(136,469)	(136,469)	(52)	3,340	133,181	(136,469)

Foreign currency translation	—	—	—	(104)	—	(104)
Income tax expense related to items of other comprehensive (loss) income	—	(233)	—	—	—	(233)

Total other comprehensive (loss) income	$(136,469)	$(136,702)	$(52)	$3,236	$133,181	$(136,806)

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Guarantor Financial Information (Continued)

Consolidating Comprehensive (Loss) Income Information
Year Ended December 31, 2010

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Net product revenues	$—	$300,084	$—	$76,269	$(30,606)	$345,747
License and other revenues	—	8,209	—	—	—	8,209

Total revenues	—	308,293	—	76,269	(30,606)	353,956
Cost of goods sold	—	171,061	—	63,551	(30,606)	204,006

Gross profit	—	137,232	—	12,718	—	149,950
Operating expenses
General and administrative expenses	—	27,113	80	2,849	—	30,042
Sales and marketing expenses	—	41,234	—	4,150	—	45,384
Research and development expenses	—	44,638	—	492	—	45,130

Operating income (loss)	—	24,247	(80)	5,227	—	29,394
Interest expense	—	(20,395)	—	—	—	(20,395)
Loss on early extinguishment of debt	—	(3,057)	—	—	—	(3,057)
Interest income	—	2	—	177	—	179
Other income (expense)	—	1,599	—	(285)	—	1,314
Equity in losses (earnings) of affiliates	4,970	3,565	—	—	(8,535)	—

Income (loss) before income taxes	4,970	5,961	(80)	5,119	(8,535)	7,435
Provision (benefit) for income taxes	—	991	(28)	1,502	—	2,465

Net income (loss)	4,970	4,970	(52)	3,617	(8,535)	4,970

Foreign currency translation	—	—	—	1,150	—	1,150
Income tax expense related to items of other comprehensive (loss) income	—	—	—	—	—	—

Total other comprehensive (loss) income	$4,970	$4,970	$(52)	$4,767	$(8,535)	$6,120

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Guarantor Financial Information (Continued)

Consolidating Comprehensive (Loss) Income Information
December 31, 2009

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Net product revenues	$—	$301,099	$—	$70,244	$(19,040)	$352,303
License and other revenues	—	7,908	—	—	—	7,908

Total revenues	—	309,007	—	70,244	(19,040)	360,211
Cost of goods sold	—	141,154	—	62,730	(19,040)	184,844

Gross profit	—	167,853	—	7,514	—	175,367
Operating expenses
General and administrative expenses	—	33,164	80	2,186	—	35,430
Sales and marketing expenses	—	38,111	—	4,226	—	42,337
Research and development expenses	—	43,535	—	1,096	—	44,631

Operating income (loss)	—	53,043	(80)	6	—	52,969
Interest expense	—	(13,458)	—	—	—	(13,458)
Interest income	—	14	—	59	—	73
Other income	—	1,693	—	1,027	—	2,720
Equity in losses (earnings) of affiliates	20,352	1,849	—	—	(22,201)	—

Income (loss) before income taxes	20,352	43,141	(80)	1,092	(22,201)	42,304
Provision (benefit) for income taxes	—	22,789	(28)	(809)	—	21,952

Net income (loss)	20,352	20,352	(52)	1,901	(22,201)	20,352

Foreign currency translation	—	—	—	1,303	—	1,303
Income tax expense related to items of other comprehensive (loss) income	—	—	—	—	—	—

Total other comprehensive (loss) income	$20,352	$20,352	$(52)	$3,204	$(22,201)	$21,655

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information
Year Ended December 31, 2011

	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$600	$15,409	$—	$7,011	$(600)	$22,420

Cash flows from investing activities
Capital expenditures	—	(7,023)	—	(671)	—	(7,694)
Proceeds from dividend	149,400	—	—	—	(149,400)	—

Cash provided by (used in) investing activities	149,400	(7,023)	—	(671)	(149,400)	(7,694)

Cash flows from financing activities
Proceeds from issuance of debt	—	152,250	—	—	—	152,250
Consent solicitation fee	—	(3,750)	—	—	—	(3,750)
Debt issuance costs	—	(5,491)	—	—	—	(5,491)
Proceeds from line of credit	—	10,000	—	—	—	10,000
Payments on line of credit	—	(10,000)	—	—	—	(10,000)
Payment of dividend	(150,000)	(150,000)	—	—	150,000	(150,000)

Cash used in financing activities	(150,000)	(6,991)	—	—	150,000	(6,991)

Effect of foreign exchange rate on cash	—	—	—	(134)	—	(134)

Increase in cash and cash equivalents	—	1,395	—	6,206	—	7,601
Cash and cash equivalents, beginning of year	—	19,079	—	13,927	—	33,006

Cash and cash equivalents, end of year	$—	$20,474	$—	$20,133	$—	$40,607

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information
Year Ended December 31, 2010

	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$65,698	$22,344	$—	$6,055	$(67,780)	$26,317

Cash flows from investing activities
Capital expenditures	—	(7,005)	—	(1,330)	—	(8,335)
Proceeds from dividend	98,078	—	—	—	(98,078)	—
Acquisition of intangibles	—	(215)	—	—	—	(215)

Cash provided by (used in) investing activities	98,078	(7,220)	—	(1,330)	(98,078)	(8,550)

Cash flows from financing activities
Proceeds from issuance of debt	—	250,000	—	—	—	250,000
Payment of term loan	—	(93,649)	—	—	—	(93,649)
Debt issuance costs	—	(10,125)	—	—	—	(10,125)
Payment of dividend	(163,776)	(163,776)	—	(2,082)	165,858	(163,776)

Cash used in financing activities	(163,776)	(17,550)	—	(2,082)	165,858	(17,550)

Effect of foreign exchange rate on cash	—	—	—	1,309	—	1,309

(Decrease)Increase in cash and cash equivalents	$—	$(2,426)	$—	$3,952	$—	$1,526
Cash and cash equivalents, beginning of year	—	21,505	—	9,975	—	31,480

Cash and cash equivalents, end of year	$—	$19,079	$—	$13,927	$—	$33,006

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information
December 31, 2009

	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$—	$90,890	$—	$4,893	$—	$95,783

Cash flows from investing activities
Capital expenditures	—	(6,906)	—	(1,950)	—	(8,856)
Acquisition of intangibles	—	(29,495)	—	—	—	(29,495)

Cash used in investing activities	—	(36,401)	—	(1,950)	—	(38,351)

Cash flows from financing activities
Payment on term loan	—	(49,102)	—	—	—	(49,102)
Proceeds from line of credit	—	28,000	—	—	—	28,000
Payment on line of credit	—	(28,000)	—	—	—	(28,000)

Cash used in financing activities	—	(49,102)	—	—	—	(49,102)

Effect of foreign exchange rate on cash	—	—	—	2,114	—	2,114

Increase in cash and cash equivalents	$—	$5,387	$—	$5,057	$—	$10,444
Cash and cash equivalents, beginning of year	—	16,118	—	4,918	—	21,036

Cash and cash equivalents, end of year	$—	$21,505	$—	$9,975	$—	$31,480

21. Subsequent Events

        On March 20, 2012, BVL and LMI: (i) terminated their original manufacturing agreement and entered into (i) a Settlement and Mutual Release Agreement (the "Settlement Agreement"); (ii) a Transition Services Agreement (the "Transition Services Agreement"), under which BVL will manufacture for LMI an initial supply of Definity, Cardiolite, Neurolite, and certain TechneLite accessories; and (iii) a Manufacturing and Service Contract (the "Manufacturing and Service Contract") under which BVL will manufacture for LMI supplies of Definity, Cardiolite, Neurolite, and certain TechneLite accessories following the initial supply provided under the Transition Services Agreement through 2013.

  •
  In the Settlement Agreement, LMI and BVL agreed to a broad mutual waiver and release for all matters that occurred prior to the date of the Settlement Agreement, a covenant not to sue and a settlement payment to LMI in the amount of $30.0 million.

  •
  Under the Transition Services Agreement, BVL will manufacture for LMI an initial supply of Definity, Cardiolite, Neurolite and certain TechneLite accessories, and will make weekly payments to LMI, up to an aggregate of $5.0 million, based on the timing of BVL's delivery of the initial supply of LMI's products.

  •
  Under the Manufacturing and Service Contract, BVL will manufacture for LMI supplies of Definity, Cardiolite, Neurolite and certain TechneLite accessories following the initial supply provided under the Transition Services Agreement. The agreement expires on December 31, 2013.

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

Management's Annual Report on Internal Control Over Financial Reporting

        Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting is effective.

        We do not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting in this annual report. Our report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010 ("Dodd-Frank"). Dodd-Frank provides a permanent exemption from the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 for those entities that are neither large accelerated filers nor accelerated filers. As a result, we were not required to have our independent registered public accounting firm attest to, and report on, internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

        There have been no changes during the quarter ended December 31, 2011 in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

        All information contained in Part III is included in this annual report and not incorporated by reference because we do not have any public equity that requires us to file a definitive proxy statement.

Item 10.    Directors, Executive Officers and Corporate Governance

        The following table sets forth the names, ages and positions of the executive officers and directors of Holdings and other key employees of Lantheus, as of March 15, 2012. Holdings is our ultimate parent company, and the Board of Directors of Holdings is the primary board that takes action with respect to our business and strategic planning.

Name	Age	Position
Donald R. Kiepert	63	Director, President and Chief Executive Officer
Jeffrey E. Young	39	Chief Financial Officer and Treasurer
Peter Card	62	Vice President, Strategy and Corporate Development
William Dawes	40	Vice President, Manufacturing and Operations
Michael Duffy	51	Vice President, General Counsel and Secretary
Philip Lockwood	63	Vice President, Human Resources
Simon Robinson	52	Vice President, Research and Pharmaceutical Development
Cyrille Villeneuve	60	Chief Commercial Officer
Dana Washburn	50	Chief Medical Officer
Larry Pickering	69	Director and Chairman
David Burgstahler	43	Director
Patrick O'Neill	62	Director
Sriram Venkataraman	39	Director

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

        Jeffrey E. Young was promoted to the role of Chief Financial Officer effective January 3, 2012 to succeed Robert Gaffey. Mr. Young was previously our Vice President-Finance, Chief Accounting Officer and Assistant Treasurer in 2011. Prior to becoming a Vice President in 2011, he served as our Global Controller and Assistant Treasurer since November 2008. Prior to joining us, Mr. Young held various positions at Critical Therapeutics, Inc., a biopharmaceutical company, from 2005 to 2008, most recently as Chief Accounting Officer, Vice President of Finance and Treasurer. Mr. Young also held positions of increasing responsibility at PerkinElmer Inc. from 2003 to 2005 and at PricewaterhouseCoopers LLP from 1998 to 2002. Mr. Young is a certified public accountant and holds a Bachelor of Science in Business Administration from Georgetown University.

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

        William Dawes is our Vice President, Manufacturing and Operations since November 2010. Mr. Dawes held the position of Vice President, Manufacturing & Supply Chain from January 2008 to November 2010. From 2005 to 2008, Mr. Dawes served as General Manager, Medical Imaging Technical Operations, Interim General Manager, Medical Imaging Technical Operations, and Director, Engineering and Maintenance for BMSMI. Mr. Dawes began his career with DuPont Merck Pharmaceuticals. He holds a bachelor's degree in Engineering from Hofstra University.

        Michael Duffy is our Vice President, General Counsel and Secretary, a position he has held since January 2008. From 2002 to 2008, he served as Senior Vice President, General Counsel and Secretary of Point Therapeutics, Inc., a Boston-based biopharmaceutical company. Between 1999 and 2001, Mr. Duffy served as Senior Vice President, General Counsel and Secretary of Digital Broadband Communications, Inc., a competitive local exchange carrier which filed for protection under Chapter 11 of the United States Bankruptcy Code in December 2000. After the filing, Mr. Duffy served as the court-appointed liquidating trustee of the bankruptcy estate. From 1996 to 1999, Mr. Duffy served as Senior Vice President, General Counsel and Secretary of ETC w/tci, a sub-portfolio of TCI Ventures, Inc./Liberty Media Corporation. Mr. Duffy began his legal career with the law firm Ropes & Gray and holds law degrees from the University of Pennsylvania and Oxford University and a bachelor's degree in History of Science from Harvard College.

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

        Cyrille Villeneuve was promoted to the role of Chief Commercial Officer in October 2011, responsible for global sales and marketing. Previously Mr. Villeneuve was our Vice President and General Manager, International, a position he held since November 2008. Prior to joining us in 1985, Mr. Villeneuve held positions at the Montreal Heart Institute and Hospital Hotel-Dieu Montreal. He holds a Bachelor of Arts from Montreal University and a Master of Public Administration from the Ecole Nationale Administration Publique.

        Dana Washburn was promoted to Chief Medical Officer in July 2011 and is responsible for Clinical Development, Medical Affairs and Global Regulatory Affairs. Previously he held the position of Vice President, Clinical Development & Medical Affairs, a position he has held since April 2010. From 2002 to 2010, Dr. Washburn held positions of increasing responsibility at Boston Scientific Corporation, most recently as Vice President, Clinical Trials and Safety, Medical Safety Officer. A board-certified nuclear cardiologist, Dr. Washburn practiced medicine in both an academic and private setting prior to joining us. Dr. Washburn holds a Bachelor of Arts from Dartmouth College and a Doctor of Medicine from the University of Massachusetts Medical School.

        Larry Pickering is the Chairman of Holdings' and our Board of Directors, a position he has held since January 2008. During the period of January 2008 through January 2010, Mr. Pickering also served as our Executive Chairman. He is also a founding Partner of Avista, a position he has held since 2005. Previously, he served as Chairman of DLJMB Global Healthcare Partners. He began his career in healthcare with Johnson & Johnson where he served as President of Ortho Dermatology, President of Janssen Pharmaceuticals and Chairman of Janssen North America, Company Group Chairman, Worldwide OTC, Chairman of Johnson & Johnson Development Corporation and a Corporate Officer. Mr. Pickering retired from Johnson & Johnson in 2005, after serving 32 years. He holds a Bachelor of Business Administration from the University of Missouri. He currently serves as Director of Navilyst Medical, Inc. and Chairman of OptiNose, Inc. He previously served on the boards of BioReliance Holdings, Inc., Accellent Inc., BioPartners GmbH and Point Therapeutics Inc. (now known as Dara BioSciences Inc.). Mr. Pickering was chosen as Chairman of Holdings' and our Board of Directors because of his extensive experience in the pharmaceutical industry in senior positions. His prior leadership roles at pharmaceutical companies provides him with key experience in the pharmaceutical industry and contributes to his ability to make strategic decisions with respect to our business. In addition, his prior role as our Executive Chairman enabled him to acquire personal knowledge of the day-to-day business issues we face, which provides valuable insight to our Board of Directors.

        David Burgstahler is a Director of Holdings and LMI and the Chairman of our Audit Committee and Compensation Committee, serving on our Board of Directors since January 2008. He is a founding partner of Avista since 2005 and since 2009, has been President of Avista. Prior to forming Avista, he was a partner of DLJMB. He was at DLJ Investment Banking from 1995 to 1997 and at DLJMB from 1997 through 2005. Prior to that, he worked at Andersen Consulting (now known as Accenture) and McDonnell Douglas (now known as Boeing). He holds a Bachelor of Science in Aerospace Engineering from the University of Kansas and a Master of Business Administration from Harvard Business School. He currently serves as a Director of Armored AutoGroup Inc., ConvaTec Inc., INC Research Holdings, Inc., Navilyst Medical, Inc., Visant Corporation and WideOpenWest, LLC. He previously served as a Director of Warner Chilcott plc and BioReliance Holdings, Inc. Mr. Burgstahler was chosen as a Director because of his strong finance and management background, with over 17 years in banking and private equity finance. He has extensive experience serving as a director for a diverse group of private and public companies.

        Dr. Patrick O'Neill is a Director of Holdings and LMI, serving on our Board of Directors since February 2008. He is also an industry advisor for Avista, a position he has held since 2008. Prior to joining Avista, he was at Johnson & Johnson from 1976 to 2006, holding Research and Development and New Business Development leadership positions in Johnson & Johnson's pharmaceutical business, their Medical Devices and Diagnostics Group, and the surgical and interventional cardiology/radiology business units until he retired in February 2006. He served as Executive in Residence at New Enterprise Associates from March 2006 through 2007. He holds a Bachelor of Science in Pharmacy and Ph.D. in Pharmacology from The Ohio State University. He currently serves as Director of Navilyst Medical, Inc. and OptiNose US Inc. Dr. O'Neill was chosen as a Director because of his experience in the pharmaceutical industry. He has participated directly in the development of pharmaceutical products for other companies, which provides valuable insight into strategic business decisions.

        Sriram Venkataraman is a Director of Holdings, serving on the Board of Directors since November 2010. He is also a Partner of Avista, having joined in May 2007. Prior to joining Avista, Mr. Venkataraman was a Vice President in the Healthcare Investment Banking group at Credit Suisse Group AG from 2001 to 2007. Previously, he worked at GE Healthcare (formerly known as GE Medical Systems) from 1996 to 1999. Mr. Venkataraman holds a Master of Science in Electrical Engineering from the University of Illinois, Urbana-Champaign and a Master of Business Administration with Honors from The Wharton School. He currently serves as a Director of Navilyst Medical, Inc. and OptiNose US Inc. Mr. Venkataraman was chosen as a Director because of his experience in the healthcare industry and his strong finance and management background. He also has experience serving as a director of private companies.

Board of Directors

        The Board of Directors of Holdings is responsible for the management of our business. The Board of Directors of Holdings is comprised of five directors. Directors who are elected to an annual meeting of stockholders serve in their position until the next annual meeting and until their successors are elected and qualified. Pursuant to the management and employee Shareholders Agreements described in "Item 13—Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Shareholders Agreement," Avista has designation rights with respect to the composition of the Holdings board of directors and Avista is entitled to majority representation on any committee that the board creates. Messrs. Pickering, Kiepert, Burgstahler, O'Neill and Venkataraman were appointed pursuant to these agreements.

        Although not formally considered by the Board of Directors of Holdings because our securities are not registered or traded on any national securities exchange, we do not believe that any of our directors would be considered independent for either Board of Directors or Audit Committee purposes based upon the listing standards of the New York Stock Exchange. We believe none of our directors would be considered independent because of their relationships with Avista, which, through certain entities, owns approximately 99.5% of Holdings' issued and outstanding capital stock, as described further under "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Principal Stockholders," and other relationships with us, as described further under "Item 13—Certain Relationships and Related Transactions, and Director Independence."

Board Committees

        The Audit Committee of Holdings is composed of Messrs. Burgstahler and Venkataraman. In light of our status as a closely held company and the absence of a public trading market for our common stock, the Board of Directors of Holdings has not designated any member of the Audit Committee as an "audit committee financial expert." The Compensation Committee of Holdings is composed of Messrs. Burgstahler and Pickering. Additionally, because we are a closely-held company with no public trading market for our common stock, the Board of Directors has not deemed it appropriate for us to have a standing nominating committee or committee performing a similar function. Presently, all directors participate in the consideration of directors nominees.

Code of Ethics

        We have a code of conduct and ethics for all of our employees, including our principal executive, financial and accounting officers and our controller, or persons performing similar functions, and each of the non-employee directors on our Board of Directors. Our Company Code of Conduct is currently available on our website, www.lantheus.com. The information on our web site is not part of, and is not incorporated into, this annual report. We intend to provide any required disclosure of any amendment to or waiver from such code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in a Current Report on Form 8-K filed with the Commission.

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

        In addition, the Compensation Committee considers the proper alignment of executive pay with our values and strategy by overseeing executive compensation policies, measuring and assessing corporate performance and taking into account our Chief Executive Officer's performance assessment of our company. While the Compensation Committee has not historically used the services of independent compensation consultants, it may retain such services in the future to assist in the strategic review of programs and arrangements relating to executive compensation and performance.

        The following executive compensation discussion and analysis describes the principles underlying our executive compensation policies and decisions including material elements of compensation for our named executive officers. Our named executive officers for 2011 were:

  •
  Donald Kiepert, President and Chief Executive Officer;

  •
  Robert Gaffey, (former Chief Financial Officer and Treasurer(1));

  •
  William Dawes, Vice President, Manufacturing & Operations;

  •
  Michael Duffy, Vice President and General Counsel;

  •
  Dr. Dana Washburn, Chief Medical Officer

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

(1)
Effective January 3, 2012, Mr. Gaffey retired from LMI and was succeeded by Mr. Young in the role of Chief Financial Officer. Mr. Gaffey is continuing to provide consulting services to us on a limited basis.

        The Compensation Committee considers the following factors when determining compensation for our executive officers, including our named executive officers:

  •
  the requirements of any applicable employment agreements;

  •
  the executive's individual performance during the year;

  •
  his or her projected role and responsibilities for the coming year;

  •
  his or her actual and potential impact on the successful execution of our strategy;

  •
  recommendations from our President and Chief Executive Officer and any independent compensation consultants, if used;

  •
  an officer's prior compensation, experience, and professional status;

  •
  relative pay among the executive officers; and

  •
  employment market conditions and compensation practices within our peer group.

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

Compensation Benchmarking

        The Compensation Committee ensures executives' pay levels are materially consistent with our compensation philosophy and objectives described above by conducting annual assessments of competitive executive compensation. We utilize data from publicly traded, similarly-sized pharmaceutical, biopharmaceutical and other life science companies as our primary source for competitive pay levels. However, the Compensation Committee does not support rigid adherence to benchmarks or compensatory formulas and strives to make compensation decisions which effectively support our compensation objectives and reflect the unique attributes of our company and each executive.

        For 2011 compensation for our executive officers, including our named executive officers, the Compensation Committee reviewed executive compensation data provided by Radford Life Sciences Survey, a nationally recognized survey source. The Compensation Committee looked at compensation data for life sciences companies with 500 or greater employees, the closest approximation to our size, and, to the extent possible, comparable position matches and compensation components.

        For 2011 compensation for our President and Chief Executive Officer, data were also collected from a review of the following industry peers:

        Abraxis Bioscience, Inc, Affymetrix Inc., Alexion Pharmaceuticals Inc., American Oriental Bioengineering Inc., Angiotech Pharmaceuticals Inc., Biomarin Pharmaceutical Inc., Caraco Pharmaceutical Laboratories Ltd., Crucell, Cubist Pharmaceuticals Inc., Emergent Biosolutions Inc., Human Genome Sciences Inc., Impax Laboratories Inc., Kendle International Inc., KV Pharmaceutical, Mannatech Inc., Martek Biosciences Corp., MDS Inc., The Medicines Company, Medicis Pharmaceutical Corp., Myriad Genetics Inc., Onyx Pharmaceuticals Inc., Regeneron Pharmaceuticals Inc., Salix Pharmaceuticals Ltd., Techne Corp., and United Therapeutics Corp. The

data used was from the most recent proxy available as of March 2011. This peer group had mean revenue of $327 million and headcount of 684. This peer group selection included 25 life science and specialty pharmaceutical companies. It was selected to best reflect similar sized companies in our industry with mature products, and full field sales operations.

Employment Agreements

        In connection with the Acquisition, we entered into employment agreements with Messrs. Kiepert and Duffy. Our other named executive officers are not subject to employment agreements.

        Among other things, these agreements set the executives' compensation terms, their rights upon a termination of employment and restrictive covenants relating to non-competition, non-solicitation, and confidentiality. See "—Potential Payments Upon Termination or Change of Control—Employment Agreements and Arrangements."

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

Base Salary

        Base salaries are intended to provide reasonable and competitive fixed compensation for regular job duties. In April of 2011, the Compensation Committee approved merit salary actions for our named executive officers comparable with competitive market practice. The average increase awarded was 3.1% of base salary. The Committee deterimined the amount of increase for Mr. Kiepert after a discussion of his 2010 performance and a review of the market data for his position. The Committee approved merit increases for Messrs. Gaffey, Dawes, Duffy and Dr. Washburn after a discussion of the 2010 performance assessements as submitted by Mr. Kiepert on each respective executive and after reviewing the relative benchmark data for each position. On July 22, 2011 the Committee approved a subsequent salary adjustment for Dr. Washburn in recognition of contributions in advancing Flurpiridaz F 18 and a re-evaluation of his total compensation packaging including his salary, incentive and stock option position.

        Our general practice with respect to cash compensation is that executive base salaries and annual cash incentive compensation values should generally position total annual cash compensation at or below market median of similarly-sized life science companies. See "—Compensation Discussion and Analysis—Compensation Benchmarking." Cash compensation is generally below the median for those who were awarded larger option awards and more competitively aligned for recent hires. The salaries of all of our named executive officers were in the lowest quartile relative to our benchmarks.

        As of December 31, 2011, the base salaries of Messrs. Kiepert, Gaffey, Dawes, Duffy and Dr. Washburn were $426,420, $267,800, $242,413, $281,139, and $364,458, respectively.

Annual Cash Incentive Compensation

        Our 2011 Executive Leadership Team Incentive Bonus Plan (the "Bonus Plan") is intended to reward executive officers, including our named executive officers, for annual financial performance, performance of other corporate goals that may be long-term in nature and meeting or exceeding certain short-term objectives.

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

        These EBITDA targets should not be understood as management's predictions of future performance or other guidance, and investors should not apply these in any other context. EBITDA targets were linked to our short-term and long-term business objectives to ensure incentives are provided for appropriate performance. The Compensation Committee believes our cash incentive compensation structure is consistent with competitive practice.

        The potential bonus payouts under various scenarios in 2011 for our named executive officers were as follows:

Named Executive Officer	Threshold Bonus(1) (as % of Base Salary)	Target Bonus (as % of Base Salary)	Above Target Bonus (as % of Base Salary)
Don Kiepert	50%	100%	200%
Robert Gaffey	15%	30%	60%
William Dawes	15%	30%	60%
Michael Duffy	15%	30%	60%
Dana Washburn	15%	30%	60%

(1)
Assuming that named executive achieved his/her department and individual performance goals.

        For Mr. Kiepert, pursuant to his employment agreement, payout of the target level bonus is tied to the achievement of the EBITDA target and other corporate performance goals established by the Compensation Committee within the first three months of a given year. Pursuant to the Bonus Plan, for our other named executive officers with the exception of Dr. Washburn, payout of the target level bonus is tied to the achievement of the EBITDA target and the achievement of certain department performance and individual performance goals. The achievement of the EBITDA target accounts for 50% of the total bonus award; while the achievement of department performance and individual performance goals accounts for 30% and 20%, respectively. Department performance goals are recommended and approved by our Chief Executive Officer at the start of each year. Achievement of individual performance goals are assessed by our Chief Executive Officer at the end of each year. These targets were intended to provide a meaningful incentive for executives to achieve or exceed performance goals.

        If we did not meet the EBITDA target, but we met a level equal to at least 90% of the EBITDA target, then pursuant to the Bonus Plan, the Compensation Committee has discretion to award any percentage of the target bonus, calculated relative to the achievement of the named executive officer's performance goals, including department, individual and corporate performance goals. For example, if we did meet 90% of the EBITDA target and the executive achieved his or her department and individual performance goals, the executive would receive a threshold bonus equal to 50% of his or her bonus target. If we did not meet at least 90% of the EBITDA target, then no bonus is awarded.

        If our EBITDA is above the EBITDA target, the Bonus Plan specifies a formula that would create a pool, or the Bonus Pool, not to exceed $2.0 million for discretionary allocation among the participants of the Bonus Plan, including our named executive officers. The Bonus Pool amount is set at approximately 4.5% of our incremental EBITDA for such year in excess of the EBITDA target. The maximum potential payout from the Bonus Pool for each participant, including our named executive officers, is 100% of their respective target bonus amount. As such, total maximum bonus awarded for above EBITDA target achievement would be double the target bonus amount of each participant, including our named executive officers.

        As Dr. Washburn joined us more recently (2010), his equity position is considerably lower than the other named executives and his role in 2011 was highly focused on critical development activities. As a result, the Compensation Committee structured an incentive for him with 100% weighting on achieving his department goals, without regard to the EBITDA target.

        Our EBITDA target relative to the Bonus Plan for the fiscal year ended December 31, 2011 was established at $115 million. In the fiscal year ended December 31, 2011, our EBITDA was approximately $80.1 million. For Mr. Kiepert in 2011, performance goals included, in addition to our EBITDA goal: revenue goals for select products; executing a collaboration/licensing agreement for flupiridaz F 18, achieving and maintaining global regulatory and financial compliance, expanding DEFINITY opportunities including filing a sNDA and licensing agreements for China and Luminity distribution in Europe, achieving technology transfer milestones to expand supply chain sourcing, completing our long-term strategic operating plan, and certain organizational objectives regarding employee engagement and retention.

        For Mr. Gaffey, performance goals included successfully completing the 2010 audit, supporting the 2011 New Notes offering, ensuring timely quarterly filings, meeting all debt requirements, leading the capital restructuring, increasing the efficiency and effectiveness of the Treasury and Tax functions, improving cash flow reporting, optimizing the financial close performance, enhancing organizational capabilities, managing risk, becoming fully SOX compliant, meeting cost efficiency and client support objectives for the Information Technology function and driving overall expense control and contingency planning.

        For Mr. Dawes, performance goals included compliance and operational objectives including no new regulatory agency observations for Manufacturing and Operations, achieving productivity and costs saving in capital expenses and third party arrangements, diversifying the supply chain for "cold" products, initiating technology transfer activities with a new contract manufacturing partner, developing a commercial supply chain model for flurpiridaz F 18, minimizing Mo-99 supply disruption and addressing certain organizational objectives regarding communication and technical training.

        For Mr. Duffy, performance goals included successfully managing 2011 financing transactions, negotiating, documenting and closing, if appropriate, one or more partnering transactions for flurpiridiaz F 18, managing Zurich litigation to obtain optimal results, advising on agreements and business arrangements for supply chain, commercial, clinical and employee matters, supervising Securities and Exchange Commission reporting and compliance and effectively managing the internal and external legal function.

        For Dr. Washburn, performance goals included obtaining FDA approval for our Phase 3 clinical program for Flupiridaz F 18 and achieving initial Phase 3 milestones, filing a sNDA for DEFINITY, advancing development of our cardiac neuronal imaging agent, enrolling first patient in ABLAVAR phase 4 trial, driving clinical quality improvements, meeting clinical field support metrics, implementing product safety risk management programs and addressing certain organizational objectives regarding leadership development and recognition.

        While the Compensation Committee reviewed each executive's performance relative to the non-EBITDA goals set forth above and recognized significant achievements and attainment of most individual objectives, the Compensation Committee concluded that no bonuses should be paid to Messrs. Kiepert, Gaffey, Dawes and Duffy because we did not meet our EBITDA target. Dr. Washburn achieved 99% of his individual objectives on a weighted basis and was awarded an incentive payment under his individual arrangement as reported in the 2011 Grant of Plan-Based Awards table.

Long-Term Equity Incentive Awards

        In connection with the Acquisition, the Board of Directors approved and adopted the Lantheus MI Holdings, Inc. 2008 Equity Incentive Plan, or the 2008 Equity Plan, which allows grants of equity awards and options for shares of Holdings. The purpose of the 2008 Equity Plan is to:

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

        Although we look at competitive long-term equity incentive award values when assessing our compensation programs, as described above under "—Compensation Discussion and Analysis—Compensation Benchmarking," we do not make annual executive option grants because, following the Acquisition, we issued large upfront stock option grants that vest over time and with the achievement of certain performance goals in lieu of annual grants. The Compensation Committee believes these stock option grants establish performance objectives and incentives and help align our executives' interests with the interests of the stockholders in fostering long-term value. They also motivate sustained increases in our financial performance and help ensure that the investors have received an appropriate return on their invested capital before executive officers receive significant value from these options.

        In 2008, the Compensation Committee approved grants of options to Messrs. Kiepert, Gaffey, Dawes and Duffy under the 2008 Equity Plan. The terms of these grants were consistent with the grants granted after the Acquisition. During 2011, the Committee approved a supplemental grant of options to Dr. Washburn.

        The options have an exercise price equivalent to fair market value on the date of grant. Since our common stock is not currently traded on a national securities exchange, fair market value is determined reasonably and in good faith by the Board of Directors.

        These options have a ten-year term and are generally issued either as time based options, or the Time Vesting Options or EBITDA-based performance options, or the Performance Vesting Options. The combination of time and performance based vesting of these awards is designed to compensate our executive officers, including our named executive officers, for their long-term commitment to us. They are also designed to motivate sustained increases in our financial performance and help ensure that the investors have received an appropriate return on their invested capital before executive officers receive significant value from these options.

        EBITDA is defined in the award agreements as the sum of net income (or loss) of the business or entity for such period; plus interest expense, income taxes, depreciation expenses, amortization expenses, all fees paid by us or any of our subsidiaries pursuant to the Advisory Services Agreements with Avista, dated as of January 8, 2008, non-recurring expenses for executive severance, relocation, recruiting and one-time compensation, the aggregate amount of all other non-cash charges reducing net income including stock-based compensation expense, retention bonuses paid in fiscal year 2008; all extraordinary losses; less all extraordinary gains in each case determined in accordance with GAAP.

        The Time Vesting Options are granted to aid in retention. Consistent with this goal, the Time Vesting Options granted to Messrs. Kiepert, Gaffey, Dawes and Duffy in 2008 and to Dr. Washburn in 2010 and 2011, vest ratably on the grant date over the following five years.

        The Performance Vesting Options are intended to motivate financial performance in line with investors' outlook for performance during our first five years. We chose EBITDA as the performance metric since it is a key driver of our valuation and for the reasons described above in "Annual Cash Incentive Compensation." The Performance Vesting Options granted to Messrs. Kiepert, Gaffey, Dawes and Duffy and to Dr. Washburn in 2010 and 2011, are eligible to vest ratably in five equal installments if certain annual EBITDA targets are achieved. The EBITDA targets were established at the time of the Acquisition and can be adjusted by the Board of Directors in consultation with our Chief Executive Officer as described below.

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

        If our EBITDA is below the EBITDA target but is equal to at least 90% of the EBITDA target, then a percentage of the Performance Vesting Options vests in that year, calculated as follows:

(10% of possible vested Performance Vesting Options)	×	(Incremental EBITDA over 90% of EBITDA target) (EBITDA target—90% of EBITDA target)	+	(90% of possible vested Performance Vesting Options)

        Our EBITDA target relative to performance vesting of options in 2011 was $127.4 million. In the fiscal year ended December 31, 2011, our actual EBITDA was approximately $80.1 million. As a result, none of the Performance Vesting Options vested in 2011 out of a possible 20%.

        We set our future EBITDA targets to reflect our initial outlook for annual EBITDA which progressively increased as we approached the expected launch dates of pipeline products. Thus, while designed to be attainable, EBITDA targets for these years would require strong performance with our existing and acquired marketed products, as well as the execution of our clinical pipeline program and cost control.

        For additional information concerning the options awarded in 2009, 2010 and 2011, see "—2011 Grants of Plan-Based Awards" and "—Outstanding Equity Awards at 2011 Fiscal Year-End."

Dividend Equivalent Rights (DERs)

        In March of 2011, we successfully completed a capital restructuring with an additional offering of New Restricted Notes and the repurchase of all outstanding Series A Preferred Stock. The Board of Directors declared a dividend of approximately $1.93 per common share, substantially similar to each shareholders' initial investment. Given the potential impact of this capital restructuring on the underlying share value of stock options, the Board of Directors also awarded a dividend equivalent right (DER) on all outstanding stock options. All option holders, including certain of our named executive officers, were paid a cash dividend of approximately $1.93 for each vested option. The values of the DER cash payments paid in 2011 for Messrs Kiepert, Gaffey, Dawes, and Duffy were $1,190,844, $332,904, $309,125 and $237,788, respectively. Dr. Washburn did not have vested options at the time that the DERs were awarded. DERs on all unvested options as of March 21, 2011 were placed in escrow at Holdings, are subject to forfeiture and will vest only if the corresponding stock options vest in the future. The values of the DERs held in escrow as of December 31, 2011 for Messrs Kiepert, Gaffey, Dawes, Duffy and Dr. Washburn were $1,224,661, $342,357, $317,903, $244,541 and $241,165, respectively.

Other Benefits

Retirement Plans

        We offer a 401(k) qualified defined contribution retirement plan for U.S.-based employees, including named executive officers, with a 4.5% company match of the contributor's base salary.

Personal Benefits

        Except as otherwise discussed herein, other welfare and employee-benefit programs are the same for all of our eligible employees, including our named executive officers. Our other named executive officers do not receive additional benefits outside of those offered to our other employees.

Ownership Guidelines

        In the event of exercise of an option grant, the resulting shares are subject to the provisions of the Employee Shareholder Agreement which restricts transfer and voting rights to ensure alignment with the initial investors. For example, Employee Shareholders (as defined in the Employee Shareholder Agreement) are restricted from transferring any of our securities, subject to certain exceptions outlined in the Employee Shareholder Agreement. We do not maintain formal ownership guidelines.

Severance and Change in Control Benefits

        As noted above, Messrs. Kiepert and Duffy have entered into employment agreements which detail, among other things, each executive's rights upon a termination of employment in exchange for non-competition, non-solicitation and confidentiality covenants. See "—Potential Payment Upon Termination or Change in Control."

        Messrs. Gaffey and Dawes and Dr. Washburn were covered under Lantheus' Severance Plan or the terms of their employment offer for six months for salary continuation if involuntarily terminated by us other than for cause. Mr. Gaffey elected to retire as of January 3, 2012 with no severance. However, the options granted to Mr. Gaffey under the 2008 Equity Plan will continue to vest for so long as he continues to serve as a consultant of ours in good standing through the vesting period.

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

Recoupment of Compensation

        Information regarding our policy with respect to the recovery of incentive compensation is provided under "—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Incentive Compensation."

Tax and Accounting Implications

        We were not subject to Section 162(m) of the Internal Revenue Code, as amended in 2011. For 2012 and beyond, the Compensation Committee will consider the impact of Section 162(m) in the design of its compensation strategies. Under Section 162(m), compensation paid to executive officers in excess of $1,000,000 cannot be taken by us as a tax deduction unless the compensation qualifies as performance-based compensation. We have determined, however, that we will not necessarily seek to limit executive compensation to amounts deductible under Section 162(m) if such limitation is not in the best interests of our stockholders. While considering the tax implications of its compensation decisions, the Compensation Committee believes its primary focus should be to attract, retain and motivate executives and to align the executives' interests with those of our stockholders.

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

        Management reported its findings to the Compensation Committee, which agreed with management's assessment that our plans and policies do not encourage excessive or inappropriate risk taking and determined such policies or practices are not reasonably likely to have a material adverse effect on us.

Summary Compensation Table

        The following table sets forth certain information with respect to compensation for the years ended December 31, 2011, 2010 and 2009 earned by or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)(6)	Total ($)
Donald Kiepert	2011	$422,538	—	—	—	$1,206,074	$1,628,612
President and Chief Executive	2010	$401,308	—	—	—	$15,049	$416,357
Officer	2009	$400,000	$50,000	—	$200,000	$12,346	$662,346
Robert Gaffey	2011	$265,700	—	—	—	$343,934	$609,634
Former VP, Chief Financial	2010	$252,692	—	—	—	$11,039	$263,731
Officer	2009	$250,000	$37,500	—	$37,500	$9,361	$334,361
William Dawes	2011	$240,821	—	—	—	$319,543	$560,364
Vice President, Mfg and	2010	$226,990	—	—	—	$10,215	$237,205
Operations	2009	$215,000	$47,750	—	$32,250	$14,141	$309,141
Michael Duffy	2011	$278,934	—	—	—	$249,854	$528,788
Vice President, General	2010	$265,866	—	—	—	$11,964	$277,830
Counsel & Secretary	2009	$265,000	$15,250	—	$39,750	$11,466	$331,466
Dana Washburn, M.D.	2011	$332,292	—	$100,250	$108,244	$14,323	$555,109
Chief Medical Officer	2010	$211,149	—	$443,000	—	$1,793	$655,942
	2009	—	—	—	—	—	—

(1)
The amounts reflect the cash incentive compensation awarded above the threshold bonus target by the Compensation Committee. See "—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Incentive Compensation."

(2)
Dr. Washburn received an initial stock option grant in conjunction with his employment offer in 2010. On January 5, 2011, Mr. Washburn was granted a supplemental grant of stock options in recognition of his first year contributions and to increase his alignment with shareholder's interests.

(3)
Includes the grant date fair value of the stock option awards granted during the fiscal years ended December 31, 2011, 2010 and 2009, in accordance with ASC 718 with respect to options to purchase shares of our common stock awarded to the named executive officers in 2011, 2010 and 2009 under our 2008 Equity Plan. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Accounting for Stock-Based Compensation."

(4)
For 2011, Messrs. Kiepert, Gaffey, Dawes and Duffy did not earn bonuses under the Bonus Plan. Dr. Washburn earned an incentive payment under the Bonus Plan based on achievement his department goals. For 2010, no bonuses were earned under the Bonus Plan. For 2009, the amounts reflect the cash incentive compensation earned for the year ended December 31, 2009 under the 2009 Executive Leadership Team Incentive Bonus Plan, which were paid in the first quarter of 2010.

(5)
Effective March 21, 2011, the Board of Directors declared a dividend of approximately $1.93 per common share and awarded a dividend equivalent right on all outstanding stock options. All option holders, including our named executive officers, were paid a cash dividend of approximately $1.93 for each vested option. DERs on all unvested options as of March 21, 2011 were placed in escrow, are subject to forfeiture and will only vest if the corresponding stock options vest in the future. Dr. Washburn did not have vested options at the time of that the DER was awarded. Included in the All Other Compensation column above is the value of DERs of Time-Vesting Options (and the value of DERs associated with Performance Vesting Options. These values for Messrs Kiepert, Gaffey, Dawes, and Duffy were $ 1,190,844, $332,904, $309,125, $237,788.

(6)
For Messrs. Kiepert, Gaffey, Dawes and Duffy and Dr. Washburn, the amounts reflect matching contributions to our defined contribution retirement plans in 2011 of $15,230, $11,030, $10,418, $12,066 and $14,323, respectively. For Messrs. Kiepert, Gaffey, Dawes and Duffy and Dr. Washburn, the amounts reflect matching contributions to our defined contribution retirement plans in 2010 of $15,049, $11,039, $10,215 and $11,964 and $1,793, respectively. For Messrs. Kiepert, Gaffey, Dawes and Duffy, the amounts reflect matching contributions to our defined contribution retirement plans in 2009 of $12,346, $9,361, $14,141, and $11,466, respectively.

2011 Grants of Plan-Based Awards

        The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2011 with respect to the named executive officers.

								All Other Option Awards: Number of Securities Underlying Options (#)
	Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards				Exercise or Base Price of Option Awards ($/Sh)
Name	Grant Date	Threshold ($)(1)	Target ($)(2)	Maximum ($)(3)	Threshold (#)	Target (#)	Maximum (#)
Donald Kiepert	—	$213,210	$426,420	$852,840	—	—	—	—	—
Robert Gaffey	—	$40,170	$80,340	$160,680	—	—	—	—	—
William Dawes	—	$36,362	$72,724	$145,448	—	—	—	—	—
Michael Duffy	—	$42,171	$84,342	$168,684	—	—	—	—	—
Dana Washburn M.D.(4)	—	$54,669	$109,337	$218,675	—	—	—	—	—
	01/05/11				2,500	12,500	12,500	12,500	$10.26

(1)
The amounts shown in the "Threshold" column reflect the threshold payment, which is 50% of the amount shown in the "Target" column. See "—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Incentive Compensation."

(2)
The amount show in the "Target" column is the potential cash incentive award given to our named executive officers if the EBITDA target is hit in 2011. For Mr. Kiepert that amount is 100% of his respective 2011 base salary. For Messrs. Gaffey, Dawes and Duffy and Dr. Washburn, that amount is 30% of their respective 2011 base salaries. See "—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Incentive Compensation."

(3)
The amount shown in the "Maximum" column is 200% of the amount shown in the "Target" column. Pursuant to the Bonus Plan, if we achieve an EBITDA that is greater than the EBITDA target, the Bonus Plan specified a formula that would create a pool not to exceed $2.0 million in the aggregate for discretionary allocation among the eligible participants of the Bonus Plan. The maximum payment from the Bonus Pool for Mr. Kiepert is 200% of his base salary. The maximum for all other participants, including our other named executive officers, is 60% of their respective base salaries. See "—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Incentive Compensation."

(4)
Dr. Washburn was granted a supplemental grant of 25,000 stock options with a ten-year term in recognition of his first year contribution and to increase his alignment with shareholders' interest. 12,500 of these options are Time Vesting Options and 12,500 are Performance Vesting Options. See "—Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Incentive Awards."

Outstanding Equity Awards at 2011 Fiscal Year-End

        The following table includes certain information with respect to options held by the named executive officers as of December 31, 2011.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Securities of Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Don Kiepert:
Stock Options(1)	617,236	250,400	384,364	$2.00	2/24/18
Robert Gaffey:
Stock Options(1)(4)	172,550	70,000	107,450	$2.00	4/3/18
William Dawes:
Stock Options(1)	160,225	65,000	99,775	$2.00	4/3/18
Michael Duffy:
Stock Options(1)	123,250	50,000	76,750	$2.00	4/3/18
Dana Washburn M.D:
Stock Options(2)	10,000	40,000	50,000	$10.26	4/11/20
Stock Options(3)	—	12,500	12,500	$10.26	1/4/21

(1)
60% of the Time Vesting Options were vested as of December 31, 2011 having 20% in each of January 2009, 2010 and 2011. Upon the Compensation Committee's determination that we achieved the EBITDA performance targets, 20% of the Performance Vesting Options vested on April 16, 2009 and 18.6% vested in April 2010. The remaining shares subject to the Time Vesting Options will vest ratably over the next two years and will vest in full in January 2013. We did not meet our EBITDA targets in 2010 or 2011, and as such, none of the Performance Vesting Options vested for those years. Assuming the EBITDA targets are met in each applicable fiscal year, the remaining shares subject to the Performance Vesting Options will vest ratably over the next two years.

(2)
20% of the Time Vesting Options vested on April 11, 2011. The remaining shares subject to the Time Vesting Options will vest ratably over the next four years and will vest in full as of April 11, 2015 for Dr. Washburn. The first 20% tranche of performance did not vest on schedule as the EBITDA target for 2010 was not attained. Assuming the EBITDA targets are met in each applicable fiscal year, the remaining shares subject to the Performance Vesting Options will vest ratably over the next four years.

(3)
The shares subject to the Time Vesting Options will vest ratably over the next five years and will vest in full as of January 5, 2016 for Dr. Washburn. Assuming the EBITDA targets are met in each applicable fiscal year, the remaining shares subject to the Performance Vesting Options will vest ratably over the next five years.

(4)
Mr. Gaffey's option awards were amended as part of his retirement agreement with the Company effective January 3, 2012. Under the terms of the agreement, Mr. Gaffey's existing stock options were modified to allow for continued vesting and exercisability of his existing options for up to the full original term, or until 2018.

Option Exercises and Stock Vested in 2011

        The named executive officers did not exercise any options during 2011. We do not offer any stock awards, other than stock options, from which vesting would occur.

2011 Pension Benefits

        We do not offer our executives or others a pension plan. Retirement benefits are limited to participation in our 401(k) plan with a 4.5% employer match of the contributor's salary and a corresponding international plan.

Potential Payment Upon Termination or Change in Control

        The information below describes and quantifies certain compensation that would become payable under certain named executive officer's employment agreements if, as of December 31, 2011, his employment had terminated or there was a change in control. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.

Employment Agreements and Arrangements

        The only named executive officers for which we have employment agreements are Messrs. Kiepert and Duffy. We have also included below the details of Mr. Gaffey's retirement agreement with us which became effective January 3, 2012 and the details of Mr. Young's current compensation our new Chief Financial Officer effective January 3, 2012.

Don Kiepert

        On January 8, 2008, we entered into an employment agreement with Don Kiepert, our President and Chief Executive Officer. Pursuant to his employment agreement, Mr. Kiepert currently receives $426,420 in annual base salary, subject to any increases in base salary as may be determined from time to time in the sole discretion of our Board of Directors. In addition, the employment agreement allows Mr. Kiepert to be eligible to receive an annual bonus award of up to 100% of his base salary based upon the achievement of certain performance targets. Mr. Kiepert is also eligible to participate in our health, life and disability insurance, and retirement and fringe employee benefit plans on the same basis as those benefits are generally made available to our other executives.

        If we terminate Mr. Kiepert with cause or Mr. Kiepert resigns without good reason, then he is entitled to receive his base salary through the date of termination and reimbursement for any unreimbursed business expenses properly incurred by Mr. Kiepert prior to his termination or resignation, provided that these claims are submitted within 30 days of termination. In the event of Mr. Kiepert's resignation without good reason, he is also entitled to such vested or accrued employee benefits as to which he is entitled under our employee benefit plans ($15,581 for accrued vacation as of December 31, 2011).

        If Mr. Kiepert's employment terminates as a result of his death or if we terminate Mr. Kiepert due to his physical or mental illness, injury or infirmity which is reasonably likely to prevent or prevents him from performing his essential job functions for 90 consecutive calendar days or an aggregate of 120 calendar days out of any consecutive twelve month period, then Mr. Kiepert or his estate is entitled to receive: (a) his base salary through the date of termination; (b) reimbursement for any unreimbursed business expenses properly incurred; (c) any vested or accrued employee benefits as to which he is entitled under our employee benefit plans ($15,581 for accrued vacation as of December 31, 2011); and (d) a pro rata portion of his target annual bonus amount in the year he was terminated (up to $426,420 for bonus), based upon the percentage of the fiscal year that has elapsed through the date of his termination, contingent upon an effective release of claims against us and payable at such time as the annual bonus would have otherwise been payable had he not been terminated.

        If we terminate Mr. Kiepert without cause or Mr. Kiepert resigns with good reason, then he is entitled to receive: (a) his base salary through the date of termination; (b) reimbursement for any unreimbursed business expenses properly incurred; (c) any vested or accrued employee benefits as to which he is entitled under our employee benefit plans; (d) a pro rata portion of his target annual bonus amount in the year he was terminated, based upon the percentage of the fiscal year that has elapsed through the date of his termination, contingent upon an effective release of claims against us and payable at such time as the annual bonus would have otherwise been payable had he not been terminated; (e) subject to Mr. Kiepert's continued compliance with the non-competition and confidentiality clauses within his employment agreement and his effective release of claims against us, continued payment of his base salary in accordance with our normal payroll practices for twelve months after the date of termination, provided that any such payment is reduced by the present value of any other cash severance or termination benefits payable to Mr. Kiepert under any other plans, arrangements or programs; and (f) for twelve months after the date of termination, continued life insurance and group medical coverage for Mr. Kiepert and his eligible dependents upon the same terms as provided to our other senior executive officers and at the same coverage levels, provided that such coverage shall cease upon Mr. Kiepert becoming employed by another employer and eligible for life insurance and/or medical coverage with such other employer.

        If we terminated Mr. Kiepert without cause or Mr. Kiepert resigned with good reason on December 31, 2011, he would have been entitled to receive an aggregate of $889,433 ($426,420 for salary, $426,420 for bonus, $21,013 for benefits and $15,581 for accrued vacation), payable as described above, plus any accrued and unpaid base salary and bonus and unreimbursed business expenses.

Robert Gaffey

        On January 3, 2012, we entered into a retirement agreement with Mr. Gaffey in conjunction with his retirement. Mr. Gaffey had provided Lantheus and its predecessors with 37 years of service. Under the terms of the agreement, Mr. Gaffey is continuing to provide limited consulting services at a rate of $200 per hour for up to 24 hours per week through March 30, 2012. After March 31, 2012, Mr. Gaffey will paid at an hourly rate $150 per hour on an independent consultant basis as required by us. Mr. Gaffey's existing stock options were modified to allow for continued vesting, continued eligibility for payment of DERs and exercisability of his existing options for up to the full original term in 2018. Mr. Gaffey is not eligible for any company benefits or other severance payments. Mr. Gaffey had not previously entered into an employment agreement with us.

Michael Duffy

        On March 10, 2008, we entered into an employment agreement with Michael Duffy, our Vice President, General Counsel and Secretary. Pursuant to his employment agreement, Mr. Duffy currently receives $281,139 in annual base salary (an increase of $16,139 from the base salary originally set forth in his employment agreement), subject to any increases in base salary as may be determined from time to time in the sole discretion of our Compensation Committee. In addition, the employment agreement allows Mr. Duffy to be eligible to receive an annual bonus award of up to 30% of his base salary based upon the achievement of certain performance targets. Mr. Duffy is also eligible to participate in our health, life and disability insurance, and retirement and fringe employee benefit plans on the same basis as those benefits are generally made available to our other executives.

        If we terminate Mr. Duffy with cause or Mr. Duffy resigns for any reason, then he is entitled to receive his base salary through the date of termination and reimbursement for any unreimbursed business expenses properly incurred by Mr. Duffy prior to his termination or resignation, provided that these claims are submitted within 30 days of termination. In the event of Mr. Duffy's resignation for any reason, he is also entitled to such vested or accrued employee benefits as to which he is entitled under our employee benefit plans ($1,081 for accrued vacation as of December 31, 2011).

        If Mr. Duffy's employment terminates as a result of his death or if we terminate Mr. Duffy due to his physical or mental illness, injury or infirmity which is reasonably like to prevent or prevents him from performing his essential job functions for 90 consecutive calendar days or an aggregate of 120 calendar days out of any consecutive twelve month period, then Mr. Duffy or his estate is entitled to receive: (a) his base salary through the date of termination; (b) reimbursement for any unreimbursed business expenses properly incurred, provided that these claims are submitted within 30 days of termination; and (c) any vested or accrued employee benefits as to which he is entitled under our employee benefit plans ($1,081 for accrued vacation as of December 31, 2011).

        If we terminate Mr. Duffy without cause, then he is entitled to receive: (a) his base salary through the date of termination; (b) reimbursement for any unreimbursed business expenses properly incurred, provided that these claims are submitted within 30 days of termination; (c) any vested or accrued employee benefits as to which he is entitled under our employee benefit plans; (d) a pro rata portion of his target annual bonus amount in the year he was terminated, based upon the percentage of the fiscal year that has elapsed through the date of his termination, contingent upon an effective release of claims against us and payable at such time as the annual bonus would have otherwise been payable had he not been terminated; (e) subject to Mr. Duffy's continued compliance with the non-competition and confidentiality clauses within his employment agreement and his effective release of claims against us, continued payment of his base salary in accordance with our normal payroll practices for twelve months after the date of termination, provided that any such payment is reduced by the present value of any other cash severance or termination benefits payable to Mr. Duffy under any other plans, arrangements or programs; and (f) subject to Mr. Duffy's continued compliance with the non-competition and confidentiality clauses within his employment agreement and his effective release of claims against us, for twelve months after the date of termination, continued life insurance and group medical coverage for Mr. Duffy and his eligible dependents upon the same terms as provided to our other senior executive officers and at the same coverage levels, provided that such coverage shall cease upon Mr. Duffy becoming employed by another employer and eligible for life insurance and/or medical coverage with such other employer.

        If we terminated Mr. Duffy without cause or Mr. Duffy resigned with good reason on December 31, 2011, he would have been entitled to receive an aggregate of $376,159 ($281,139 for salary, $84,342 for bonus, $9,597 for benefits and $1,081 for accrued vacation), payable as described above, plus any accrued and unpaid base salary and bonus and unreimbursed business expenses.

Jeffrey Young

        On January 3, 2012, Mr. Young was promoted to the position of Chief Financial Officer and Treasurer to succeed Mr. Gaffey who retired. Mr. Young is paid an annualized salary of $264,000 and is eligible for annual bonus award of up to 30% of his base salary based upon the achievement of certain performance targets. Mr. Young is eligible to participate in our health, life and disability insurance, and retirement and fringe employee benefit plans on the same basis as those benefits are generally made available to our other executives. Mr. Young has received four grants of stock options during his employment with Lantheus in aggregate 100,000 stock options of which 50% are Time Vesting Options and 50% are Performance Vesting Options. Mr. Young is not covered by a formal employment contract, but would be eligible for six months salary continuance if terminated by us other than for cause.

2008 Equity Plan and Unvested Dividend Equivalent Rights (DERs)

        The 2008 Equity Plan and each individual Stock Option Agreement provides for accelerated vesting of both Time Vesting Options and Performance Vesting Options granted under the 2008 Equity

Plan upon a change of control if net cumulative cash proceeds received by our investors exceed certain multiples of their initial investment. If such a change in control occurred on December 31, 2011, each named executive officer's unvested Time Vesting Options and Performance Vesting Options would immediately vest and become exercisable. The aggregate dollar value of unvested stock options held by such named executive officer on December 31, 2011 as listed below. The value of any unvested dividend equivalent rights held in escrow associated with those options at the time of the option vesting acceleration would also be distributed as listed below:

Name	Aggregate Dollar Value of Options(1)	DER Value
Don Kiepert	$4,532,215	$1,224,661
Robert Gaffey	$1,266,993	$342,357
William Dawes	$1,176,494	$317,903
Michael Duffy	$904,995	$244,541
Dana Washburn(2)	$0	$241,165

(1)
The aggregate dollar value is the difference between the fair market value of shares of common stock on December 31, 2011 based upon an internal valuation model and the per share exercise price of each option, multiplied by the number of shares subject to the unvested option.

(2)
All of Dr. Washburn's options as of December 31, 2011 had a fair value less than their exercise price.

Director Compensation

        The compensation paid to Mr. Kiepert, our President & CEO and Director, is reported in the Summary Plan Compensation Table as he was paid only as named executive officer. We do not compensate our board members with per meeting fees. Our directors are reimbursed for any expenses incurred in connection with their services and as detailed in the table and notes below.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Larry Pickering(1)	$200,000	$1,052,600	$1,252,600
Dr. Patrick O'Neill(2)	$50,000	$57,880	$107,880
David Burgstahler(3)	$0	$0	$0
Sriram Venkataraman(3)	$0	$0	$0

(1)
Mr. Pickering initially served as our Executive Chairman from January 2008 to January 2010 and functioned as an officer of the Company with direct oversight of Research & Development activities. On March 4, 2008, we entered into an employment agreement with Mr. Pickering, which was subsequently amended on October 19, 2008 and effective as of January 1, 2009, and also amended on January 4, 2010. Pursuant to the terms of his amended agreement, under which he is no longer an executive officer, Mr. Pickering currently receives $200,000 in annual base salary. Mr. Pickering is not eligible for bonus, benefits or other perquisites. Mr. Pickering's employment can be terminated at any time and for any reason, and he shall not be entitled to any severance or termination benefits.

On March 4, 2008 in recognition of Mr. Pickering's role with Avista in leading the Acquisition, Mr. Pickering was granted 751,200 stock options. These options vest 40% on the first year and ratably on the grant date over the following three years. 50% of these options are Time Vesting Options and 50% of these options are Performance Vesting Options. On April 20, 2009, Mr. Pickering received a supplemental grant of 50,000 options to purchase shares of Holdings in recognition of his contributions in connection with the Acquisition, pursuing an extension of the marketing exclusivity of Cardiolite and exceeding the EBITDA targets established for 2008. Anticipating Mr. Pickering's current executive role to evolve to a non-employee director in the future, Mr. Pickering's second award was granted in the form of 100% Time Vesting Options, vesting ratably in four equal installments. In March of 2011, in the same manner as all other stock option holders at the time, Mr. Pickering received a dividend equivalent right of approximately $1.93 per option on his outstanding options of which $1,052,600 was paid in cash on his vested options and $493,169 was held in escrow subject to the future vesting of his then unvested options. The total value of Mr. Pickering's time-based DERs and vested performance-based (EBITDA) DERs is $1,245,763.

(2)
Dr. Patrick O'Neill is compensated with an annual retainer for his services on the Board of Director of $50,000, paid in quarterly increments. Dr. O'Neill received a grant of 50,000 stock options in Holdings in 2008. These options have a ten-year term and are Time Vesting Options. 20% of the shares subject to the Time Vesting Options vested on January 8, 2009, 20% on January 8, 2010 and 20% on January 8, 2011. The remaining shares subject to the Time Vesting Options will vest ratably over the next two years and will vest in full on January 8, 2013.

In March of 2011, in the same manner as all other stock option holders at the time, Dr. O'Neill received a dividend equivalent right of approximately $1.93 per option on his outstanding options of which $57,880 was paid in cash on his vested options and $38,586 was held in escrow subject to the future vesting of his then unvested options.

(3)
Messrs. Burgstahler and Venkataraman are Principals of Avista and do not receive any direct compensation for their services as Directors. We pay Avista a management fee of $1,000,000 annually pursuant to the Advisory Services and Management Agreement, dated as of January 8, 2008. See "Item 13—Certain Relationships and Related Party Transactions, and Director Independence—Transactions with Related Persons—Advisory and Monitoring Services Agreement."

Compensation Committee Interlocks and Insider Participation

        During 2010, the members of our compensation committee were Messrs. Burgstahler and Pickering. Mr. Burgstahler is the President of Avista. Mr. Pickering is a Partner of Avista and used to be our Executive Chairman, a role he relinquished effective January 8, 2010. Avista provides us with advisory services pursuant to the Advisory Services and Monitoring Agreement (as defined below) and has entered into other transactions with us. See "Item 13—Certain Relationships and Related Person Transactions, and Director Independence—Transactions with Related Persons—Advisory and Monitoring Services Agreement."

Compensation Committee Report

        Our compensation committee has reviewed and discussed the "Item 11—Executive Compensation—Compensation Discussion and Analysis" section with our management. Based upon this review and discussion, the compensation committee recommended to the Board of Directors that the "Item 11—Executive Compensation—Compensation Discussion and Analysis" section be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

        Respectfully submitted by the Compensation Committee of the Board of Directors.

    David Burgstahler
    Larry Pickering

        The information contained in the foregoing report shall not be deemed to be "filed" or to be "soliciting material" with the Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference in a filing.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

        Holdings indirectly owns all of our issued and outstanding capital stock through its direct subsidiary and our direct parent, Lantheus Intermediate. Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P. and ACP-Lantern Co-Invest, LLC, or, together, the Avista Entities collectively own approximately 99.5% of Holdings' issued and outstanding capital stock. Avista Capital Partners GP, LLC ultimately exercises voting and dispositive power over the shares held by Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P. and ACP-Lantern Co-Invest, LLC. Voting and disposition decisions at Avista Capital Partners GP, LLC with respect to such shares are made by an investment committee, the members of which are Thompson Dean, Steven Webster, David Burgstahler, David Durkin, OhSang Kwon, Robert Cabes and Newton Aguiar. In connection with the Acquisition, certain members of management purchased shares of Holdings' common stock equaling approximately 0.5% of Holdings' issued and outstanding capital stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table gives information as of December 31, 2011 about the common stock that may be issued under all of our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	4,475,200	$2.84	520,250
Equity compensation plans not approved by security holders(1)	—	—	—

Total	4,475,200	$2.84	520,250

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

Transactions with Related Persons

Shareholders Agreements

        In connection with the Acquisition, Holdings entered into (i) a Shareholders Agreement with the Avista Entities and Don Kiepert, as Management Shareholder, dated January 8, 2008 and subsequently amended on February 26, 2008, or the Management Shareholders Agreement and (ii) an Employee Shareholders Agreement with the Avista Entities and certain employee shareholders named therein, dated as of May 30, 2008, or the Employee Shareholders Agreement and, collectively with the Management Shareholders Agreement, the Shareholders Agreements. The Shareholders Agreements govern the parties' respective rights, duties and obligations with respect to the ownership of Holdings securities. Pursuant to the Shareholders Agreements, Avista has designation rights with respect to the composition of the Holdings board of directors and Avista is entitled to majority representation on any committee that the board creates. In addition, the Management Shareholder and the employee shareholders must vote their shares in such a manner that is consistent with the composition of the board designed by the Avista Entities.

Advisory and Monitoring Services Agreement

        In connection with the closing of the Acquisition, we entered into an advisory services and monitoring agreement with Avista Capital Holdings, L.P., or Avista Capital Holdings, dated as of January 8, 2008, or the Advisory Services and Monitoring Agreement, pursuant to which ACP Lantern Acquisition, Inc. (a corporation which was merged into us as part of the Acquisition), paid Avista Capital Holdings a one time fee equal to $10 million for the consulting and advisory and monitoring services to us, our subsidiaries and our parent companies, in connection with the Acquisition. In addition, the agreement provides for the payment of an annual fee equal to $1 million as consideration for ongoing advisory services. To the extent of any future transaction entered into by us or our affiliates, Avista Capital Holdings will receive an additional fee that is reasonable and customary for the services it provides in connection with such future transaction. In addition, we will pay directly, or reimburse Avista Capital Holdings for, its out-of-pocket expenses in connection with its performance of services under the Advisory Services and Monitoring Agreement.

Quintiles Master Services Agreement

        Effective as of June 30, 2009, we entered into a Master Services Agreement with Quintiles Commercial US, Inc., or Quintiles, (formerly known as Innovex Inc.) to provide a contract sales force in connection with the launch and promotion of Ablavar. As of December 31, 2010, we have incurred costs associated with this contract of approximately $4.3 million. The Statement of Work under the Master Services Agreement relating to the contract sales force was extended on June 11, 2010 and terminated on December 31, 2010. John Pickering, a son of Larry Pickering, our Chairman of the Board, was a Director of Business Development for Quintiles during part of the term of the agreement. He left Quintiles in June 2010 prior to the Statement of Work extension.

McGladrey Engagement

        In March 2010, we engaged RSM McGladrey, Inc., or McGladrey, (formerly known as Caturano & Company), a tax and financial services consulting firm, to advise us about compliance requirements under the Sarbanes-Oxley Act. As of December 31, 2011 and December 31, 2010, we have incurred costs associated with this engagement of approximately $117,000 and $176,000, respectively. Dan Gaffey, a son of Robert Gaffey, our former Chief Financial Officer, is a partner of McGladrey but has no other relationship with us and will not be working on the engagement in any capacity.

Director Independence

        As disclosed in "Item 10—Directors, Executive Officers and Corporate Governance," although not formally considered by the Board of Directors of Holdings because our securities are not registered or traded on any national securities exchange, we do not believe that any of our directors would be considered independent for either Board of Directors or Audit Committee purposes based upon the listing standards of the New York Stock Exchange. We believe none of our directors would be considered independent because of their relationships with Avista, which, through certain entities, owns approximately 99.5% of Holdings' issued and outstanding capital stock, as described further under "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters—Principal Stockholders," and other relationships with us, as described further under "—Transactions with Related Persons"

Item 14.    Principal Accountant Fees and Services

        Deloitte & Touche LLP, or Deloitte, serves as our independent registered public accounting firm. The following table presents fees paid for the audit of our annual consolidated financial statements and all other professional services rendered by Deloitte for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010(1)
Audit Fees	$1,201,840	$1,023,789
Audit-Related Fees	722,200	1,045,682
Tax Fees	8,414	145,202
All Other Fees	11,970	14,557

Total Fees	$1,944,424	$2,229,230

(1)
The 2010 fees include an additional $277,587 that we paid in 2011 related to the 2010 services.

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

Audit-Related Fees

        These are fees for assurance and related services that are reasonably related to performance of the audit and review of our financial statements, and which are not reported under "Audit Fees." These services consisted primarily of consultations regarding accounting and financial reporting and attestation services for such matters as required for consents related to financings, registration statements and other filings with the Commission.

Tax Fees

        These are fees billed for professional services for tax compliance, tax advice and tax planning services.

All Other Fees

        All other fees consist primarily of the reimbursement of expenses associated with completion of services noted above.

Pre-Approval Policies

        The services provided by Deloitte were pre-approved by the Audit Committee. The Audit Committee has considered whether the provision of the above-noted services is compatible with maintaining the independence of the independent registered public accounting firm and has determined that the provision of such services has not adversely affected Deloitte's independence. The Audit Committee approved 100% of the services covered by audit-related fees, tax fees and all other similar fees.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

        Included in Part II of this annual report:

(a)(2)    Schedules

        None.

(a)(3)    Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of Lantheus Medical Imaging, Inc., as amended (incorporated by reference to Exhibit 3.1 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

3.2	Second Amended and Restated By-Laws of Lantheus Medical Imaging, Inc (incorporated by reference to Exhibit 3.2 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

4.1	Indenture, dated as of May 10, 2010, among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC as guarantors, and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

4.2	First Supplemental Indenture, dated as of March 14, 2011, among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC as guarantors, and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to Lantheus Medical Imaging, Inc.'s Current Report on Form 8-K filed with the Commission on March 16, 2011 (file number 333-169785)).

4.3	Second Supplemental Indenture, dated as of March 21, 2011, among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC as guarantors, and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to Lantheus Medical Imaging, Inc.'s Current Report on Form 8-K filed with the Commission on March 21, 2011 (file number 333-169785)).

4.4	Registration Rights Agreement, dated May 10, 2010, by and among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC, as guarantors, and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.2 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

4.3	Registration Rights Agreement, dated March 21, 2011, by and among Lantheus Medical Imaging, Inc., Jefferies & Company, Inc., as representative of the initial purchasers and the guarantors party thereto (incorporated by reference to Exhibit 4.2 to Lantheus Medical Imaging, Inc.'s Current Report on Form 8-K filed with the Commission on March 21, 2011 (file number 333-169785)).

4.5	Form of 9.750% Senior Notes due 2017 (included in Exhibit 4.1).

10.1	Credit Agreement, dated May 10, 2010, by and among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc., Lantheus MI Real Estate LLC, the lenders from time to time party hereto, Harris N.A., as collateral agent, Bank of Montreal, as administrative agent, Bank of Montreal and NATIXIS as joint bookrunners, Bank of Montreal and NATIXIS as joint lead arrangers, NATIXIS as syndication agent and Jefferies Finance LLC as documentation agent (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

Exhibit		Description
10.2		Amendment No. 1 to Credit Agreement, dated as of March 21, 2011, by and among Lantheus Medical Imaging, Inc., as borrower, Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate LLC, as guarantors, Bank of Montreal, as administrative agent, Harris N.A., as collateral agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Current Report on Form 8-K filed with the Commission on March 21, 2011 (file number 333-169785)).

10.3		Pledge and Security Agreement, dated as of May 10, 2010, by and among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc., Lantheus MI Real Estate, LLC and Harris N.A. as collateral agent (incorporated by reference to Exhibit 10.2 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.4		Advisory Services and Monitoring Agreement, dated January 8, 2007, by and between ACP Lantern Acquisition, Inc. (now known as Lantheus Medical Imaging, Inc.) and Avista Capital Holdings, L.P. (incorporated by reference to Exhibit 10.3 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.5		Amended and Restated Shareholders Agreement, dated as of February 26, 2008 among Lantheus MI Holdings, Inc., Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., ACP-Lantern Co-Invest, LLC and certain management shareholders named therein (incorporated by reference to Exhibit 10.4 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.6		Employee Shareholders Agreement, dated as of May 8, 2008, among Lantheus MI Holdings, Inc., Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., ACP-Lantern Co-Invest, LLC and certain employee shareholders named therein (incorporated by reference to Exhibit 10.5 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.7		Employment Agreement, dated January 8, 2008 by and between ACP Lantern Acquisition Inc. (now known as Lantheus Medical Imaging, Inc.) and Donald Kiepert (incorporated by reference to Exhibit 10.6 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.8		Employment Agreement, dated March 4, 2008 by and between Lantheus Medical Imaging, Inc. and Larry Pickering (incorporated by reference to Exhibit 10.7 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.9		Letter Amendment to Employment Agreement, dated January 4, 2010 by and between Lantheus Medical Imaging, Inc. and Larry Pickering (incorporated by reference to Exhibit 10.8 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.10	†	Sales Agreement, dated as of April 1, 2009, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd. (incorporated by reference to Exhibit 10.9 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

Exhibit		Description
10.11	†	Amendment No. 1 to Sales Agreement, dated as of January 1, 2010, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd. (incorporated by reference to Exhibit 10.10 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.12	†	Amendment No. 2 to Sales Agreement, dated as of January 1, 2010, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd. (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (file number 333-169785)).

10.13	†	Manufacturing and Service Contract for Commercial and Developmental Products, dated August 1, 2008, between Lantheus Medical Imaging, Inc. and Ben Venue Laboratories, Inc. (incorporated by reference to Exhibit 10.11 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.14	†	Purchase and Supply Agreement, dated as of April 1, 2010, between Lantheus Medical Imaging, Inc. and Nordion (Canada) Inc. (formerly known as MDS Nordion, a division of MDS (Canada) Inc.) (incorporated by reference to Exhibit 10.12 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.15	†	Amendment No. 1 to the Purchase and Supply Agreement, dated as of December 1, 2010, between Lantheus Medical Imaging, Inc. and Nordion (Canada) Inc. (incorporated by reference to Exhibit 10.13 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (file number 333-169785)).

10.16	†	Amended and Restated Cardiolite License and Supply Agreement, dated January 1, 2004, by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.13 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.17	†	Amendment No. 1 to the Amended and Restated Supply Agreement (Thallium and Generators), dated as of December 29, 2009 (incorporated by reference to Exhibit 10.26 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.18	†	Amended and Restated Supply Agreement (Thallium and Generators), dated October 1, 2004, by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.14 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.19	†	Agreement Concerning Cardiolite and Technelite Generator Supply, Pricing and Rebates, dated as of February 1, 2008, by and between Lantheus Medical Imaging, Inc. and UPPI (incorporated by reference to Exhibit 10.15 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 29, 2010 (file number 333-169785)).

10.20	†	Amendment No. 1 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of April 1, 2008 (incorporated by reference to Exhibit 10.29 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

Exhibit		Description
10.21	†	Amendment No. 2 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of August 1, 2008 (incorporated by reference to Exhibit 10.30 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.22	†	Amendment No. 3 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of May 1, 2009 (incorporated by reference to Exhibit 10.31 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.23	†	Amendment No. 4 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of April 1, 2011 (incorporated by reference to Exhibit 10.2 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (file number 333-169785)).

10.24	†	Extension to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of January 1, 2011, between Lantheus Medical Imaging, Inc. and UPPI (incorporated by reference to Exhibit 10.21 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (file number 333-169785)).

10.25	*†	Amendment No. 5 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of December 14, 2011.

10.26	†	Distribution Agreement, dated as of October 31, 2001, by and between Bristol-Myers Squibb Pharma Company (now known as Lantheus Medical Imaging, Inc.) and Medi-Physics Inc., doing business as Amersham Health (incorporated by reference to Exhibit 10.16 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 29, 2010 (file number 333-169785)).

10.27	†	First Amendment to Distribution Agreement, dated as of January 1, 2005, by and between Bristol-Myers Squibb Medical Imaging, Inc. (formerly known as Bristol-Myers Squibb Pharma Company and now known as Lantheus Medical Imaging, Inc.) and Medi-Physics Inc., doing business as G.E. Healthcare (incorporated by reference to Exhibit 10.17 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.28	†	Manufacturing and Supply Agreement, dated as of April 6, 2009, by and between Lantheus Medical Imaging, Inc., and Mallinckrodt Inc. (a subsidiary of Covidien PLC) (incorporated by reference to Exhibit 10.27 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.29	†	Amendment No. 1 to the Manufacturing and Supply Agreement, dated as of August 2, 2010, by and between Lantheus Medical Imaging, Inc. and Mallinckrodt Inc. (a subsidiary of Covidien PLC) (incorporated by reference to Exhibit 10.28 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.30	†	Amendment No. 2 to the Manufacturing and Supply Agreement, dated as of August 2, 2010, by and between Lantheus Medical Imaging, Inc. and Mallinckrodt Inc. (a subsidiary of Covidien PLC) (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 8-K for the quarterly period ended September 30, 2011 (file number 333-169785)).

Exhibit		Description
10.31		Lantheus MI Holdings, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.32		Amendment No. 1 to Lantheus MI Holdings, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.33		Amendment No. 2 to Lantheus MI Holdings, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.34		Form of Option Grant Award Agreement (incorporated by reference to Exhibit 10.21 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.35		Lantheus Medical Imaging, Inc. Employee Bonus Plan—2009 (incorporated by reference to Exhibit 10.22 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.36		Lantheus Medical Imaging, Inc. 2010 Executive Leadership Team Incentive Bonus Plan (incorporated by reference to Exhibit 10.31 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (file number 333-169785)).

10.37		Lantheus Medical Imaging, Inc. Severance Plan Policy (incorporated by reference to Exhibit 10.24 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.38		Letter Amendment to Employment Agreement, dated October 19, 2008 and effective as of January 1, 2009 by and between Lantheus Medical Imaging, Inc. and Larry Pickering (incorporated by reference to Exhibit 10.25 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.39	*	Employment Agreement, dated March 10, 2008, by and between Lantheus Medical Imaging, Inc. and Michael Duffy.

10.40	*	Retirement Agreement, dated January 3, 2012, by and between Lantheus Medical Imaging, Inc. and Robert Gaffey.

12.1	*	Statements re: Computation of Ratio of Earnings to Fixed Charges.

14.1		Lantheus Medical Imaging, Inc. Company Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (file number 333-169785)).

14.2		Lantheus Medical Imaging, Inc. Compliance Code. (incorporated by reference to Exhibit 14.2 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (file number 333-169785)).

21.1		Subsidiaries of Lantheus MI Intermediate, Inc. and Lantheus Medical Imaging, Inc. (incorporated by reference to Exhibit 21.1 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (file number 333-169785)).

Exhibit		Description

24.1	*	Power of Attorney (included as part of the signature page hereto).
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation

101.DEF	*	XBRL Taxonomy Extension Definition

101.LAB	*	XBRL Taxonomy Extension Labels

101.PRE	*	XBRL Taxonomy Extension Presentation

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

LANTHEUS MEDICAL IMAGING, INC.
By:	/s/ DONALD R. KIEPERT
Name:	Donald R. Kiepert
Title:	President and Chief Executive Officer
Date:	March 30, 2012

        We, the undersigned directors and officers of Lantheus Medical Imaging, Inc., hereby severally constitute and appoint Donald R. Kiepert, Jeffrey E. Young and Michael P. Duffy, and each of them individually, with full powers of substitution and resubstitution, our true and lawful attorneys, with full powers to them and each of them to sign for us, in our names and in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD R. KIEPERT Donald R. Kiepert	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012
/s/ JEFFREY E. YOUNG Jeffrey E. Young	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 30, 2012
/s/ LARRY PICKERING Larry Pickering	Director	March 30, 2012
/s/ DAVID BURGSTAHLER David Burgstahler	Director	March 30, 2012

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation of Lantheus Medical Imaging, Inc., as amended (incorporated by reference to Exhibit 3.1 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

3.2	Second Amended and Restated By-Laws of Lantheus Medical Imaging, Inc (incorporated by reference to Exhibit 3.2 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

4.1	Indenture, dated as of May 10, 2010, among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC as guarantors, and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

4.2	First Supplemental Indenture, dated as of March 14, 2011, among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC as guarantors, and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to Lantheus Medical Imaging, Inc.'s Current Report on Form 8-K filed with the Commission on March 16, 2011 (file number 333-169785)).

4.3	Second Supplemental Indenture, dated as of March 21, 2011, among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC as guarantors, and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to Lantheus Medical Imaging, Inc.'s Current Report on Form 8-K filed with the Commission on March 21, 2011 (file number 333-169785)).

4.4	Registration Rights Agreement, dated May 10, 2010, by and among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC, as guarantors, and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.2 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

4.3	Registration Rights Agreement, dated March 21, 2011, by and among Lantheus Medical Imaging, Inc., Jefferies & Company, Inc., as representative of the initial purchasers and the guarantors party thereto (incorporated by reference to Exhibit 4.2 to Lantheus Medical Imaging, Inc.'s Current Report on Form 8-K filed with the Commission on March 21, 2011 (file number 333-169785)).

4.5	Form of 9.750% Senior Notes due 2017 (included in Exhibit 4.1).

10.1	Credit Agreement, dated May 10, 2010, by and among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc., Lantheus MI Real Estate LLC, the lenders from time to time party hereto, Harris N.A., as collateral agent, Bank of Montreal, as administrative agent, Bank of Montreal and NATIXIS as joint bookrunners, Bank of Montreal and NATIXIS as joint lead arrangers, NATIXIS as syndication agent and Jefferies Finance LLC as documentation agent (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.2	Amendment No. 1 to Credit Agreement, dated as of March 21, 2011, by and among Lantheus Medical Imaging, Inc., as borrower, Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate LLC, as guarantors, Bank of Montreal, as administrative agent, Harris N.A., as collateral agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Current Report on Form 8-K filed with the Commission on March 21, 2011 (file number 333-169785)).

Exhibit		Description
10.3		Pledge and Security Agreement, dated as of May 10, 2010, by and among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc., Lantheus MI Real Estate, LLC and Harris N.A. as collateral agent (incorporated by reference to Exhibit 10.2 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.4		Advisory Services and Monitoring Agreement, dated January 8, 2007, by and between ACP Lantern Acquisition, Inc. (now known as Lantheus Medical Imaging, Inc.) and Avista Capital Holdings, L.P. (incorporated by reference to Exhibit 10.3 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.5		Amended and Restated Shareholders Agreement, dated as of February 26, 2008 among Lantheus MI Holdings, Inc., Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., ACP-Lantern Co-Invest, LLC and certain management shareholders named therein (incorporated by reference to Exhibit 10.4 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.6		Employee Shareholders Agreement, dated as of May 8, 2008, among Lantheus MI Holdings, Inc., Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., ACP-Lantern Co-Invest, LLC and certain employee shareholders named therein (incorporated by reference to Exhibit 10.5 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.7		Employment Agreement, dated January 8, 2008 by and between ACP Lantern Acquisition Inc. (now known as Lantheus Medical Imaging, Inc.) and Donald Kiepert (incorporated by reference to Exhibit 10.6 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.8		Employment Agreement, dated March 4, 2008 by and between Lantheus Medical Imaging, Inc. and Larry Pickering (incorporated by reference to Exhibit 10.7 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.9		Letter Amendment to Employment Agreement, dated January 4, 2010 by and between Lantheus Medical Imaging, Inc. and Larry Pickering (incorporated by reference to Exhibit 10.8 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.10	†	Sales Agreement, dated as of April 1, 2009, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd. (incorporated by reference to Exhibit 10.9 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.11	†	Amendment No. 1 to Sales Agreement, dated as of January 1, 2010, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd. (incorporated by reference to Exhibit 10.10 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.12	†	Amendment No. 2 to Sales Agreement, dated as of January 1, 2010, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd. (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (file number 333-169785)).

Exhibit		Description
10.13	†	Manufacturing and Service Contract for Commercial and Developmental Products, dated August 1, 2008, between Lantheus Medical Imaging, Inc. and Ben Venue Laboratories, Inc. (incorporated by reference to Exhibit 10.11 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.14	†	Purchase and Supply Agreement, dated as of April 1, 2010, between Lantheus Medical Imaging, Inc. and Nordion (Canada) Inc. (formerly known as MDS Nordion, a division of MDS (Canada) Inc.) (incorporated by reference to Exhibit 10.12 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.15	†	Amendment No. 1 to the Purchase and Supply Agreement, dated as of December 1, 2010, between Lantheus Medical Imaging, Inc. and Nordion (Canada) Inc. (incorporated by reference to Exhibit 10.13 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (file number 333-169785)).

10.16	†	Amended and Restated Cardiolite License and Supply Agreement, dated January 1, 2004, by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.13 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.17	†	Amendment No. 1 to the Amended and Restated Supply Agreement (Thallium and Generators), dated as of December 29, 2009 (incorporated by reference to Exhibit 10.26 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.18	†	Amended and Restated Supply Agreement (Thallium and Generators), dated October 1, 2004, by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.14 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.19	†	Agreement Concerning Cardiolite and Technelite Generator Supply, Pricing and Rebates, dated as of February 1, 2008, by and between Lantheus Medical Imaging, Inc. and UPPI (incorporated by reference to Exhibit 10.15 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 29, 2010 (file number 333-169785)).

10.20	†	Amendment No. 1 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of April 1, 2008 (incorporated by reference to Exhibit 10.29 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.21	†	Amendment No. 2 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of August 1, 2008 (incorporated by reference to Exhibit 10.30 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.22	†	Amendment No. 3 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of May 1, 2009 (incorporated by reference to Exhibit 10.31 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.23	†	Amendment No. 4 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of April 1, 2011 (incorporated by reference to Exhibit 10.2 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (file number 333-169785)).

Exhibit		Description
10.24	†	Extension to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of January 1, 2011, between Lantheus Medical Imaging, Inc. and UPPI (incorporated by reference to Exhibit 10.21 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (file number 333-169785)).

10.25	*†	Amendment No. 5 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of December 14, 2011.

10.26	†	Distribution Agreement, dated as of October 31, 2001, by and between Bristol-Myers Squibb Pharma Company (now known as Lantheus Medical Imaging, Inc.) and Medi-Physics Inc., doing business as Amersham Health (incorporated by reference to Exhibit 10.16 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 29, 2010 (file number 333-169785)).

10.27	†	First Amendment to Distribution Agreement, dated as of January 1, 2005, by and between Bristol-Myers Squibb Medical Imaging, Inc. (formerly known as Bristol-Myers Squibb Pharma Company and now known as Lantheus Medical Imaging, Inc.) and Medi-Physics Inc., doing business as G.E. Healthcare (incorporated by reference to Exhibit 10.17 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.28	†	Manufacturing and Supply Agreement, dated as of April 6, 2009, by and between Lantheus Medical Imaging, Inc., and Mallinckrodt Inc. (a subsidiary of Covidien PLC) (incorporated by reference to Exhibit 10.27 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).

10.29	†	Amendment No. 1 to the Manufacturing and Supply Agreement, dated as of August 2, 2010, by and between Lantheus Medical Imaging, Inc. and Mallinckrodt Inc. (a subsidiary of Covidien PLC) (incorporated by reference to Exhibit 10.28 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.30	†	Amendment No. 2 to the Manufacturing and Supply Agreement, dated as of August 2, 2010, by and between Lantheus Medical Imaging, Inc. and Mallinckrodt Inc. (a subsidiary of Covidien PLC) (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 8-K for the quarterly period ended September 30, 2011 (file number 333-169785)).

10.31		Lantheus MI Holdings, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.32		Amendment No. 1 to Lantheus MI Holdings, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.33		Amendment No. 2 to Lantheus MI Holdings, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.34		Form of Option Grant Award Agreement (incorporated by reference to Exhibit 10.21 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

Exhibit		Description
10.35		Lantheus Medical Imaging, Inc. Employee Bonus Plan—2009 (incorporated by reference to Exhibit 10.22 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.36		Lantheus Medical Imaging, Inc. 2010 Executive Leadership Team Incentive Bonus Plan (incorporated by reference to Exhibit 10.31 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (file number 333-169785)).

10.37		Lantheus Medical Imaging, Inc. Severance Plan Policy (incorporated by reference to Exhibit 10.24 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

10.38		Letter Amendment to Employment Agreement, dated October 19, 2008 and effective as of January 1, 2009 by and between Lantheus Medical Imaging, Inc. and Larry Pickering (incorporated by reference to Exhibit 10.25 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).

10.39	*	Employment Agreement, dated March 10, 2008, by and between Lantheus Medical Imaging, Inc. and Michael Duffy.

10.40	*	Retirement Agreement, dated January 3, 2012, by and between Lantheus Medical Imaging, Inc. and Robert Gaffey.

12.1	*	Statements re: Computation of Ratio of Earnings to Fixed Charges.

14.1		Lantheus Medical Imaging, Inc. Company Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (file number 333-169785)).

14.2		Lantheus Medical Imaging, Inc. Compliance Code. (incorporated by reference to Exhibit 14.2 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (file number 333-169785)).

21.1		Subsidiaries of Lantheus MI Intermediate, Inc. and Lantheus Medical Imaging, Inc. (incorporated by reference to Exhibit 21.1 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (file number 333-169785)).

24.1	*	Power of Attorney (included as part of the signature page hereto).

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation

101.DEF	*	XBRL Taxonomy Extension Definition

101.LAB	*	XBRL Taxonomy Extension Labels

101.PRE	*	XBRL Taxonomy Extension Presentation

*
Filed herewith.

**
Furnished herewith.

†
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.