Form 10-Q
period 2012-03-31
Lantheus Medical Imaging, Inc.
filed 2012-05-15
CIK 1500157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

        The registrant had 1,000 shares of common stock, $0.01 par value per share, issued and outstanding as of May 14, 2012.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2012	2011
Revenues
Net product revenues	$82,631	$95,956
License and other revenues	2,720	2,163

Total revenues	85,351	98,119
Cost of goods sold	52,535	52,051

Gross profit	32,816	46,068

Operating expenses
General and administrative expenses	9,199	8,132
Sales and marketing expenses	9,993	9,395
Research and development expenses	10,362	10,505
Proceeds from manufacturer	(29,914)	—

Total operating expenses	(360)	28,032

Operating income	33,176	18,036
Interest expense, net	(10,346)	(6,937)
Other income, net	305	498

Income before income taxes	23,135	11,597
Provision for income taxes	2,237	5,250

Net income	20,898	6,347

Foreign currency translation, net of taxes	867	395

Total comprehensive income	$21,765	$6,742

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands except share data)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$73,335	$40,607
Accounts receivable, net of allowance of $460 and $462	46,481	40,000
Inventory	12,125	14,765
Deferred tax assets	124	93
Other current assets	5,135	2,662

Total current assets	137,200	98,127
Property, plant and equipment, net	110,872	112,452
Capitalized software development costs	3,206	3,582
Intangibles, net	78,847	82,749
Goodwill	15,714	15,714
Deferred tax assets	—	—
Deferred financing costs	12,808	13,141
Due from parent	1,242	1,286
Other long-term assets	32,500	31,753

Total assets	$392,389	$358,804

Liabilities and Stockholder's (Deficit) Equity
Current liabilities
Note payable	$1,073	$—
Accounts payable	17,279	22,010
Accrued expenses	32,196	20,949
Income tax payable	2,636	1,482
Deferred tax liability	—	—
Deferred revenue	5,824	3,918

Total current liabilities	59,008	48,359
Asset retirement obligations	5,007	4,868
Long-term debt, net	398,678	398,629
Deferred tax liability	1,017	931
Other long-term liabilities	39,641	39,220

Total liabilities	503,351	492,007

Commitments and contingencies (see Note 13)
Stockholder's (deficit) equity
Common stock ($0.001 par value, 10,000 shares authorized; 1 share issued and outstanding)	—	—
Additional paid-in capital	1,561	1,085
Accumulated deficit	(113,761)	(134,659)
Accumulated other comprehensive income	1,238	371

Total stockholder's (deficit) equity	(110,962)	(133,203)

Total liabilities and stockholder's (deficit) equity	$392,389	$358,804

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Stockholder's (Deficit) Equity

(unaudited, in thousands except share data)

	Common Stock			(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital			Total Stockholder's (Deficit) Equity
	Shares	Amount
Balance at January 1, 2011	1	$—	$150,316	$2,410	$708	$153,434
Dividend paid to Holdings (see Note 10)	—	—	(149,400)	(600)	—	(150,000)
Net loss	—	—	—	(136,469)	—	(136,469)
Other comprehensive loss	—	—	—	—	(337)	(337)
Stock-based compensation	—	—	169	—	—	169

Balance at December 31, 2011	1	—	1,085	(134,659)	371	(133,203)
Net income	—	—	—	20,898	—	20,898
Other comprehensive income	—	—	—	—	867	867
Stock-based compensation	—	—	476	—	—	476

Balance at March 31, 2012	1	$—	$1,561	$(113,761)	$1,238	$(110,962)

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Three Months March 31,
	2012	2011
Cash flow from operating activities
Net income	$20,898	$6,347
Adjustments to reconcile net income to cash flow from operating activities
Depreciation and amortization	7,450	9,322
Provision for excess and obsolete inventory	546	162
Stock-based compensation (credit) expense	574	(746)
Deferred income taxes	255	4,104
Other	85	461
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable	(6,442)	(5,749)
Prepaid expenses and other current assets	(845)	(435)
Inventory	1,891	(10,474)
Due from parent	44	—
Deferred revenue	1,906	(1,333)
Accounts payable	(3,312)	(92)
Income tax payable	1,154	340
Accrued expenses and other liabilities	11,000	12,334

Cash provided by operating activities	35,204	14,241

Cash flows from investing activities
Purchase of certificate of deposit	(225)	—
Capital expenditures	(2,044)	(4,019)

Cash used in investing activities	(2,269)	(4,019)

Cash flows from financing activities
Proceeds from issuance of debt	—	152,250
Payments on note payable	(457)	—
Consent solicitation fee	—	(3,750)
Debt issuance costs	(198)	(4,211)
Payment of dividend to parent	—	(150,000)

Cash used in financing activities	(655)	(5,711)

Effect of foreign exchange rate on cash	448	447

Increase in cash and cash equivalents	32,728	4,958
Cash and cash equivalents, beginning of period	40,607	33,006

Cash and cash equivalents, end of period	$73,335	$37,964

Supplemental disclosure of cash flow information
Interest paid	$8	$—
Income taxes paid, net of refunds	$533	$212

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

Basis of Consolidation and Presentation

        The financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial statements for interim periods in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

1. Description of Business (Continued)

to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 ("2011 Form 10-K"). The Company's accounting policies are described in the "Notes to Consolidated Financial Statements" in the 2011 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Recent Events

        The Company generated net income of $20.9 million during the three months ended March 31, 2012 and had an accumulated deficit of $113.8 million at March 31, 2012. The Company currently relies on Ben Venue Laboratories ("BVL") as its sole source manufacturer for DEFINITY and Neurolite and as the primary manufacturer for the Cardiolite product supply. In July 2010, BVL temporarily shutdown the facility where it manufactures products for a number of customers, including the Company, in order to upgrade the facility to meet certain regulatory requirements. In anticipation of this shutdown, BVL manufactured for the Company additional inventory of these products to meet the Company's expected needs during the shutdown period which was initially anticipated to end in March 2011. As the shutdown and re-inspection periods have been longer than anticipated by either BVL or the Company, the Company could not meet all of the demand for certain products during the second half of 2011 and the first quarter of 2012, resulting in an overall revenue decline in comparison to the prior periods. The continued delay of BVL in resuming full production of the Company's products represents a supply uncertainty to the Company's business, and the Company can give no assurance as to when BVL will be able to successfully manufacture and distribute the products. The inventory of DEFINITY, Cardiolite and Neurolite previously supplied to us by BVL has now been exhausted. The Company has expedited a number of technology transfer programs to secure and qualify production of its BVL-manufactured products to alternate contract manufacturer sites. Currently, the Company is utilizing an alternate manufacturer for Cardiolite and has entered into separate manufacturing and supply agreements with Jubilant HollisterStier ("JHS") for the manufacture of each of DEFINITY, Cardiolite and Neurolite. The Company is also pursuing new manufacturing relationships to establish and secure additional long-term or alternative suppliers of Cardiolite, Neurolite and DEFINITY but is uncertain of the timing as to when the new arrangements with JHS and any other supply arrangements would provide meaningful quantities of products to the Company. During the first quarter of 2012, the Company implemented a reduction in force and other cost cutting measures in conjunction with business pressures resulting from the continuing BVL outage. Also during the first quarter of 2012, the Company received $30.0 million from BVL to compensate the Company for its business losses, and BVL and LMI terminated their original manufacturing agreement and entered into (i) a Settlement and Mutual Release Agreement (the "Settlement Agreement"), (ii) a Transition Services Agreement (the "Transition Services Agreement"), and (iii) a Manufacturing and Service Contract (the "Manufacturing and Service Contract").

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

1. Description of Business (Continued)

  •
  In the Settlement Agreement, LMI and BVL agreed to a broad mutual waiver and release for all matters that occurred prior to the date of the Settlement Agreement, a covenant not to sue and a payment in the amount of $30.0 million from BVL to compensate LMI for business losses.

  •
  Under the Transition Services Agreement, BVL agreed to manufacture for LMI an initial supply of DEFINITY, Cardiolite, Neurolite and certain TechneLite accessories, and agreed to make weekly payments to LMI, up to an aggregate of $5.0 million as further compensation for business losses until an agreed-upon supply of LMI's products has been restored.

  •
  Under the Manufacturing and Service Contract, BVL agreed to manufacture for LMI certain amounts of DEFINITY, Cardiolite, Neurolite and certain TechneLite accessories following the initial supply provided under the Transition Services Agreement. The agreement expires on December 31, 2013.

        The $30.0 million received upon termination of the Company's original manufacturing agreement and the weekly payments for additional delays under the Transition Services Agreement are compensation to the Company for business losses associated with the lack of product supply. As the Company has no remaining obligations associated with the original manufacturing agreement and the price to be paid upon delivery of product under the Transition Services Agreement and Manufacturing and Service Contract are at prices the Company believes are at market prices, the Company has recognized the proceeds as gains within the Company's results of operations. These payments are included within operating income as proceeds from manufacturer. The net proceeds totaled $29.9 million in the condensed consolidated statement of comprehensive income for the quarter ended March 31, 2012.

        If BVL is not able to provide the Company adequate product supply for a further prolonged period of time, or the Company is not successful with its JHS technology transfer programs in 2012 and cannot obtain adequate supply from JHS, the Company will need to implement additional expense reductions, such as a delay of discretionary spending, and other operating and strategic initiatives.

Use of Estimates

        The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates reflected in the Company's condensed consolidated financial statements include certain judgments regarding revenue recognition, goodwill and intangible asset valuation, inventory valuation, asset retirement obligations, income tax liabilities, deferred tax assets and liabilities, accrued expenses and stock- based compensation. Actual results could materially differ from those estimates or assumptions.

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

3. Fair Value of Financial Instruments

        The tables below present information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

(in thousands)	Total fair value at March 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$6,254	$6,254	$—	$—
Certificate of deposit—restricted	327	—	327	—

	$6,581	$6,254	$327	$—

(in thousands)	Total fair value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$6,024	$6,024	$—	$—

	$6,024	$6,024	$—	$—

        In the first quarter of 2012, the Company invested $0.2 million in a certificate of deposit, and, as a result, the Company's use of such cash is restricted. As a result, this investment is classified in other current assets on the condensed consolidated balance sheet. The remaining $0.1 million in the line item "Certificate of deposits—restricted" represents a certificate of deposit that is collateral for a long-term lease.

        At March 31, 2012, the Company had total cash and cash equivalents of $73.3 million, which included approximately $6.3 million of money market accounts and $67.0 million of cash on-hand. At December 31, 2011, the Company had total cash and cash equivalents of $40.6 million, which included approximately $6.0 million of money market accounts and $34.6 million of cash on-hand.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

3. Fair Value of Financial Instruments (Continued)

        The estimated fair values of the Company's financial instruments, including its cash and cash equivalents, receivables, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The estimated fair value of the debt at March 31, 2012, based on Level 2 inputs of recent market activity available to the Company, was $359.5 million compared to the face value of $400.0 million, and at December 31, 2011 the estimated fair value of the debt was $320.0 million compared to the face value of $400.0 million.

4. Income Taxes

        The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year in addition to discrete events which impact the interim period. The Company's effective tax rate differs from the U.S. statutory rate principally due to the rate impact of uncertain tax positions, recording of certain discrete tax items, valuation allowance changes and state taxes. For the three months ended March 31, 2012, the Company decreased its valuation allowance by $(6.8) million relating to taxable income earned in the period. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. The Company's tax provision was $2.2 million for the three months ended March 31, 2012 on pre-tax income of $23.1 million compared to $5.2 million for the three months ended March 31, 2011 on pre-tax income of $11.6 million.

        The Company has a tax indemnification agreement with Bristol-Myers Squibb Company ("BMS") related to certain tax obligations arising prior to the acquisition of the Company, for which the Company has the primary legal obligation. The tax indemnification receivable is recognized within other long-term assets. The changes in the tax indemnification asset are recognized within other income, net in the statement of comprehensive income. In accordance with the Company's accounting policy, the change in the tax liability and penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within the tax provision. Accordingly, as these reserves change, adjustments are included in the tax provision while the offsetting adjustment is included in other income. Effective December 31, 2011, the Company has a valuation allowance against all of its domestic net deferred tax assets. Assuming that the receivable from BMS continues to be considered recoverable by the Company, there is no net effect on earnings related to these liabilities and no net cash outflows.

5. Inventory

        The Company includes within current assets the amount of inventory that is estimated to be utilized within twelve months. Inventory that will be utilized after twelve months is classified within other long-term assets.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

5. Inventory (Continued)

        Inventory, classified in inventory or other long-term assets, consisted of the following:

(in thousands)	March 31, 2012	December 31, 2011
Raw materials	$7,546	$7,755
Work in process	608	2,615
Finished goods	3,971	4,395

Inventory	12,125	14,765
Other long-term assets	11,455	11,249

Total	$23,580	$26,014

        At March 31, 2012, inventories reported as other long-term assets included $11.2 million of raw materials and $0.3 million of finished goods. At December 31, 2011, inventories reported as other long-term assets included $10.7 million of raw materials and $0.5 million of finished goods.

        The Company's Ablavar product was commercially launched in January 2010 and the Company is continuing the process of educating radiologists on optimizing the use of the product within their patient populations. The revenues for this product through March 31, 2012 have not been significant. At March 31, 2012 and December 31, 2011, the balances of inventory on-hand reflected approximately $12.6 million and $12.2 million, respectively, of finished products, work-in-process and raw materials related to Ablavar. At March 31, 2012 and December 31, 2011, approximately $11.5 million and $11.2 million, respectively, of Ablavar inventory was included in long-term assets. LMI has an agreement with a supplier to provide Active Pharmaceutical Ingredient ("API") and finished products for Ablavar under which LMI is required to purchase future minimum quantities. At March 31, 2012, the remaining purchase commitment under the agreement was approximately $11.1 million. The Company records the inventory when it takes delivery, at which time the Company assumes title and risk of loss.

6. Property, Plant and Equipment, net

        Property, plant and equipment consisted of the following:

(in thousands)	March 31, 2012	December 31, 2011
Land	$22,450	$22,450
Buildings	64,053	64,029
Machinery, equipment and fixtures	64,136	65,648
Construction in progress	4,658	4,383
Accumulated depreciation	(44,425)	(44,058)

Property, plant and equipment, net	$110,872	$112,452

        For the three months ended March 31, 2012, depreciation expense related to property, plant and equipment was $2.4 million compared to $3.0 million for the three months ended March 31, 2011.

        Included within property, plant and equipment are spare parts of approximately $2.8 million as of both March 31, 2012 and December 31, 2011. Spare parts include replacement parts relating to plant

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

6. Property, Plant and Equipment, net (Continued)

and equipment and are either recognized as an expense when consumed or re-classified and capitalized as part of the related plant and equipment and depreciated over a time period not exceeding the useful life of the related asset. In addition, the Company had included $0.4 million and $1.6 million in accounts payable related to its property, plant and equipment at March 31, 2012 and December 31, 2011, respectively.

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

        The following is a reconciliation of the Company's asset retirement obligations for the three months ended March 31, 2012:

(in thousands)
Balance at January 1, 2012	$4,868
Capitalization	—
Accretion expense	139

Balance at March 31, 2012	$5,007

8. Intangibles, net

        Intangibles, net consisted of the following:

	March 31, 2012
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$15,520	$37,870	8 years	Straight-line
Customer relationships	113,981	77,000	36,981	19 years	Accelerated
Other patents	42,780	38,784	3,996	2 years	Straight-line

	$210,151	$131,304	$78,847

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

        For the three months ended March 31, 2012, the Company recorded amortization expense for its intangible assets of $4.1 million as compared to $5.5 million for the prior year comparative period.

        In the first quarter of 2012, the Company reviewed the estimated useful life of certain of its trademarks. As a result of utilizing the most recent forecasted data, the Company revised its estimate of the remaining useful life of one of its trademarks to five years. Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2012	$12,045
2013	14,470
2014	13,182
2015	11,505
2016	10,749
2017 and thereafter	16,896

$78,847

9. Accrued Expenses

        Accrued expenses are comprised of the following:

(in thousands)	March 31, 2012	December 31, 2011
Compensation and benefits	$5,128	$5,501
Accrued interest	14,635	4,886
Accrued professional fees	1,964	1,927
Research and development services	2,907	2,100
Freight, distribution and operations	4,587	3,416
Marketing expense	922	1,104
Accrued rebates, discounts and chargebacks	1,450	1,356
Other	603	659

	$32,196	$20,949

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

9. Accrued Expenses (Continued)

        As of March 31, 2012 and December 31, 2011, the Company had accrued a $5.6 million loss associated with the portion of the committed purchases of Ablavar product that the Company did not believe it would sell prior to expiry, of which $1.0 million was included in accrued expenses and $4.6 million was included in other long-term liabilities.

        On March 1, 2012, the Company took action to reduce its workforce in an effort to reduce costs and increase operating efficiency, which resulted in approximately $0.5 million charge to the statement of comprehensive income during the three month period ended March 31, 2012. The remaining balance in accrued expenses at March 31, 2012 associated with this action was approximately $0.4 million.

        On June 30, 2011, the Company also implemented a reduction in workforce, which resulted in a $1.6 million charge to the statement of comprehensive income during three month period ended June 30, 2011. The remaining balance in accrued expenses at December 31, 2011 associated with this action was approximately $37,000.

10. Financing Arrangements

Notes

        On March 21, 2011, LMI issued $150.0 million of 9.750% Senior Notes due 2017. The new notes were issued at a price of 101.50% and were issued as additional debt securities under the Indenture pursuant to which LMI previously issued $250.0 million in aggregate principal amount of 9.750% Senior Notes due 2017. The new notes and the existing 9.750% Senior Notes due 2017 (collectively, the "Notes") vote as one class under the Indenture. As a result, LMI has $400.0 million in aggregate principal amount of Notes outstanding. The Notes bear interest at a rate of 9.750% per year, payable on May 15 and November 15 of each year, beginning May 15, 2011 with respect to the new notes. Interest on the new notes accrues from November 15, 2010. The Notes mature on May 15, 2017.

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

Revolving Line of Credit

        In connection with the issuance of the additional Notes on March 21, 2011, certain covenants and interest rates under LMI's existing $42.5 million revolving facility (the "Facility") were modified as described below. The other terms of the Facility were unchanged, including LMI's ability to request the lenders to increase the Facility by an additional amount of up to $15.0 million at the discretion of the Lenders. Interest on the Facility will be at either LIBOR plus 3.75% or the Reference Rate (as defined in the Facility) plus 2.75%. The Facility expires on May 10, 2014, at which time all outstanding borrowings are due and payable.

        At March 31, 2012 and December 31, 2011, there was no outstanding balance under the Facility and the aggregate borrowing capacity was $38.1 million and $42.5 million, respectively. The availability under the Facility decreased in the quarter ended March 31, 2012 due to the Company entering in to an unfunded Standby Letter of Credit of $4.4 million, which expires February 2, 2013. On April 11, 2012, this unfunded Standby Letter of Credit was increased to $8.8 million.

Covenants

        The Notes and the Facility contain affirmative and negative covenants, as well as restrictions on the ability of Lantheus Intermediate (in the case of the Facility), LMI and LMI's subsidiaries (in the case of the Notes and the Facility), to: (i) incur additional indebtedness or issue preferred stock; (ii) repay subordinated indebtedness prior to its stated maturity; (iii) pay dividends on, repurchase or make distributions in respect of its capital stock or make other restricted payments; (iv) make certain investments; (v) sell certain assets; (vi) create liens; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company's assets; and (viii) enter into certain transactions with the Company's affiliates. The Notes contain customary events of default provisions, including payment default and cross-acceleration for non-payment of any outstanding indebtedness, where such indebtedness exceeds $10.0 million. The Facility also contains customary default provisions and the Company is required to comply with financial covenants in the Facility including a total leverage ratio and interest coverage ratio, beginning with the quarter ended September 30, 2010, as well as limitations

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

10. Financing Arrangements (Continued)

on the amount of capital expenditures. The financial ratios are driven by the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the Facility ("Facility EBITDA"). The total leverage ratio is considered by the Company to be the financial covenant that is currently the most restrictive. The financial covenants, as amended, are displayed in the table below:

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

        As of March 31, 2012 and the date hereof, other than the unfunded standby letter of credit in the amount of $4.4 million (increased to $8.8 million as of April 11, 2012), there were no amounts outstanding under the Facility.

Financing Costs

        LMI incurred and capitalized approximately $15.6 million in direct financing fees including $5.2 million associated with the additional Notes issued in March 2011, consisting primarily of underwriting fees and expenses, consent solicitation fee, legal fees, accounting fees and printing costs in connection with the issuance of the Notes and the Facility. Deferred financing costs are being amortized over the life of the Notes and the Facility, as appropriate, using the effective interest method and are included in interest expense in the accompanying condensed consolidated statements of comprehensive income.

        On January 26, 2012, LMI executed an amendment to the Facility which changed the financial covenant ratios as noted in the above table. LMI incurred approximately $0.2 million in fees associated with this amendment, which is being amortized over the remaining life of the Facility using the straight-line method and is included in interest expense in the accompanying condensed consolidated statements of comprehensive income.

11. Stock-Based Compensation

        The Company's employees are eligible to receive awards from Holdings' 2008 Equity Incentive Plan (the "2008 Plan"). The 2008 Plan is administered by the Holdings Board of Directors. The 2008 Plan permits the granting of nonqualified stock options, stock appreciation rights (or SARs), restricted stock and restricted stock units to employees, officers, directors and consultants of Holdings or any subsidiary of Holdings (including Intermediate and LMI). The maximum number of shares that may be issued pursuant to awards under the 2008 Plan at March 31, 2012 is 4,995,450. Option awards are granted with an exercise price equal to the fair value of Holdings' stock at the date of grant, as

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

11. Stock-Based Compensation (Continued)

determined by the Board of Directors of Holdings. Time based option awards vest based on time, either four or five years, and performance based option awards vest based on the performance criteria specified in the grant. All option awards have a ten year contractual term. The Company recognizes compensation costs for its time based awards on a straight-line basis equal to the vesting period. The compensation cost for performance based awards is recognized on a graded vesting basis, based on the probability of achieving the performance targets over the requisite service period for the entire award. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historic volatility of a selected peer group. Expected dividends represent the dividends expected to be issued at the date of grant. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate assumption is the seven-year U.S. Treasury rate at the date of the grant which most closely resembles the expected life of the options.

        The Company uses the following Black-Scholes inputs to determine the fair value of new stock option grants.

	Three Months Ended March 31,
	2012	2011
Expected volatility	41%	33%
Expected dividends	—	—
Expected term (in years)	6.5	6.5
Risk-free interest rate	1.4%	2.9%

        A summary of option activity for 2012 is presented below:

	Time Based	Performance Based	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,287,600	1,307,538	3,595,138	$2.90	6.4	$22,787,000
Options granted	7,500	7,500	15,000	9.28
Options cancelled	9,000	5,790	14,790	2.00
Options exercised	—	—	—	—
Options forfeited or expired	15,450	11,650	27,100	6.08

Outstanding at March 31, 2012	2,270,650	1,297,598	3,568,248	2.91	6.0	$19,515,000

Vested and expected to vest at March 31, 2012	2,258,277	940,547	3,198,824	2.89	6.0	$17,542,000

Exercisable at March 31, 2012	1,749,600	832,547	2,582,147	$2.24	5.9	$15,461,000

        The weighted average grant-date fair value of options granted during the three months ended March 31, 2012 was $3.99 as compared to $4.01 for the three months ended March 31, 2011. There were 15,000 options granted during the three months ended March 31, 2012. There were no options exercised during the three months ended March 31, 2012 and 2011. During the three months ended March 31, 2012, 499,939 options vested, with an aggregate fair value of approximately $0.8 million.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

11. Stock-Based Compensation (Continued)

During the three months ended March 31, 2011, 266,258 options vested, with an aggregate fair value of approximately $0.3 million. Stock-based compensation expense (credit) for both time based and performance based awards was recognized in the condensed consolidated statements of comprehensive income as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Cost of goods sold	$17	$16
General and administrative	471	128
Sales and marketing	47	(957)
Research and development	39	67

Total stock-based compensation expense	$574	$(746)

        Stock-based compensation expense recognized in the condensed consolidated statement of comprehensive income for the three months ended March 31, 2012 and 2011 was based on awards ultimately expected to vest as well as any changes in the probability of achieving certain performance features as required. In the first quarter of 2012, the Company recognized approximately $0.4 million of stock-based compensation expense associated with the modification of two option agreements. The modifications of both awards affected the vesting ability of the awards, allowing vesting to continue beyond the last day of employment, so long as the option holder continues to provide service as a consultant to the Company.

        The Company used the following Black-Scholes inputs to determine the fair value of stock options that were modified during the quarter ended March 31, 2012. There were no stock option modifications during the quarter ended March 31, 2011.

Expected volatility	30 - 36%
Expected dividends	—
Expected term (in years)	0.3 - 3.5
Risk-free interest rate	0.3 - 0.8%

        As part of the 2008 Plan, the Company has the right to call options upon notice of exercise and to settle the exercise in cash in lieu of issuing shares. As a result of this right, upon termination of service, stock-based awards are reclassified to liability based awards until the period of probable exercise has lapsed. As of March 31, 2012, the Company had recorded a liability and stock-based compensation expense of approximately $97,000 representing 13,343 options relating to stock-based liabilities that could be settled in part or in whole, in cash in the following period. The Company did not have any awards classified as liabilities as of March 30, 2011. There were no stock-based liability awards paid out in the first three months of 2012 or 2011. The Company recorded a benefit of approximately $1.0 million in the three month period ended March 30, 2011 related to liability awards which expired during the period.

        The Company did not recognize an income tax benefit for the three months ended March 31, 2012 or March 31, 2011 associated with option awards. As of March 31, 2012, there were approximately $1.4 million of total unrecognized compensation costs related to non-vested stock options granted under the

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

11. Stock-Based Compensation (Continued)

2008 Plan. These costs are expected to be recognized over a weighted-average remaining period of 0.9 years. In addition, performance based awards contain certain contingent features, such as change in control provisions, which allow for the vesting of awards which did not previously meet performance criteria. As of March 31, 2012, there was approximately $1.3 million of unrecognized compensation expense relating to these features, which could be recognized through 2018 or longer.

12. Other Income, net

        Other income, net consisted of the following:

	Three Months Ended March 31,
(in thousands)	2012	2011
Foreign currency (losses) gains	$(157)	$89
Tax indemnification income	415	380
Other income	47	29

Total other income, net	$305	$498

13. Legal Proceedings

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

14. Segment Information

        The Company reports two operating segments, U.S. and International, based on geographic customer base. The results of these operating segments are regularly reviewed by the chief operating decision maker, the President and Chief Executive Officer. The Company's segments derive revenues through the manufacturing, marketing, selling and distribution of medical imaging products, focused primarily on cardiovascular diagnostic imaging. The U.S. segment comprised 73.8% and 76.3% of consolidated revenues for the three months ended March 31, 2012 and 2011, respectively, and 87.3% and 85.5% of consolidated assets at March 31, 2012 and December 31, 2011, respectively. All goodwill has been allocated to the U.S. operating segment.

        Selected information for each business segment are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues
U.S.	$68,338	$80,625
International	22,371	23,243

Total revenue, including inter-segment	90,709	103,868
Less inter-segment revenue	(5,358)	(5,749)

	$85,351	$98,119

Revenues from external customers
U.S.	$62,980	$74,876
International	22,371	23,243

	$85,351	$98,119

Operating income
U.S.	$27,872	$13,055
International	4,998	3,607

Total operating income, including inter-segment income	32,870	16,662
Inter-segment operating income	306	1,374

	$33,176	$18,036

	March 31, 2012	December 31, 2011
Assets
U.S.	$342,667	$306,615
International	49,722	52,189

	$392,389	$358,804

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

14. Segment Information (Continued)

	March 31, 2012	December 31, 2011
Long-lived Assets
U.S.	$192,292	$197,565
International	16,347	16,932

	$208,639	$214,497

15. Guarantor Financial Information

        The Notes are guaranteed by Lantheus Intermediate and Lantheus MI Real Estate, LLC, one of Lantheus Intermediate's consolidated subsidiaries (the "Guarantor Subsidiary"). The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheet information as of March 31, 2012 and December 31, 2011, comprehensive (loss) income information for the three months ended March 31, 2012 and 2011 and cash flow information for the three months ended March 31, 2012 and 2011 for Lantheus Intermediate, LMI, the Guarantor Subsidiary and Lantheus Intermediate's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of Lantheus Intermediate in LMI and Lantheus Intermediate's investment in the Guarantor Subsidiary and Non-Guarantor Subsidiaries using the equity method of accounting.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Consolidating Balance Sheet Information

March 31, 2012

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$55,159	$—	$18,176	$—	$73,335
Accounts receivable, net	—	34,787	—	11,694	—	46,481
Intercompany accounts receivable	—	2,503	—	—	(2,503)	—
Inventory	—	9,325	—	2,800	—	12,125
Deferred tax assets	—	—	—	124	—	124
Other current assets	—	4,775	—	360	—	5,135

Total current assets	—	106,549	—	33,154	(2,503)	137,200
Property, plant and equipment, net	—	79,013	23,255	8,604	—	110,872
Capitalized software development costs	—	3,200	—	6	—	3,206
Goodwill	—	15,714	—	—	—	15,714
Intangibles, net	—	71,111	—	7,736	—	78,847
Deferred financing costs	—	12,808	—	—	—	12,808
Investment in subsidiaries	(110,962)	63,140	—	—	47,822	—
Due from parent	—	1,242	—	—	—	1,242
Other long-term assets	—	32,280	—	220	—	32,500

Total assets	$(110,962)	$385,057	$23,255	$49,720	$45,319	$392,389

Liabilities and (deficit) equity:
Note payable	$—	$1,073	$—	$—	$—	$1,073
Accounts payable	—	14,553	—	2,726	—	17,279
Intercompany accounts payable	—	—	—	2,503	(2,503)	—
Accrued expenses	—	29,322	—	2,874	—	32,196
Deferred revenue	—	5,614	—	210	—	5,824
Income tax payable	—	2,522	—	114	—	2,636

Total current liabilities	—	53,084	—	8,427	(2,503)	59,008
Asset retirement obligation	—	4,871	—	136	—	5,007
Long-term debt, net of current portion	—	398,678	—	—	—	398,678
Deferred tax liability	—	—	—	1,017	—	1,017
Other long-term liabilities	—	39,386	—	255	—	39,641

Total liabilities	—	496,019	—	9,835	(2,503)	503,351
(Deficit) equity	(110,962)	(110,962)	23,255	39,885	47,822	(110,962)

Total liabilities and (deficit) equity	$(110,962)	$385,057	$23,255	$49,720	$45,319	$392,389

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2012

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$71,049	$—	$16,940	$(5,358)	$82,631
License and other revenues	—	2,720	—	—	—	2,720

Total revenues	—	73,769	—	16,940	(5,358)	85,351
Cost of goods sold	—	42,960	—	14,933	(5,358)	52,535

Gross profit	—	30,809	—	2,007	—	32,816
Operating expenses
General and administrative expenses	—	8,545	20	634	—	9,199
Sales and marketing expenses	—	9,013	—	980	—	9,993
Research and development expenses	—	10,319	—	43	—	10,362
Proceeds from manufacturer	—	(29,914)	—	—	—	(29,914)

Operating income (loss)	—	32,846	(20)	350	—	33,176
Interest expense, net	—	(10,447)	—	101	—	(10,346)
Other income, net	—	263	—	42	—	305
Equity in earnings (losses) of affiliates	20,898	220	—	—	(21,118)	—

Income (loss) before income taxes	20,898	22,882	(20)	493	(21,118)	23,135
Provision (benefit) for income taxes	—	1,984	(7)	260	—	2,237

Net income (loss)	20,898	20,898	(13)	233	(21,118)	20,898

Foreign currency translation, net of taxes	—	200	—	667	—	667

Total comprehensive (loss) income	$20,898	$21,098	$(13)	$900	$(21,118)	$21,765

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2011

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$81,696	$—	$20,009	$(5,749)	$95,956
License and other revenues	—	2,163	—	—	—	2,163

Total revenues	—	83,859	—	20,009	(5,749)	98,119
Cost of goods sold	—	41,066	—	16,734	(5,749)	52,051

Gross profit	—	42,793	—	3,275	—	46,068
Operating expenses
General and administrative expenses	—	7,416	20	696	—	8,132
Sales and marketing expenses	—	8,338	—	1,057	—	9,395
Research and development expenses	—	10,393	—	112	—	10,505

Operating income (loss)	—	16,646	(20)	1,410	—	18,036
Interest expense, net	—	(7,006)	—	69	—	(6,937)
Other income, net	—	415	—	83	—	498
Equity in earnings (losses) of affiliates	6,347	1,283	—	—	(7,630)	—

Income (loss) before income taxes	6,347	11,338	(20)	1,562	(7,630)	11,597
Provision (benefit) for income taxes	—	(4,991)	7	(266)	—	(5,250)

Net income (loss)	6,347	6,347	(13)	1,296	(7,630)	6,347

Foreign currency translation, net of taxes	—	—	—	395	—	395

Total comprehensive (loss) income	$6,347	$6,347	$(13)	$1,691	$(7,630)	$6,742

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information

Three Months Ended March 31, 2012

	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$—	$32,846	$—	$2,358	$—	$35,204

Cash flows from investing activities
Purchase of certificate of deposit	—	(225)	—	—	—	(225)
Capital expenditures	—	(2,004)	—	(40)	—	(2,044)
Proceeds from dividend	—	4,723	—	—	(4,723)	—

Cash provided by (used in) investing activities	—	2,494	—	(40)	(4,723)	(2,269)

Cash flows from financing activities
Payments on note payable	—	(457)	—	—	—	(457)
Debt issuance costs	—	(198)	—	—	—	(198)
Payment of dividend	—	—	—	(4,723)	4,723	—

Cash provided by (used in) financing activities	—	(655)	—	(4,723)	4,723	(655)

Effect of foreign exchange rate on cash	—	—	—	448	—	448

Increase (decrease) in cash and cash equivalents	—	34,685	—	(1,957)	—	32,728
Cash and cash equivalents, beginning of period	—	20,474	—	20,133	—	40,607

Cash and cash equivalents, end of period	$—	$55,159	$—	$18,176	$—	$73,335

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information

Three Months Ended March 31, 2011

	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by (used in) operating activities	$600	$11,454	$—	$2,787	$(600)	$14,241

Cash flows from investing activities
Capital expenditures	—	(3,987)	—	(32)	—	(4,019)
Proceeds from dividend	149,400	—	—	—	(149,400)	—

Cash provided by (used in) investing activities	149,400	(3,987)	—	(32)	(149,400)	(4,019)

Cash flows from financing activities
Proceeds from issuance of debt	—	152,250	—	—	—	152,250
Consent solicitation fee	—	(3,750)	—	—	—	(3,750)
Debt issuance costs	—	(4,211)	—	—	—	(4,211)
Payment of dividend to parent	(150,000)	(150,000)	—	—	150,000	(150,000)

Cash provided by (used in) financing activities	(150,000)	(5,711)	—	—	150,000	(5,711)

Effect of foreign exchange rate on cash	—	—	—	447	—	447

Increase in cash and cash equivalents	—	1,756	—	3,202	—	4,958
Cash and cash equivalents, beginning of period	—	19,079	—	13,927	—	33,006

Cash and cash equivalents, end of period	$—	$20,835	$—	$17,129	$—	$37,964

16. Subsequent Events

        On April 11, 2012, LMI entered in to a revised unfunded Standby Letter of Credit, which increased the existing $4.4 million to $8.8 million and decreased the net borrowing capacity on the Facility to $33.7 million.

        On May 3, 2012, LMI entered into separate Manufacturing and Supply Agreements with JHS for the manufacture of Cardiolite and Neurolite, each with an initial five-year term with automatic renewals for additional one-year periods thereafter. Each agreement allows for termination upon the occurrence of specified events, including material breach or bankruptcy by either party. Each agreement requires LMI to place orders for a minimum percentage of its Cardiolite or Neurolite requirements during such term.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

        Some of the statements contained in this quarterly report are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, including, in particular, statements about our plans, strategies, prospects and industry estimates. These statements identify prospective information and include words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "should," "predicts," "hopes" and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our liquidity, including our belief that our existing cash, cash equivalents and anticipated revenues are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months; (ii) our outlook and expectations including, without limitation, in connection with continued market expansion and penetration for our commercial products, including DEFINITY, Ablavar and TechneLite; (iii) expected new product launch dates and market exclusivity periods; (iv) outlook and expectations related to supply challenges following the Ben Venue Laboratories, Inc., or BVL, shutdown; and (v) supply availability from new manufacturers. The foregoing is not an exclusive list of all forward-looking statements we make. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this annual report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

  •
  our dependence upon third parties for the manufacture and supply of a substantial portion of our non-radioactive products, including our current dependence on BVL, as the sole source manufacturer for DEFINITY and Neurolite and as our primary manufacturer for Cardiolite products;

  •
  risks associated with BVL's manufacturing of our products and the regulatory requirements related thereto;

  •
  risks associated with the technology transfer programs to secure production of our BVL-manufactured products from alternate contract manufacturer sites;

  •
  our dependence on a limited number of third-party suppliers and the instability of global molybdenum-99 (or Moly) supply;

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

  •
  costs and other risks associated with the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

  •
  risks related to our outstanding indebtedness and our ability to satisfy such obligations, including in the event BVL is unable to provide us adequate product supply.

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

        Our current marketed products are used by nuclear physicians, cardiologists, radiologists, internal medicine physicians, technologists and sonographers working in a variety of clinical settings. We sell our products to radiopharmacies, hospitals, clinics, group practices, integrated delivery networks, group purchasing organizations and, in certain circumstances, wholesalers. In addition to our marketed products, we have three products in clinical and pre-clinical development including our lead Phase 3 product, flurpiridaz F 18, a myocardial perfusion imaging agent, or MPI agent, 18F LMI1195, a cardiac neuronal imaging agent, and BMS 753951, for the identification of vascular plaque. We expect ongoing investment in our clinical programs and research and development to remain an important component of our business strategy.

        We market our products globally and have operations in the United States, Puerto Rico, Canada and Australia and distribution relationships in Europe, Asia Pacific and Latin America.

Our Products

        Our principal products include DEFINITY, an ultrasound contrast agent, Cardiolite, a myocardial perfusion imaging agent, and TechneLite, a generator used to provide the radioisotope to radiolabel Cardiolite and other radiopharmaceuticals. We launched DEFINITY in 2001 and it is currently patent protected in the United States until 2021 and in numerous foreign jurisdictions with protection until 2019. Cardiolite was approved by the FDA in 1990 and its market exclusivity expired in July 2008.

        In the United States, our nuclear imaging products, including Cardiolite and TechneLite, are primarily distributed through over 350 radiopharmacies that are controlled by or associated with Cardinal, UPPI, Triad Isotopes, Inc., or Triad, and GE Healthcare. A small portion of our sales in the United States of nuclear imaging products are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical capabilities. Sales of our contrast agents, including DEFINITY, are made through our direct sales force of approximately 85 people in the United States. Outside the United States, we own five radiopharmacies in Canada and two radiopharmacies in each of Puerto Rico and Australia. We also maintain a direct sales force in each of these countries. In the rest of the world, we rely on third-party distributors to market, distribute and sell our nuclear imaging and contrast agent products, either on a country-by-country basis or on a multi-country regional basis.

        The following table sets forth our revenue derived from our principal products:

	Three Months Ended March 31,
(dollars in thousands)	2012	%	2011	%
Cardiolite	$8,991	11	$22,707	23
TechneLite	31,372	37	35,944	37
DEFINITY	20,169	24	16,161	16
Other	24,819	28	23,307	24

Total revenues	$85,351	100	$98,119	100

Key Factors Affecting Our Results

        Our business and financial performance have been, and continue to be, affected by the following:

Inventory Supply

        We currently rely on BVL for sole source manufacturing of DEFINITY and Neurolite. We also rely on BVL as our primary manufacturer of our Cardiolite product supply. In July 2010, BVL implemented a planned shutdown of the facility where it manufactures products for a number of customers, including us, in order to upgrade the facility to meet certain regulatory requirements. In anticipation of this shutdown, BVL manufactured for us additional inventory of these products to meet our expected needs during the shutdown period which was anticipated to end in March 2011. As the shutdown and re-inspection periods have been longer than anticipated by either BVL or ourselves, we could not meet all of the demand for certain products during the second half of 2011 and the first quarter of 2012, resulting in an overall revenue decline compared to the prior periods. We can give no assurance as to when BVL will be able to successfully manufacture and distribute products to us. The inventory of DEFINITY, Cardiolite and Neurolite previously supplied to us by BVL has now been exhausted, which will negatively impact our second quarter financial results. We have expedited a number of technology transfer programs to secure and qualify production of our BVL-manufactured products to alternate contract manufacturing sites. Currently, we are utilizing an alternate manufacturer for Cardiolite and have entered into separate manufacturing and supply agreements with JHS for the manufacture of each of DEFINITY, Cardiolite and Neurolite. We are also pursuing new manufacturing relationships to establish and secure additional long-term or alternative suppliers of Cardiolite, Neurolite and DEFINITY, but we are uncertain of the timing as to when the new arrangements with JHS and any other supply arrangement would provide meaningful quantities of product to us. If BVL is not able to provide us adequate product supply for a further prolonged period of time and we are not able to obtain adequate amounts of such products from alternate suppliers (including DEFINITY, Cardiolite and Neurolite from JHS), our financial results will be negatively impacted and we will need to implement additional expense reduction such as further delays of discretionary spending and other operating and strategic initiatives such as entering into potential partnering arrangements.

Global Moly Supply

        Historically, our largest supplier of Moly, our highest volume raw material, has been Nordion, which has relied on the NRU reactor in Chalk River, Ontario. This reactor was off-line from May 2009 until August 2010 due to a heavy water leak in the reactor vessel. As part of the conditions for the recent relicensing of the NRU reactor from 2011 to 2016, the Canadian government has asked Atomic Energy of Canada Limited, or AECL, to shut down the reactor for at least four weeks at least once a year for inspection and maintenance. The scheduled 2012 shutdown period is currently running from mid-April 2012 until mid-May 2012 and we believe that we will be able to source substantially all of our customer demand for Moly during this period from our other suppliers.

        During the 2009-10 period when the NRU reactor was off-line, instability in the global supply of Moly and supply shortages resulted in substantial volatility in the cost of Moly in comparison to historical costs. We were able to pass some of these Moly cost increases on to our customers through our customer contracts. Additionally, the instability in the global supply of Moly during such period resulted in Moly producers requiring, in exchange for fixed Moly prices, supply minimums in the form of take-or-pay obligations. With less Moly, we manufactured fewer TechneLite generators for radiopharmacies and hospitals to make up unit doses of Cardiolite, resulting in decreased sales of TechneLite and Cardiolite in favor of other diagnostic modalities that did not use Moly during the 2009-10 period when the NRU reactor was off-line.

Growth of DEFINITY

        We believe the market opportunity for our contrast agent, DEFINITY, remains quite significant. As we better educate the physician and healthcare provider community about the benefits and risks of this product, we believe we will experience further penetration of suboptimal echocardiograms. Sales of DEFINITY have continually increased quarter over quarter since June 2008, when we were able to modify the boxed warning on DEFINITY. Unit sales of DEFINITY had decreased substantially in late 2007 and early 2008 as a result of an FDA request in October 2007 that all manufacturers of ultrasound contrast agents add a boxed warning to their products to notify physicians and patients about potentially serious safety concerns or risks posed by the products. However, in May 2008, the boxed warning was modified by the FDA in response to the substantial advocacy efforts of prescribing physicians. Since then, DEFINITY sales have continually increased quarter over quarter. In October 2011, we received FDA approval of further modifications to the DEFINITY label, including: further relaxing the boxed warning; eliminating the sentence in the Indication and Use section "The safety and efficacy of DEFINITY with exercise stress or pharmacologic stress testing have not been established" (previously added in October 2007 in connection with the imposition of the box warning); and including summary data from the post-approval CaRES (Contrast echocardiography Registry for Safety

Surveillance) safety registry and the post-approval pulmonary hypertension study. DEFINITY is currently the only echocardiography contrast agent able to benefit from these label modifications. However, as discussed above under "Inventory Supply", until we resume obtaining adequate supply of DEFINITY, the continued growth of our DEFINITY sales will be negatively impacted by the BVL manufacturing shutdown and our current lack of DEFINITY inventory.

Demand for TechneLite

        Following the global Moly supply challenge in 2009-10, we have experienced reduced demand for TechneLite generators from pre-shortage levels even though volume has increased in absolute terms from shortage levels following the return of our normal Moly supply in August 2010. Although, we do not know if Technetium demand will ever return to pre-shortage levels, we believe we will experience some increase in sales of TechneLite generators.

        We believe that TechneLite unit volume has not returned to pre-shortage levels for a number of reasons, including: (i) changing staffing and utilization practices in radiopharmacies, which have resulted in increased efficiencies in the preparation of unit doses of Technetium-based radiopharmaceuticals; (ii) shifts to alternative diagnostic imaging modalities during the 2009-10 Moly supply shortage, which have not returned to Technetium-based procedures; and (iii) decreased amounts of Technetium being used in unit-doses of Technetium-based radiopharmaceuticals due to increased concerns about patient radiation dose exposure. We also believe that there has been an overall decline in the MPI study market because of decreased levels of patient studies during the Moly shortage period that have not returned to pre-shortage levels and industry-wide cost-containment initiatives that have resulted in a transition of where imaging procedures are performed from free standing imaging centers to the hospital setting. We expect these factors will continue to affect Technetium demand in the future.

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

        In addition to pricing pressure due to generics, our Cardiolite products have also faced a share decline in the MPI segment due to a change in professional society appropriateness guidelines, on-going reimbursement pressures, the limited availability of Moly during the NRU reactor shutdown, the limited availability of Cardiolite products to us during BVL outage, and the increase in use of other diagnostic modalities as a result of a shift to more available imaging agents and modalities. With the continued pressure of generic competition, we believe our share of the MPI segment decreased from approximately one-half to approximately one-third, prior to the BVL-related supply challenges. During 2011, we saw our share of the MPI segment decline further to just over one-quarter. We believe these decreases were mitigated by continued brand awareness, loyalty to the agent within the cardiology community and our strong relationships with our distribution partners.

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

Results of Operations

        The following have impacted our results in the three months ended March 31, 2012:

  •
  limited supply of Neurolite and Cardiolite product inventory as a result of the BVL shutdown, and a higher cost of goods sold for Cardiolite because of more expensive sourcing from our current back-up manufacturer of Cardiolite;

  •
  DEFINITY's continued sales growth as a result of the product's relaunch in June 2008;

  •
  continued generic competition to Cardiolite;

  •
  limited Ablavar revenues to offset costs related to the launch and commercialization of the product;

  •
  underabsorption of manufacturing overhead due to BVL outage;

  •
  action taken on March 1, 2012 to reduce our workforce in an effort to reduce costs and increase operating efficiency; and

  •
  Receipt of $30.0 million from BVL to compensate us for business losses in exchange for a broad mutual waiver and release for all matters that occurred prior to March 20, 2012 and a covenant not to sue.

        For the remainder of 2012, until we are able to obtain renewed supply of DEFINITY from BVL or obtain adequate supply from JHS, our results of operations will be negatively impacted with our DEFINITY inventory supply currently exhausted. We believe this will be partially mitigated following the return of a sustained DEFINITY supply and the expected continuation of DEFINITY sales growth.

	For the Three Months Ended March 31,
(dollars in thousands)	2012	2011
Revenues
Net product revenues	$82,631	$95,956
License and other revenues	2,720	2,163

Total revenues	85,351	98,119
Cost of goods sold	52,535	52,051

Gross profit	32,816	46,068

Operating expenses
General and administrative expenses	9,199	8,132
Sales and marketing expenses	9,993	9,395
Research and development expenses	10,362	10,505
Proceeds from manufacturer	(29,914)	—

Total operating expenses	(360)	28,032

Operating income	33,176	18,036
Interest expense	(10,447)	(7,007)
Interest income	101	70
Other income, net	305	498

Income before income taxes	23,135	11,597
Provision for income taxes	2,237	5,250

Net income	$20,898	$6,347

Revenues

        Revenues are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
U.S.
Cardiolite	$3,980	$15,389
TechneLite	27,937	31,188
DEFINITY	19,765	15,881
Other currently marketed products	8,578	10,255

Total U.S. product revenues	60,260	72,713
License and other revenues	2,720	2,163

Total U.S. revenues	$62,980	$74,876

International
Cardiolite	$5,011	$7,318
TechneLite	3,436	4,756
DEFINITY	404	280
Other currently marketed products	13,520	10,889

Total International product revenues	$22,371	$23,243

Product revenues	$82,631	$95,956
License and other revenues	2,720	2,163

Total revenues	$85,351	$98,119

        Total revenues decreased $12.8 million, or 13%, to $85.4 million in the three months ended March 31, 2012 as compared to $98.1 million in the three months ended March 31, 2011. U.S. segment revenue decreased $11.9 million, or 16%, to $63.0 million in the same period, as compared to $74.9 million in the prior year. The decrease in revenue was primarily due to the BVL shutdown impacting our supply of Cardiolite and Neurolite. See "Key Factors Affecting Our Results—Inventory Supply." TechneLite sales decreased in the current period as compared to the same period in the prior year given lower volume. Offsetting these decreases were increases of DEFINITY, due to an increase in the number of contrast studies performed, and Xenon, as a result of price increases.

        The International segment revenues decreased $0.9 million, or 4%, to $22.4 million in the three months ended March 31, 2012 as compared to $23.2 million in the three months ended March 31, 2011. The International segment was affected by our Cardiolite and Neurolite product shortage resulting from the BVL shutdown in certain international markets and experienced lower sales of TechneLite in the first quarter of 2012 over the same period in 2011 due to lower volume. These decreases were partially offset by an increase in ligand revenue, an Active Pharmaceutical Ingredient ("API") for Neurolite.

Rebates, Discounts and Allowances

        Estimates for rebates, discounts and allowances represent our estimated obligations under contractual arrangements with third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction to product revenue and the establishment of a liability which is included in accrued expenses in the accompanying condensed consolidated balance sheets. These rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs for certain products, administration fees of group purchasing organizations and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third party's buying patterns and the resulting applicable contractual rebate or commission rate(s) to be earned over a contractual period.

        Revenue reserves are categorized as rebates or allowances. An analysis of the amount of, and change in, reserves is summarized as follows:

(dollars in thousands)	Rebates	Allowances	Total
Balance, as of January 1, 2011	$910	$101	$1,011
Current provisions relating to revenues in current year	3,672	474	4,146
Payments/credits relating to revenues in current year	(2,617)	(441)	(3,058)
Payments/credits and other adjustments relating to revenues in prior years	(609)	(101)	(710)

Balance, as of December 31, 2011	1,356	33	1,389
Current provisions relating to revenues in current year	898	79	977
Payments/credits relating to revenues in current year	(357)	(49)	(406)
Payments/credits and other adjustments relating to revenues in prior years	(447)	(35)	(482)

Balance, as of March 31, 2012	$1,450	$28	$1,478

        Sales rebates and other accruals were approximately $1.5 million and $1.4 million at March 31, 2012 and December 31, 2011, respectively. The increase in the accrual resulted principally from the full year impact in 2011 of the addition of contracts with rebate rights in the second half of 2010. In October 2010, we entered into a Medicaid Drug Rebate Agreement for certain of our products which did not have a material impact on our results of operations. If the demand for these products through the Medicaid program increases in the future, our rebates associated with this program could increase and could have a material impact on future results of operations.

Costs of Goods Sold

        Cost of goods sold consists of manufacturing, distribution, definite lived intangible asset amortization and other costs related to our commercial products. In addition, it includes the write off of excess and obsolete inventory.

        Cost of goods sold is summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
United States	$38,650	$38,156
International	13,885	13,895

Total Cost of Goods Sold	$52,535	$52,051

        Total cost of goods sold increased $0.5 million, or 1%, to $52.5 million in the three months ended March 31, 2012, as compared to $52.1 million in the three months ended March 31, 2011. U.S. segment cost of goods sold increased $0.5 million to $38.7 million in the same period, as compared to $38.1 million in the prior period. International segment cost of goods sold remained level at $13.9 million for the reporting periods.

        For the three months ended March 31, 2012 compared to the same period for 2011, the primary contributing factor to the increase in the U.S. segment was an increase in DEFINITY cost due to higher volumes and technology transfer costs. We also experienced an increase in Cardiolite cost due to higher material expense as we sourced material from an alternate higher cost manufacturer because of the BVL shutdown.

        These increases were partially offset by a decrease in TechneLite cost driven by lower volumes. We also incurred lower intangible amortization expense.

Gross Profit

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
United States	$24,330	$36,720
International	8,486	9,348

Total Gross Profit	$32,816	$46,068

        Total gross profit decreased $13.3 million, or 29%, to $32.8 million in the three months ended March 31, 2012, as compared to $46.1 million in the three months ended March 31, 2011. U.S. segment gross profit decreased $12.4 million, or 34%, to $24.3 million in the same period, as compared to $36.7 million in the prior period. International segment gross profit decreased $0.9 million, or 9%, to $8.5 million for the same period, as compared to $9.3 million in the prior period.

        Gross profit in the U.S. segment decreased due to lower profit from Cardiolite and Neurolite sales because of the supply issues resulting from the BVL shutdown and lower profit from TechneLite due to lower volume. In the case of Cardiolite, we incurred higher manufacturing costs due to the need to source higher cost material from our back-up supplier. In the case of Neurolite, we had no sales because finished product manufactured at BVL was unavailable. These decreases were partially offset by an increase in profit contributed by DEFINITY due to higher volume, higher profit from Xenon due to price increases and lower intangible amortization expense.

        Gross profit in our International segment decreased $0.9 million due to lower Cardiolite and Neurolite volumes related to the product shortage in certain markets and lower TechneLite volume. These decreases were partially offset by favorable foreign exchange rates. We also experienced higher profits from higher volumes of Neurolite ligand (which we sell internationally but not in the U.S. segment), which is unaffected by the BVL shutdown.

General and Administrative

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
United States	$8,564	$7,436
International	635	696

Total General and Administrative	$9,199	$8,132

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

        Total general and administrative expense increased $1.1 million, or 13%, to $9.2 million in the three months ended March 31, 2012 as compared to $8.1 million in the three months ended March 31, 2011. U.S. segment general and administrative expense increased $1.1 million, or 15%, to $8.6 million in the same period, as compared to $7.4 million in the prior year. The increase in expense was due to external legal fees in connection with our suit seeking to recover business interruption losses, modifications to stock option agreements, contractor support, and severance costs related to a reduction in workforce in the first quarter of 2012. Offsetting these increases was a decrease in variable compensation.

Sales and Marketing

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
United States	$8,908	$8,143
International	1,085	1,252

Total Sales and Marketing	$9,993	$9,395

        Sales and marketing expenses consist primarily of salaries and related costs for personnel in field sales, marketing, business development, and customer service functions. Other costs in sales and marketing expense include the development and printing of advertising and promotional material, professional services, market research, and sales meetings.

        For the three months ended March 31, 2012 compared to the three months ended March 31, 2011, sales and marketing expense increased $0.6 million, or 6%. In the U.S. segment, the increase related primarily to the reversal of stock-based compensation in the first quarter of 2011, offset by lower salary and other personnel cost related to a workforce reduction during the second quarter of 2011. In the International segment, sales and marketing expense decreased by $0.2 million, or 13%, to $1.1 million in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease was primarily due to a reduction in headcount, in addition to lower overall expense on sales and marketing activities.

Research and Development

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
United States	$10,320	$10,393
International	42	112

Total Research and Development	$10,362	$10,505

        Total research and development expense decreased $0.1 million, or 1%, to $10.4 million in the three months ended March 31, 2012 as compared to $10.5 million in the three months ended March 31, 2011. U.S. segment research and development expense decreased $0.1 million, or 1%, to $10.3 million, as compared to $10.4 million in the prior year. The decrease in research and development expense in the U.S. segment was primarily due to our reduction in workforce in the second quarter of 2011, offset by the timing of clinical activity related to our flurpiridaz F 18 program as we continued to actively enroll patients and activate sites for our Phase III trial. During the same period in 2011 we were primarily in the planning and preparation stage for our flurpiridaz F 18 Phase III trial. This increase of clinical activity in 2012 resulted in increased costs of external expenses related to Clinical Research Organization (CRO), investigator expense, drug products, lab supplies, and consultants.

        In the International segment, research and development expense decreased $0.1 million, or 63%, in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease was primarily due to our reduction in workforce in the second quarter of 2011.

        We anticipate that our research and development expenses for the balance of 2012 will primarily relate to the support of our flurpiridaz F-18 Phase III trial.

Proceeds from Manufacturer

        For the three months ended March 31, 2012 compared to the same period in 2011, proceeds from manufacturer increased by $29.9 million as a result of the receipt of the $30.0 million from BVL to compensate us for business losses. During the first quarter of 2012, BVL and LMI terminated their original manufacturing agreement and entered into the Settlement Agreement, the Transition Services Agreement and the Manufacturing and Services Contract.

  •
  In the Settlement Agreement, LMI and BVL agreed to a broad mutual waiver and release for all matters that occurred prior to the date of the Settlement Agreement, a covenant not to sue and a payment in the amount of $30.0 million from BVL to compensate us for our business losses.

  •
  Under the Transition Services Agreement, BVL agreed to manufacture for LMI an initial supply of DEFINITY, Cardiolite, Neurolite and certain TechneLite accessories, and agreed to make weekly payments to LMI, up to an aggregate of $5.0 million as further compensation for business losses until an agreed-upon supply of LMI's products has been restored.

  •
  Under the Manufacturing and Service Contract, BVL agreed to manufacture for LMI certain amounts of DEFINITY, Cardiolite, Neurolite and certain TechneLite accessories following the initial supply provided under the Transition Services Agreement. The agreement expires on December 31, 2013.

Other Income (Expense), Net

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Interest expense	$(10,447)	$(7,007)
Interest income	101	70
Other income, net	305	498

Total Other Expense, net	$(10,041)	$(6,439)

Interest Expense

        For the three months ended March 31, 2012 compared to the same period in 2011, interest expense increased by $3.4 million as a result of the issuance of the Notes in March 2011. See Note 10, "Financing Arrangements" to our unaudited condensed consolidated financial statements.

Interest Income

        For the three months ended March 31, 2012 compared to the same period in 2011, interest income increased by $31,000 as a result of an increase in cash in interest bearing accounts.

Other Income, net

        For the three months ended March 31, 2012 compared to the same period in 2011, other income decreased by $0.2 million primarily due to the change in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Provision for income taxes	$2,237	$5,250

        For the three months ended March 31, 2012, compared to the same period in 2011, income tax expense decreased due primarily to the generation of higher pretax income which was offset by the releasing of a portion of our valuation allowance recorded at the end of 2011. Our full year effective tax rate for 2012 is estimated to be 5.04%. Our tax provision for the period ending March 31, 2012 consisted of $1.2 million associated with current year earnings and $1.0 million associated with discrete events relating primarily to uncertain tax positions and the settlement of certain tax audits.

Liquidity and Capital Resources

Cash Flows

        The following table provides information regarding our cash flows:

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	$ Change
Cash provided by (used in):
Operating activities	$35,204	$14,241	$20,963
Investing activities	$(2,269)	$(4,019)	$1,750
Financing activities	$(655)	$(5,711)	$5,056

Net Cash from Operating Activities

        Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash provided by operating activities is primarily driven by our earnings and changes in working capital. The increase in cash provided by operating activities for the three months ended March 31, 2012 as compared to 2011 was primarily driven by the receipt of the $30 million from BVL to compensate us for business losses from the BVL shutdown, less the impact of decreased unit sales associated with the BVL shutdown.

Net Cash from Investing Activities

        Net cash used in investing activities in the three months ended March 31, 2012 and 2011 primarily reflected the purchase of property and equipment.

Net Cash from Financing Activities

        Our primary historical uses of cash in financing activities are principal payments on our term loan and line of credit as well as dividends to Holdings, our parent. On March 21, 2011, we issued an additional $150.0 million of Notes at 9.750% per annum.

Internal Sources of Liquidity

        Our internal sources of liquidity are derived from cash and cash equivalents of $73.3 million as of March 31, 2012, as well as revenues primarily from the sale of TechneLite, DEFINITY and Cardiolite.

External Sources of Liquidity

        Since 2010, in addition to revenues provided by the sales of our products, our primary source of external liquidity has been the proceeds from the issuance of the $400.0 million 9.750% Senior Notes due in May of 2017. In addition to the Notes, we have an outstanding $42.5 million credit facility that bears interest at either LIBOR plus 3.75% or the Reference Rate (as defined in the agreement) plus 2.75%. The Facility expires on May 10, 2014, at which time all outstanding borrowings are due and payable.

        As of March 31, 2012, we were in compliance with all applicable financial covenants. As of March 31, 2012 and the date hereof, there were no amounts outstanding under the Facility (other than a $4.4 million unfunded standby letter of credit) and the aggregate borrowing capacity was $38.1 million. The availability under the Facility decreased in the quarter ended March 31, 2012 due to the Company entering into an unfunded Standby Letter of Credit of $4.4 million to support a surety bond related to a statutory decommissioning obligation we have in connection with our Billerica facility. On April 11, 2012, this unfunded Standby Letter of Credit was increased to $8.8 million, which expires on February 2, 2013.

        If BVL is not able to provide us adequate supply of DEFINITY, Cardiolite and Neurolite for a further prolonged period of time and we are not able to obtain adequate supply of such products from alternative suppliers, we will need to implement certain expense reductions such as a delay of discretionary spending and other operating and strategic initiatives. Despite these initiatives, because our prior inventory of DEFINITY, Cardiolite and Neurolite from BVL is exhausted, our second quarter 2012 results will be negatively impacted and we could be in default with one or more of the financial ratio covenants in the Facility at some point during the life of the Facility. If this were to occur, we would seek either an additional amendment to the Facility or a waiver or consent in connection with the appropriate financial covenants to eliminate such potential default. There can be no assurance that we would be able to obtain an amendment, waiver or consent from our lenders. Any financial covenant default under the Facility will not result in a cross-default under the Indenture that governs the Notes unless the amount outstanding under the Facility is greater than $10 million and the lenders accelerate the repayment of such debt. Currently there is $8.8 million outstanding under the Facility in the form of issued but undrawn letters of credit. Consequently, based on amounts outstanding as of the date of this report, a financial ratio covenant default under the Facility would only impact our ability to borrow under the Facility and, as a result of our available cash on hand, we believe there would be no need to borrow under the Facility for at least the next 12 months.

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

  •
  the legal costs relating to maintaining, expanding and enforcing our intellectual property portfolio, pursuing insurance or other claims and defending against product liability, regulatory compliance or other claims; and

  •
  the cost of interest on any additional borrowings which we may incur under our financing arrangements.

        If our capital resources become insufficient to meet our future capital requirements, we would need to finance our cash needs through public or private equity offerings, debt financings, sale/leasebacks or other financing or strategic alternatives, to the extent such transactions are permissible under the covenants of the Facility and the Indenture. Additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all. If any of these transactions require an amendment or waiver under the covenants in the Facility and under the Indenture, which could result in additional expenses associated with obtaining the amendment or waiver, we will seek to obtain such a waiver to remain in compliance with the covenants of the Facility and the Indenture. However, we cannot be assured that such an amendment or waiver would be granted, or that additional capital will be available on acceptable terms, if at all.

        Our only current committed external source of funds is borrowing availability under the Facility. Based on our current operating plans, we believe that our existing cash and cash equivalents and results of operations will be sufficient to continue to fund our liquidity requirements for at least the next twelve months. As of March 31, 2012, we had $73.3 million of cash and cash equivalents.

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, certain suppliers, contingent royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. The following table summarizes our contractual obligations as of March 31, 2012:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Debt obligations (principal)	$401,073	$1,073	$—	$—	$400,000
Interest on debt obligations	214,513	39,013	78,000	78,000	19,500
Operating leases(1)	4,079	957	1,691	715	716
Purchase obligations(2)	99,849	55,688	44,161	—	—
Asset retirement obligation	5,007	—	—	—	5,007
Other long-term liabilities(3)	34,730	—	—	—	34,730

Total contractual obligations	$759,251	$96,731	$123,852	$78,715	$459,953

(1)
Operating leases include minimum payments under leases for our facilities and certain equipment.

(2)
Purchase obligations include fixed or minimum payments under manufacturing and service agreements with Covidien (for Ablavar supply) and other third-parties.

(3)
Due to the uncertainty related to the timing of the reversal of uncertain tax positions, the liability is not subject to fixed payment terms and the amount and timing of payments, if any, which we will make related to this liability, are not known.

Critical Accounting Estimates

        The discussion and analysis of our financial position and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and related allowances, inventory, impairments of long-lived assets including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, valuation of investments, research and development expenses, contingencies and litigation, and share-based payments. For the quarter ended March 31, 2012, our critical estimates included estimates related to what we believe to be our portion of the fee payable to the Federal Government by Pharmaceutical Manufacturers pursuant to ASU 2010-027. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

        Please read Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of our critical accounting estimates. There have been no material changes to our critical accounting policies in the three months ended March 31, 2012.

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

Interest Rate Risk

        We are subject to interest rate risk in connection with the Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of March 31, 2012, there was no amount outstanding under the Facility (other than a $4.4 million unfunded standby letter of credit which reduces availability to $38.1 million and increased to $8.8 million as of April 11, 2012 which further reduced current availability to $33.7 million). Any increase in the interest rate under the Facility may have a negative impact on our future earnings.

Foreign Currency Risk

        We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the three months ended March 31, 2012 and 2011, the net impact of foreign currency changes on transactions was a loss of $0.2 million and a gain of $89,000, respectively. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

        Gross margins of products we manufacture at our U.S. plants and sell in currencies other than the U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on total revenue for each of the three month periods ended March 31, 2012 and 2011 was 38.4% and 47.0%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended March 31, 2012, we estimate our gross margin on total sales would have been 38.5%, 38.7% and 38.9%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended March 31, 2011, we estimate our gross margin on total net product sales would have been 47.0%, 47.2% and 47.5%, respectively.

        In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar (in which we report our consolidated financial results); our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar.

        If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales and net income for the three months ended March 31, 2012 would have been impacted by approximately the following amounts:

	Approximate Decrease in Net Revenue	Approximate Increase in Net Income
	(dollars in thousands)
1%	$(133)	$—
5%	(665)	1
10%	(1,329)	3

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

Changes in Internal Control Over Financial Reporting

        There have been no changes during the quarter ended March 31, 2012 in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Except as noted above, as of March 31, 2012, we had no material ongoing litigation, regulatory or other proceeding and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

Item 1A.    Risk Factors

        There have been no changes in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. For further information, refer to Part I—Item IA. "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 6.    Exhibits

10.1	†	Second Amendment, effective as of January 1, 2012, to the Distribution Agreement, dated as of October 31, 2001, by and between Lantheus Medical Imaging, Inc., formerly known as Bristol-Myers Squibb Medical Imaging, Inc., and Medi-Physics, Inc., doing business as G.E. Healthcare Inc.
10.2	†	Manufacturing and Supply Agreement, dated as of February 1, 2012, for the manufacture of DEFINITY® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.
10.3	†
Amendment No. 1, effective as of February 9, 2012, to the Amended and Restated Cardiolite License and Supply Agreement by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC entered into as of January 1, 2009 and effective as of January 1, 2004.
10.4	†	Settlement and Mutual Release Agreement, effective as of March 20, 2012, by and between Ben Venue Laboratories, Inc. and Lantheus Medical Imaging, Inc.
10.5	†	Transition Services Agreement, effective as of March 20, 2012, by and between Ben Venue Laboratories, Inc. and Lantheus Medical Imaging, Inc.
10.6	†	Manufacturing and Service Contract for Commercial Products, entered into as of March 20, 2012, by and between Ben Venue Laboratories, Inc. and Lantheus Medical Imaging, Inc.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Furnished herewith.

†
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS MEDICAL IMAGING, INC.
By:	/s/ DONALD R. KIEPERT
	Name:	Donald R. Kiepert
	Title:	President and Chief Executive Officer
	Date:	May 15, 2012
LANTHEUS MEDICAL IMAGING, INC.
By:	/s/ JEFFREY E. YOUNG
	Name:	Jeffrey E. Young
	Title:	Chief Financial Officer
	Date:	May 15, 2012

EXHIBIT INDEX

Exhibit Number		Description
10.1	†	Second Amendment, effective as of January 1, 2012, to the Distribution Agreement, dated as of October 31, 2001, by and between Lantheus Medical Imaging, Inc., formerly known as Bristol-Myers Squibb Medical Imaging, Inc., and Medi-Physics, Inc., doing business as G.E. Healthcare Inc.
10.2	†	Manufacturing and Supply Agreement, dated as of February 1, 2012, for the manufacture of DEFINITY® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.
10.3	†
Amendment No. 1, effective as of February 9, 2012, to the Amended and Restated Cardiolite License and Supply Agreement by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC entered into as of January 1, 2009 and effective as of January 1, 2004.
10.4	†	Settlement and Mutual Release Agreement, effective as of March 20, 2012, by and between Ben Venue Laboratories, Inc. and Lantheus Medical Imaging, Inc.
10.5	†	Transition Services Agreement, effective as of March 20, 2012, by and between Ben Venue Laboratories, Inc. and Lantheus Medical Imaging, Inc.
10.6	†	Manufacturing and Service Contract for Commercial Products, entered into as of March 20, 2012, by and between Ben Venue Laboratories, Inc. and Lantheus Medical Imaging, Inc.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Furnished herewith.

†
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.