Form 10-Q
period 2012-06-30
Lantheus Medical Imaging, Inc.
filed 2012-08-14
CIK 1500157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

        The registrant had 1,000 shares of common stock, $0.01 par value per share, issued and outstanding as of August 13, 2012.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Net product revenues	$54,045	$88,278	$136,676	$184,234
License and other revenues	2,716	2,141	5,436	4,304

Total revenues	56,761	90,419	142,112	188,538
Cost of goods sold	48,626	87,445	101,161	139,496
Loss on firm purchase commitment	—	1,879	—	1,879

Total cost of goods sold	48,626	89,324	101,161	141,375

Gross profit	8,135	1,095	40,951	47,163

Operating expenses
General and administrative expenses	7,760	7,122	16,959	15,254
Sales and marketing expenses	8,915	10,702	18,908	20,097
Research and development expenses	10,409	10,342	20,771	20,847
Proceeds from manufacturer	(3,900)	—	(33,814)	—

Total operating expenses	23,184	28,166	22,824	56,198

Operating (loss) income	(15,049)	(27,071)	18,127	(9,035)
Interest expense, net	(10,467)	(10,433)	(20,813)	(17,370)
Other income, net	281	445	586	943

Loss before income taxes	(25,235)	(37,059)	(2,100)	(25,462)
Provision (benefit) for income taxes	(607)	(14,746)	1,630	(9,496)

Net loss	$(24,628)	$(22,313)	$(3,730)	$(15,966)

Foreign currency translation, net of taxes	(689)	232	178	627

Total comprehensive loss	$(25,317)	$(22,081)	$(3,552)	$(15,339)

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands except share data)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$56,873	$40,607
Accounts receivable, net of allowance of $329 and $462	33,532	40,000
Inventory	14,951	14,765
Deferred tax assets	131	93
Other current assets	4,714	2,662

Total current assets	110,201	98,127
Property, plant and equipment, net	109,670	112,452
Capitalized software development costs	2,854	3,582
Intangibles, net	74,710	82,749
Goodwill	15,714	15,714
Deferred financing costs	12,253	13,141
Due from parent	1,256	1,286
Other long-term assets	32,121	31,753

Total assets	$358,779	$358,804

Liabilities and Stockholder's Deficit
Current liabilities
Note payable	$616	$—
Accounts payable	18,417	22,010
Accrued expenses	28,699	20,949
Income tax payable	1,274	1,482
Deferred revenue	4,693	3,918

Total current liabilities	53,699	48,359
Asset retirement obligation	5,145	4,868
Long-term debt, net	398,726	398,629
Deferred tax liability	625	931
Other long-term liabilities	36,566	39,220

Total liabilities	494,761	492,007

Commitments and contingencies (see Note 13)	—	—
Stockholder's deficit
Common stock ($0.001 par value, 10,000 shares authorized; 1 share issued and outstanding)	—	—
Additional paid-in capital	1,858	1,085
Accumulated deficit	(138,389)	(134,659)
Accumulated other comprehensive income	549	371

Total stockholder's deficit	(135,982)	(133,203)

Total liabilities and stockholder's deficit	$358,779	$358,804

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Stockholder's (Deficit) Equity

(unaudited, in thousands except share data)

	Common Stock			(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital			Total Stockholder's (Deficit) Equity
	Shares	Amount
Balance at January 1, 2011	1	$—	$150,316	$2,410	$708	$153,434
Dividend paid to Holdings (see Note 10)	—	—	(149,400)	(600)	—	(150,000)
Net loss	—	—	—	(136,469)	—	(136,469)
Foreign currency translation	—	—	—	—	(337)	(337)
Stock-based compensation	—	—	169	—	—	169

Balance at December 31, 2011	1	—	1,085	(134,659)	371	(133,203)
Net loss	—	—	—	(3,730)	—	(3,730)
Foreign currency translation	—	—	—	—	178	178
Stock-based compensation	—	—	773	—	—	773

Balance at June 30, 2012	1	$—	$1,858	$(138,389)	$549	$(135,982)

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2012	2011
Cash flow from operating activities
Net loss	$(3,730)	$(15,966)
Adjustments to reconcile net loss to cash flow from operating activities
Depreciation and amortization	14,861	18,831
Impairment of intangible asset	—	23,474
Provision for excess and obsolete inventory	1,145	14,660
Stock-based compensation	790	(1,272)
Deferred income taxes	(146)	(11,692)
Other	416	1,025
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable	6,573	(1,677)
Prepaid expenses and other assets	(463)	(804)
Inventory	(1,030)	(14,838)
Due from parent	30	—
Deferred revenue	1,234	(2,911)
Accounts payable	(2,582)	(8,400)
Income tax payable	(207)	(340)
Accrued expenses and other liabilities	3,947	5,985

Cash provided by operating activities	20,838	6,075

Cash flows from investing activities
Purchase of certificate of deposit	(225)	—
Capital expenditures	(3,192)	(5,206)

Cash used in investing activities	(3,417)	(5,206)

Cash flows from financing activities
Proceeds from issuance of debt	—	152,250
Payments on note payable	(914)	—
Consent solicitation fee	—	(3,750)
Debt issuance costs	(198)	(5,368)
Payment of dividend to parent	—	(150,000)

Cash used in financing activities	(1,112)	(6,868)

Effect of foreign exchange rate on cash	(43)	781

Increase (decrease) in cash and cash equivalents	16,266	(5,218)
Cash and cash equivalents, beginning of period	40,607	33,006

Cash and cash equivalents, end of period	$56,873	$27,788

Supplemental disclosure of cash flow information
Interest paid	$19,516	$19,500
Income taxes paid, net of refunds	$1,014	$1,132
Noncash investing and financing activities
Property, plant and equipment included in accounts payable and accrued expenses	$630	$284

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

Basis of Consolidation and Presentation

        The financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 ("2011 Form 10-K"). The Company's accounting policies are described in the "Notes to Consolidated Financial Statements" in the 2011 Form 10-K and updated, as necessary, in this Form 10-Q. There were no changes to the Company's accounting policies since December 31, 2011. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Recent Events

        The Company generated a net loss of $3.7 million during the six months ended June 30, 2012 and had an accumulated deficit of $138.4 million at June 30, 2012. The Company currently relies on Ben Venue Laboratories ("BVL") as its sole source manufacturer for DEFINITY and Neurolite and as the primary manufacturer for the Cardiolite product supply. In July 2010, BVL temporarily shut down the facility where it manufactures products for a number of customers, including the Company, in order to upgrade the facility to meet certain regulatory requirements. In anticipation of this shutdown, BVL manufactured for the Company additional inventory of these products to meet the Company's expected needs during the shutdown period, which was initially anticipated to end in March 2011. Because the shutdown and restart activities took substantially longer than anticipated by either BVL or the Company, the Company could not meet all of the demand for certain products during the second half of 2011 and the first half of 2012, resulting in an overall revenue decline in comparison to the prior periods. BVL resumed manufacturing certain of the Company's products in May 2012. After BVL released the first lot of newly-manufactured DEFINITY in June 2012, the Company shipped product to its customers in late June and early July. The Company is currently working closely with BVL to complete the quality review and commercial release process for the remaining lots BVL has recently manufactured for the Company, a process the Company believes should be completed in the next several weeks. The Company continues to work to restore full and normal production of all of its BVL-manufactured products as well as to build a sufficient inventory to appropriately serve all of its customers. The Company can give no assurances that the remaining product that BVL has recently manufactured for the Company will successfully complete the quality review and commercial release process, or that BVL will be able to manufacture product for the Company on a timely and consistent basis in the future.

        The Company has also expedited a number of technology transfer programs to secure and qualify production of its BVL-manufactured products with alternate contract manufacturer sites. Currently, the Company is utilizing an alternate manufacturer for a portion of its Cardiolite sales demand and has entered into separate manufacturing and supply agreements with Jubilant HollisterStier ("JHS") for the manufacture of each of DEFINITY, Cardiolite and Neurolite. The Company is also pursuing new manufacturing relationships to establish and secure additional long-term or alternative suppliers of Cardiolite, Neurolite and DEFINITY, but is uncertain of the timing as to when the new arrangements with other suppliers would provide meaningful quantities of products to the Company.

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

        The $30.0 million received upon termination of the Company's original manufacturing agreement and the weekly payments for additional delays under the Transition Services Agreement, which totaled approximately $34.2 million in the six months ended June 30, 2012, are compensation to the Company for business losses associated with the lack of product supply. As the Company has no remaining obligations associated with the original manufacturing agreement and the price to be paid upon delivery of product under the Transition Services Agreement and Manufacturing and Service Contract are at prices the Company believes are at market prices, the Company has recognized the proceeds as gains within the Company's results of operations. These payments are included within operating income as proceeds from manufacturer. The net proceeds totaled $3.9 million and $33.8 million in the condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2012, respectively.

        If BVL is not able to provide the Company adequate product supply for a further prolonged period of time, we are unable to regain sufficient market share, or the Company is not successful with its JHS technology transfer programs in 2012 and cannot obtain adequate supply from JHS, the Company will need to implement additional expense reductions, such as a potential delay of discretionary spending including possible reductions in sales and marketing and research and development activities, as well as other operating and strategic initiatives.

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

Recent Accounting Pronouncement

        In July 2012, the Financial Accounting Standards Board (the "FASB"), issued Accounting Standards Update ("ASU"), No. 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," ("ASU 2012-02"). ASU 2012-02 allows a company the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under that option, a company would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. ASU 2012-02 is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 is not expected to have a material impact on the Company's financial position or results of operations.

3. Fair Value of Financial Instruments

        The tables below present information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

(in thousands)	Total fair value at June 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$6,952	$6,952	$—	$—
Certificates of deposit—restricted	324	—	324	—

	$7,276	$6,952	$324	$—

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

3. Fair Value of Financial Instruments (Continued)

(in thousands)	Total fair value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$6,024	$6,024	$—	$—

	$6,024	$6,024	$—	$—

        In the first quarter of 2012, the Company invested $0.2 million in a certificate of deposit, and, as a result, the Company's use of such cash is restricted and is included in the line item "Certificates of deposit—restricted". This investment is classified in other current assets on the condensed consolidated balance sheet. The remaining $0.1 million represents a certificate of deposit that is collateral for a long-term lease and is included in other long-term assets on the condensed consolidated balance sheet. Certificates of deposit are classified within Level 2 of the fair value hierarchy as these are not traded on the open market.

        At June 30, 2012, the Company had total cash and cash equivalents of $56.9 million, which included approximately $7.0 million of money market funds and $49.9 million of cash on-hand. At December 31, 2011, the Company had total cash and cash equivalents of $40.6 million, which included approximately $6.0 million of money market funds and $34.6 million of cash on-hand.

        The estimated fair values of the Company's financial instruments, including its cash and cash equivalents, receivables, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The estimated fair value of the debt at June 30, 2012, based on Level 2 inputs of recent market activity available to the Company, was $366.0 million compared to the face value of $400.0 million. At December 31, 2011, the estimated fair value of the debt was $320.0 million compared to the face value of $400.0 million.

4. Income Taxes

        The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year in addition to discrete events which impact the interim period. The Company's effective tax rate differs from the U.S. statutory rate principally due to the rate impact of uncertain tax positions, valuation allowance changes and state taxes. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. The Company's tax provision (benefit) was $(0.6) million and $1.6 million for the three and six months ended June 30, 2012, respectively, on pre-tax losses of $25.2 million and $2.1 million for the respective periods compared to tax provisions (benefit) of $(14.7) million and $(9.5) million for the three and six months ended June 30, 2011, respectively, on pre-tax losses of $37.1 million and $25.5 million for the respective periods.

        Within the next twelve months, unrecognized tax benefits of $1.3 million associated with federal research credits may be recognized due to the closing of the statute of limitations.

        The Company has a tax indemnification agreement with BMS related to certain tax obligations arising prior to the acquisition of the Company, for which the Company has the primary legal obligation. The tax indemnification receivable is recognized within other long-term assets. The changes in the tax indemnification asset are recognized within other income, net in the statement of comprehensive loss. In accordance with the Company's accounting policy, the change in the tax liability

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

4. Income Taxes (Continued)

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

        Inventory, classified in inventory or other long-term assets, consisted of the following:

(in thousands)	June 30, 2012	December 31, 2011
Raw materials	$8,267	$7,755
Work in process	1,219	2,615
Finished goods	5,465	4,395

Inventory	14,951	14,765
Other long-term assets	11,009	11,249

Total	$25,960	$26,014

        At June 30, 2012, inventories reported as other long-term assets included $11.0 million of raw materials. At December 31, 2011, inventories reported as other long-term assets included $10.7 million of raw materials and $0.5 million of finished goods.

        The Company's Ablavar product was commercially launched in January 2010 and the Company is continuing the process of educating radiologists on optimizing the use of the product within their patient populations. The revenues for this product through June 30, 2012 have not been significant. At both June 30, 2012 and December 31, 2011, the balances of inventory on-hand reflected approximately $12.2 million of finished products and raw materials related to Ablavar. At June 30, 2012 and December 31, 2011, approximately $11.0 million and $11.2 million, respectively, of Ablavar inventory was included in other long-term assets. LMI has an agreement with a supplier to provide Active Pharmaceutical Ingredient ("API") and finished products for Ablavar under which LMI is required to purchase future minimum quantities. At June 30, 2012, the remaining purchase commitment under the agreement was approximately $11.1 million. The Company records the inventory when it takes delivery, at which time the Company assumes title and risk of loss.

        Prior to the issuance of the June 30, 2011 financial statements, the Company performed analyses of its expected future sales of its Ablavar product and recorded an inventory write-down to cost of goods sold of $13.5 million, which represented the cost of Ablavar finished good product and API that the Company did not believe it will be able to sell prior to its expiration. Prior to the issuance of the Company's June 30, 2011 financial statements, the Company completed an updated sales forecast for Ablavar based on actual sales through June 30, 2011 in consideration of its supply agreement for API. Based on the updated sales forecast, coupled with the aggregate six-year shelf life of API and finished goods, the Company recorded in cost of goods sold a reserve of $1.9 million for the loss associated

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

5. Inventory (Continued)

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

6. Property, Plant and Equipment, net

        Property, plant and equipment consisted of the following:

(in thousands)	June 30, 2012	December 31, 2011
Land	$22,450	$22,450
Buildings	64,292	64,029
Machinery, equipment and fixtures	63,138	65,648
Construction in progress	4,816	4,383
Accumulated depreciation	(45,026)	(44,058)

Property, plant and equipment, net	$109,670	$112,452

        For the three and six months ended June 30, 2012, depreciation expense related to property, plant and equipment was $2.4 million and $4.8 million, respectively, as compared to $3.0 million and $6.0 million for the three and six months ended June 30, 2011.

        Included within property, plant and equipment are spare parts of approximately $2.8 million at both June 30, 2012 and December 31, 2011. Spare parts include replacement parts relating to plant and equipment and are either recognized as an expense when consumed or re-classified and capitalized as part of the related plant and equipment and depreciated over a time period not exceeding the useful life of the related asset.

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

7. Asset Retirement Obligations (Continued)

        The following is a reconciliation of the Company's asset retirement obligations for the six months ended June 30, 2012:

(in thousands)
Balance at January 1, 2012	$4,868
Capitalization	—
Accretion expense	277

Balance at June 30, 2012	$5,145

8. Intangibles, net

        Intangibles, net consisted of the following:

	June 30, 2012
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$17,261	$36,129	8 years	Straight-line
Customer relationships	113,643	78,906	34,737	19 years	Accelerated
Other patents	42,780	38,936	3,844	2 years	Straight-line

	$209,813	$135,103	$74,710

	December 31, 2011
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$13,779	$39,611	16 years	Straight-line
Customer relationships	113,480	74,575	38,905	19 years	Accelerated
Other patents	42,780	38,547	4,233	2 years	Straight-line

	$209,650	$126,901	$82,749

        Prior to the issuance of the Company's June 30, 2011 financial statements, the Company completed an update of its sales forecast based on actual sales results through June 30, 2011 and its forecasted Ablavar sales activity. The Company, using its revised sales forecast, conducted an impairment analysis of its Ablavar patent portfolio as of June 30, 2011 and concluded that the estimate of future undiscounted cash flows associated with the Ablavar product did not exceed the carrying amount of the asset and therefore, the asset would need to be written down to its fair value. In order to calculate the fair value of the Ablavar patent portfolio asset, the Company estimated the future discounted cash flows associated with the Ablavar product and as a result of this analysis, recorded an impairment charge of $23.5 million to adjust the carrying value to its fair value of zero. This expense was recorded within cost of goods sold in the accompanying condensed statement of comprehensive loss.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

8. Intangibles, net (Continued)

        For the three and six months ended June 30, 2012, the Company recorded amortization expense for its intangible assets of $4.0 million and $8.1 million, respectively, as compared to $5.5 million and $11.0 million for the prior year comparative periods.

        In the first quarter of 2012, the Company reviewed the estimated useful life of certain of its trademarks. As a result of utilizing the most recent forecasted data, the Company revised its estimate of the remaining useful life of one of its trademarks to five years. Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2012	$8,010
2013	14,447
2014	13,164
2015	11,491
2016	10,737
2017 and thereafter	16,861

$74,710

9. Accrued Expenses

        Accrued expenses are comprised of the following:

(in thousands)	June 30, 2012	December 31, 2011
Compensation and benefits	6,538	$5,501
Accrued interest	4,886	4,886
Accrued professional fees	1,749	1,927
Research and development services	3,943	2,100
Freight, distribution and operations	3,732	2,462
Accrued loss on firm purchase commitment	4,742	954
Marketing expense	1,367	1,104
Accrued rebates, discounts and chargebacks	1,285	1,356
Other	457	659

	$28,699	$20,949

        As of June 30, 2012 and December 31, 2011, the Company had accrued a $5.6 million loss associated with the portion of the committed purchases of Ablavar product from the Company's supplier that the Company did not believe it would sell prior to expiry. At June 30, 2012, $4.7 million was included in accrued expenses and $0.9 million was included in other long-term liabilities. At December 31, 2011, $1.0 million was included in accrued expenses and $4.6 million was included in other long-term liabilities.

        On March 1, 2012, the Company took action to reduce its workforce in an effort to reduce costs and increase operating efficiency, which resulted in approximately $0.5 million charge to the statement of comprehensive loss during the three month period ended March 31, 2012. The remaining balance in accrued expenses at June 30, 2012 associated with this action was approximately $0.2 million.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

10. Financing Arrangements

Notes

        On March 21, 2011, LMI issued $150.0 million of 9.750% Senior Notes due 2017. The new notes were issued at a price of 101.50% and were issued as additional debt securities under the Indenture pursuant to which LMI previously issued $250.0 million in aggregate principal amount of 9.750% Senior Notes due 2017. The new notes and the existing 9.750% Senior Notes due 2017 (collectively, the "Notes") vote as one class under the Indenture. As a result, LMI has $400.0 million in aggregate principal amount of Notes outstanding. The Notes bear interest at a rate of 9.750% per year, payable on May 15 and November 15 of each year. The Notes mature on May 15, 2017.

Redemption

        LMI can redeem the Notes at 100% of the principal amount on May 15, 2016 or thereafter. LMI may also redeem the Notes prior to May 15, 2016 depending on the timing of the redemption during the twelve month period beginning May 15 of each of the years indicated below based on a premium percentage on the principal:

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

        At June 30, 2012 and December 31, 2011, there was no outstanding balance under the Facility and the aggregate borrowing capacity was $33.7 million and $42.5 million, respectively. The availability under the Facility decreased in the period ended June 30, 2012 due to an unfunded Standby Letter of Credit of $8.8 million. The Standby Letter of Credit expires February 2, 2013.

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

        As of June 30, 2012 and the date hereof, other than the unfunded Standby Letter of Credit in the amount of $8.8 million, there were no amounts outstanding under the Facility.

Financing Costs

        LMI incurred and capitalized approximately $15.6 million in direct financing fees, including $5.2 million associated with the additional Notes issued in March 2011, consisting primarily of underwriting fees and expenses, consent solicitation fee, legal fees, accounting fees and printing costs in connection with the issuance of the Notes and the Facility. Deferred financing costs are being amortized over the life of the Notes and the Facility, as appropriate, using the effective interest method and are included in interest expense in the accompanying condensed consolidated statements of comprehensive loss.

        On January 26, 2012, LMI executed an amendment to the Facility which changed the financial covenant ratios, as noted in the above table. LMI incurred approximately $0.2 million in fees associated with this amendment, which is being amortized over the remaining life of the Facility using the straight-line method and is included in interest expense in the accompanying condensed consolidated statements of comprehensive loss.

11. Stock-Based Compensation

        The Company's employees are eligible to receive awards from Holdings' 2008 Equity Incentive Plan (the "2008 Plan"). The 2008 Plan is administered by the Holdings Board of Directors. The 2008 Plan permits the granting of nonqualified stock options, stock appreciation rights (or SARs), restricted stock and restricted stock units to employees, officers, directors and consultants of Holdings or any subsidiary of Holdings (including Intermediate and LMI). The maximum number of shares that may be issued pursuant to awards under the 2008 Plan at June 30, 2012 is 4,977,020. Option awards are granted with an exercise price equal to the fair value of Holdings' stock at the date of grant, as determined by the Board of Directors of Holdings. Time based option awards vest based on time, either four or five years, and performance based option awards vest based on the performance criteria

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

11. Stock-Based Compensation (Continued)

specified in the grant. All option awards have a ten year contractual term. The Company recognizes compensation costs for its time based awards on a straight-line basis equal to the vesting period. The compensation cost for performance based awards is recognized on a graded vesting basis, based on the probability of achieving the performance targets over the requisite service period for the entire award. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historic volatility of a selected peer group. Expected dividends represent the dividends expected to be issued at the date of grant. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate assumption is the seven-year U.S. Treasury rate at the date of the grant which most closely resembles the expected life of the options.

        The Company uses the following Black-Scholes inputs to determine the fair value of new stock option grants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected volatility	39 - 41%	33%	39 - 41%	33%
Expected dividends	—	—	—	—
Expected life (in years)	5.5 - 6.5	6.5	5.5 - 6.5	6.5
Risk-free interest rate	0.7 - 1.4%	2.9%	0.7 - 1.4%	2.9%

        A summary of option activity for 2012 is presented below:

	Time Based	Performance Based	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,287,600	1,307,538	3,595,138	$2.90	6.4	$22,787,000
Options granted	135,500	103,000	238,500	8.27
Options cancelled	11,300	8,203	19,503	2.34
Options exercised	7,500	1,930	9,430	2.00
Options forfeited or expired	22,950	18,650	41,600	6.42

Outstanding at June 30, 2012	2,381,350	1,381,755	3,763,105	3.21	6.02	$20,069,000

Vested and expected to vest at June 30, 2012	2,367,857	1,009,105	3,376,962	3.20	6.02	$18,036,000

Exercisable at June 30, 2012	1,758,300	828,205	2,586,505	$2.29	5.61	$15,873,000

        The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2012 was $3.43 and $3.47, as compared to $4.01 for both the three and six months ended June 30, 2011, respectively. There were 223,500 and 238,500 options granted during the three and six months ended June 30, 2012, respectively. There were no options granted during the three months ended June 30, 2011 and there were 242,000 options granted during the six months ended June 30, 2011. During the six months ended June 30, 2012, 515,389 options vested, with an aggregate fair value of approximately $0.8 million.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

11. Stock-Based Compensation (Continued)

        During the six months ended June 30, 2012, 9,430 stock options were exercised on a cashless basis for which 7,130 shares of common stock were issued. The intrinsic value for the options exercised during the six months ended June 30, 2012 was approximately $59,000. There were no options exercised during the six months ended June 30, 2011.

        Stock-based compensation expense (income) for both time based and performance based awards was recognized in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Cost of goods sold	$—	$(48)	$17	$(32)
General and administrative	165	(323)	636	(198)
Sales and marketing	9	(61)	56	(1,018)
Research and development	42	(91)	81	(24)

Total stock-based compensation expense (income)	$216	$(523)	$790	$(1,272)

        Stock-based compensation expense (income) recognized in the condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2012 and 2011 was based on awards ultimately expected to vest as well as any changes in the probability of achieving certain performance features as required. In the three and six months ended June 30, 2012, the Company recognized approximately $0.1 million and $0.5 million, respectively, of stock-based compensation expense associated with the modification of two option agreements that were effected in the first quarter of 2012. The modifications of both awards affected the vesting terms of the awards, allowing vesting to continue beyond the last day of employment, so long as the option holders, whom are no longer employees, continue to provide consulting services to the Company. The Company will remeasure the fair value of these options at each reporting period until the consulting services are completed, which is the measurement date.

        The Company used the following Black-Scholes inputs to determine the fair value of stock options that were modified during the quarter ended March 31, 2012. There were no stock option modifications during the three months ended June 30, 2012 nor the six months ended June 30, 2011.

Expected volatility	30 - 36%
Expected dividends	—
Expected term (in years)	0.3 - 3.5
Risk-free interest rate	0.3 - 0.8%

        The Company used the following Black-Scholes inputs to remeasure the fair value of stock options that were modified during 2012 as of June 30, 2012.

Expected volatility	29%
Expected dividends	—
Expected term (in years)	3.0
Risk-free interest rate	0.4%

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

11. Stock-Based Compensation (Continued)

        Upon termination of employee services, the Company has the right to call shares held by employees, that were purchased or acquired through option exercise. As a result of this right, upon termination of service, vested stock-based awards are reclassified to liability based awards until the period of probable exercise has lapsed. As of June 30, 2012, the Company had recorded a liability and stock-based compensation expense of approximately $17,000 representing 13,300 options relating to stock-based liabilities that could be settled in part or in whole, in cash in the following period. The Company did not have any awards classified as liabilities as of June 30, 2011. There were no stock-based liability awards paid out in the first six months of 2012 or 2011. The Company recorded a benefit of approximately $1.0 million in the three month period ended March 31, 2011 related to liability awards which expired during the period.

        The Company did not recognize an income tax benefit for the six months ended June 30, 2012 or June 30, 2011 associated with option awards. As of June 30, 2012, there were approximately $1.8 million of total unrecognized compensation costs related to non-vested stock options granted under the 2008 Plan. These costs are expected to be recognized over a weighted-average remaining period of 0.9 years. In addition, performance based awards contain certain contingent features, such as change in control provisions, which allow for the vesting of awards which did not previously meet the performance criteria. As of June 30, 2012, there was approximately $1.4 million of unrecognized compensation expense relating to these features, which could be recognized through 2018 or longer.

12. Other Income, net

        Other income, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Foreign currency (losses) gains	$(175)	$13	$(332)	$102
Tax indemnification income	415	390	830	770
Other income	41	42	88	71

Total other income, net	$281	$445	$586	$943

13. Legal Proceedings and Contingencies

        From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. In addition, the Company has in the past been, and may in the future be, subject to investigations by regulatory authorities which expose it to greater risks associated with litigation, regulatory or other proceedings, as a result of which the Company could be required to pay significant fines or penalties. The outcome of litigation, regulatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations.

        On December 16, 2010, LMI filed suit against one of its insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

13. Legal Proceedings and Contingencies (Continued)

supply challenge (Lantheus Medical Imaging, Inc., Plaintiff v. Zurich American Insurance Company, Defendant, United States District Court, Southern District of New York, Case No. 10 Civ 9371). The claim is the result of the shutdown of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010 due to a "heavy water" leak in the reactor vessel. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. On April 4, 2011, the parties had their first pre-trial conference in United States District Court for the Southern District of New York, and discovery has commenced and is continuing. The Company cannot be certain what amount, if any, or when, if ever, it will be able to recover for business interruption losses related to this matter.

14. Segment Information

        The Company reports two operating segments, U.S. and International, based on geographic customer base. The results of these operating segments are regularly reviewed by our chief operating decision maker, the President and Chief Executive Officer. The Company's segments derive revenues through the manufacturing, marketing, selling and distribution of medical imaging products, focused primarily on cardiovascular diagnostic imaging. The U.S. segment comprises 65.0% and 70.3% of consolidated revenues for the three and six months ended June 30, 2012 as compared to 74.9% and 75.6% for the prior year comparative periods and 86.7% and 85.5% of consolidated assets at June 30, 2012 and December 31, 2011, respectively. All goodwill has been allocated to the U.S. operating segment.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

14. Segment Information (Continued)

        Selected information for each business segment are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
U.S.	$40,851	$75,503	$109,189	$156,128
International	19,875	22,704	$42,246	45,947

Total revenue, including inter-segment	60,726	98,207	151,435	202,075
Less inter-segment revenue	(3,965)	(7,788)	(9,323)	(13,537)

	$56,761	$90,419	$142,112	$188,538

Revenues from external customers
U.S.	$36,886	$67,715	$99,866	$142,591
International	19,875	22,704	$42,246	45,947

	$56,761	$90,419	$142,112	$188,538

Operating (loss) income
U.S.	$(18,583)	$(30,098)	$9,289	$(17,043)
International	2,788	3,525	7,786	7,132

Total operating income (loss), including inter-segment	(15,795)	(26,573)	17,075	(9,911)
Inter-segment operating income (loss)	746	(498)	1,052	876

Operating (loss) income	(15,049)	(27,071)	18,127	(9,035)
Interest expense, net	(10,467)	(10,433)	(20,813)	(17,370)
Other income, net	281	445	586	943

Loss before income taxes	$(25,235)	$(37,059)	$(2,100)	$(25,462)

	June 30, 2012	December 31, 2011
Assets
U.S.	$310,907	$306,615
International	47,872	52,189

	$358,779	$358,804

15. Guarantor Financial Information

        The 9.750% Senior Notes due 2017 (see Note 10) are guaranteed by Lantheus Intermediate and Lantheus MI Real Estate, LLC, one of the Company's consolidated subsidiaries (the "Guarantor Subsidiary"). The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheet information as of June 30, 2012 and December 31, 2011, comprehensive (loss) income information for the three and six months ended June 30, 2012 and 2011 and cash flow information for the six months ended June 30, 2012 and 2011 for Lantheus Intermediate, LMI, the Guarantor Subsidiary and Lantheus Intermediate's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of Lantheus Intermediate in LMI and Lantheus Intermediate's investment in the Guarantor Subsidiary and Non-Guarantor Subsidiaries using the equity method of accounting.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Consolidating Balance Sheet Information

June 30, 2012

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$39,318	$—	$17,555	$—	$56,873
Accounts receivable, net	—	21,537	—	11,995	—	33,532
Intercompany accounts receivable	—	1,068	—	—	(1,068)	—
Inventory	—	12,585	—	2,366	—	14,951
Deferred tax assets	—	—	—	131	—	131
Other current assets	—	4,412	—	302	—	4,714

Total current assets	—	78,920	—	32,349	(1,068)	110,201
Property, plant and equipment, net	—	78,312	23,235	8,123	—	109,670
Capitalized software development costs	—	2,848	—	6	—	2,854
Intangibles, net	—	67,530	—	7,180	—	74,710
Goodwill	—	15,714	—	—	—	15,714
Deferred financing costs	—	12,253	—	—	—	12,253
Investment in subsidiaries	(135,982)	63,108	—	—	72,874	—
Due from parent	—	1,256	—	—	—	1,256
Other long-term assets	—	31,907	—	214	—	32,121

Total assets	$(135,982)	$351,848	$23,235	$47,872	$71,806	$358,779

Liabilities and (deficit) equity
Current portion of long-term debt	$—	$616	$—	$—	$—	$616
Accounts payable	—	16,375	—	2,042	—	18,417
Intercompany accounts payable	—	—	—	1,068	(1,068)	—
Accrued expenses	—	25,039	—	3,660	—	28,699
Income tax payable	—	1,324	—	(50)	—	1,274
Deferred revenue	—	4,430	—	263	—	4,693

Total current liabilities	—	47,784	—	6,983	(1,068)	53,699
Asset retirement obligation	—	5,003	—	142	—	5,145
Long-term debt, net	—	398,726	—	—	—	398,726
Deferred tax liability	—	—	—	625	—	625
Other long-term liabilities	—	36,317	—	249	—	36,566

Total liabilities	—	487,830	—	7,999	(1,068)	494,761
(Deficit) equity	(135,982)	(135,982)	23,235	39,873	72,874	(135,982)

Total liabilities and (deficit) equity	$(135,982)	$351,848	$23,235	$47,872	$71,806	$358,779

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Consolidating Balance Sheet Information

December 31, 2011

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$20,474	$—	$20,133	$—	$40,607
Accounts receivable, net	—	27,872	—	12,128	—	40,000
Intercompany accounts receivable	—	1,414	—	—	(1,414)	—
Inventory	—	12,269	—	2,496	—	14,765
Deferred tax assets	—	—	—	93	—	93
Other current assets	—	2,349	—	313	—	2,662

Total current assets	—	64,378	—	35,163	(1,414)	98,127
Property, plant and equipment, net	—	80,225	23,275	8,952	—	112,452
Capitalized software development costs	—	3,575	—	7	—	3,582
Intangibles, net	—	74,775	—	7,974	—	82,749
Goodwill	—	15,714	—	—	—	15,714
Deferred financing costs	—	13,141	—	—	—	13,141
Investment in subsidiaries	(133,203)	66,983	—	—	66,220	—
Due from parent	—	1,286	—	—	—	1,286
Other long-term assets	—	31,659	—	94	—	31,753

Total assets	$(133,203)	$351,736	$23,275	$52,190	$64,806	$358,804

Liabilities and (deficit) equity
Accounts payable	$—	$19,738	$—	$2,272	$—	$22,010
Intercompany accounts payable	—	—	—	1,414	(1,414)	—
Accrued expenses	—	17,780	—	3,169	—	20,949
Income tax payable	—	1,595	—	(113)	—	1,482
Deferred revenue	—	3,712	—	206	—	3,918

Total current liabilities	—	42,825	—	6,948	(1,414)	48,359
Asset retirement obligation	—	4,737	—	131	—	4,868
Long-term debt, net	—	398,629	—	—	—	398,629
Deferred tax liability	—	—	—	931	—	931
Other long-term liabilities	—	38,748	—	472	—	39,220

Total liabilities	—	484,939	—	8,482	(1,414)	492,007
(Deficit) equity	(133,203)	(133,203)	23,275	43,708	66,220	(133,203)

Total liabilities and (deficit) equity	$(133,203)	$351,736	$23,275	$52,190	$64,806	$358,804

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Three Months Ended June 30, 2012

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$40,993	$—	$17,018	$(3,966)	$54,045
License and other revenues	—	2,716	—	—	—	2,716

Total revenues	—	43,709	—	17,018	(3,966)	56,761
Cost of goods sold	—	37,638	—	14,954	(3,966)	48,626

Gross profit	—	6,071	—	2,064	—	8,135
Operating expenses
General and administrative expenses	—	7,241	20	499	—	7,760
Sales and marketing expenses	—	7,982	—	933	—	8,915
Research and development expenses	—	10,364	—	45	—	10,409
Proceeds from manufacturer	—	(3,900)	—	—	—	(3,900)

Operating income (loss)	—	(15,616)	(20)	587	—	(15,049)
Interest expense, net	—	(10,519)	—	52	—	(10,467)
Other income, net	—	392	—	(111)	—	281
Equity in earnings (losses) of affiliates	(24,628)	650	—	—	23,978	—

Income (loss) before income taxes	(24,628)	(25,093)	(20)	528	23,978	(25,235)
Provision (benefit) for income taxes	—	(465)	7	(149)	—	(607)

Net income (loss)	$(24,628)	$(24,628)	$(27)	$677	$23,978	$(24,628)

Foreign currency translation, net of taxes	—	—	—	(689)	—	(689)
Equity in other comprehensive income (loss) of subsidiaries	(689)	(689)	—	—	1,378	—

Total comprehensive (loss) income	$(25,317)	$(25,317)	$(27)	$(12)	$25,356	$(25,317)

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Three Months Ended June 30, 2011

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$76,649	$—	$19,417	$(7,788)	$88,278
License and other revenues	—	2,141	—	—	—	2,141

Total revenues	—	78,790	—	19,417	(7,788)	90,419
Cost of goods sold	—	78,606	—	16,627	(7,788)	87,445
Loss on firm purchase commitment	—	1,879	—	—	—	1,879

Gross profit	—	(1,695)	—	2,790	—	1,095
Operating expenses
General and administrative expenses	—	6,509	20	593	—	7,122
Sales and marketing expenses	—	9,444	—	1,258	—	10,702
Research and development expenses	—	10,061	—	281	—	10,342

Operating income (loss)	—	(27,709)	(20)	658	—	(27,071)
Interest expense, net	—	(10,511)	—	78	—	(10,433)
Other income, net	—	445	—	—	—	445
Equity in earnings (losses) of affiliates	(22,313)	914	—	—	21,399	—

Income (loss) before income taxes	(22,313)	(36,861)	(20)	736	21,399	(37,059)
Provision (benefit) for income taxes	—	(14,548)	(7)	(191)	—	(14,746)

Net income (loss)	$(22,313)	$(22,313)	$(13)	$927	$21,399	$(22,313)

Foreign currency translation, net of taxes	—	—	—	232	—	232

Total comprehensive (loss) income	$(22,313)	$(22,313)	$(13)	$1,159	$21,399	$(22,081)

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Six Months Ended June 30, 2012

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$112,042	$—	$33,958	$(9,324)	$136,676
License and other revenues	—	5,436	—	—	—	5,436

Total revenues	—	117,478	—	33,958	(9,324)	142,112
Cost of goods sold	—	80,598	—	29,887	(9,324)	101,161

Gross profit	—	36,880	—	4,071	—	40,951
Operating expenses
General and administrative expenses	—	15,786	40	1,133	—	16,959
Sales and marketing expenses	—	16,995	—	1,913	—	18,908
Research and development expenses	—	20,683	—	88	—	20,771
Proceeds from manufacturer	—	(33,814)	—	—	—	(33,814)

Operating income (loss)	—	17,230	(40)	937	—	18,127
Interest expense, net	—	(20,966)	—	153	—	(20,813)
Other income, net	—	655	—	(69)	—	586
Equity in earnings (losses) of affiliates	(3,730)	870	—	—	2,860	—

Income (loss) before income taxes	(3,730)	(2,211)	(40)	1,021	2,860	(2,100)
Provision (benefit) for income taxes	—	1,519	—	111	—	1,630

Net income (loss)	$(3,730)	$(3,730)	$(40)	$910	$2,860	$(3,730)

Foreign currency translation, net of taxes	—	200	—	(22)	—	178
Equity in other comprehensive income (loss) of subsidiaries	178	(22)	—	—	(156)	—

Total comprehensive (loss) income	$(3,552)	$(3,552)	$(40)	$888	$2,704	$(3,552)

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Six Months Ended June 30, 2011

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$158,345	$—	$39,426	$(13,537)	$184,234
License and other revenues	—	4,304	—	—	—	4,304

Total revenues	—	162,649	—	39,426	(13,537)	188,538
Cost of goods sold	—	119,672	—	33,361	(13,537)	139,496
Loss on firm purchase commitment	—	1,879	—	—	—	1,879

Gross profit	—	41,098	—	6,065	—	47,163
Operating expenses
General and administrative expenses	—	13,925	40	1,289	—	15,254
Sales and marketing expenses	—	17,782	—	2,315	—	20,097
Research and development expenses	—	20,454	—	393	—	20,847

Operating income (loss)	—	(11,063)	(40)	2,068	—	(9,035)
Interest expense, net	—	(17,517)	—	147	—	(17,370)
Other income, net	—	860	—	83	—	943
Equity in earnings (losses) of affiliates	(15,966)	2,197	—	—	13,769	—

Income (loss) before income taxes	(15,966)	(25,523)	(40)	2,298	13,769	(25,462)
Provision (benefit) for income taxes	—	(9,557)	(14)	75	—	(9,496)

Net income (loss)	$(15,966)	$(15,966)	$(26)	$2,223	$13,769	$(15,966)

Foreign currency translation, net of taxes	—	—	—	627	—	627

Total comprehensive (loss) income	$(15,966)	$(15,966)	$(26)	$2,850	$13,769	$(15,339)

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information

Six Months Ended June 30, 2012

	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$—	$23,248	$—	$2,313	$(4,723)	$20,838

Cash flows from investing activities
Purchase of certificate of deposit	—	(225)	—	—	—	(225)
Capital expenditures	—	(3,067)	—	(125)	—	(3,192)

Cash provided by (used in) investing activities	—	(3,292)	—	(125)	—	(3,417)

Cash flows from financing activities
Payments on note payable	—	(914)	—	—	—	(914)
Payments of deferred financing costs	—	(198)	—	—	—	(198)
Payment of dividend	—	—	—	(4,723)	4,723	—

Cash used in financing activities	—	(1,112)	—	(4,723)	4,723	(1,112)

Effect of foreign exchange rate on cash	—	—	—	(43)	—	(43)

Increase (decrease) in cash and cash equivalents	—	18,844	—	(2,578)	—	16,266
Cash and cash equivalents, beginning of period	—	20,474	—	20,133	—	40,607

Cash and cash equivalents, end of period	$—	$39,318	$—	$17,555	$—	$56,873

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information

Six Months Ended June 30, 2011

	Company	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$600	$4,447	$—	$1,628	$(600)	$6,075

Cash flows from investing activities
Capital expenditures	—	(5,079)	—	(127)	—	(5,206)
Proceeds from dividend	149,400	—	—	—	(149,400)	—

Cash provided by (used in) investing activities	149,400	(5,079)	—	(127)	(149,400)	(5,206)

Cash flows from financing activities
Proceeds from issuance of debt, net	—	152,250	—	—	—	152,250
Consent solicitation fee	—	(3,750)	—	—	—	(3,750)
Payments of deferred financing costs	—	(5,368)	—	—	—	(5,368)
Payment of dividend	(150,000)	(150,000)	—	—	150,000	(150,000)

Cash used in financing activities	(150,000)	(6,868)	—	—	150,000	(6,868)

Effect of foreign exchange rate on cash	—	—	—	781	—	781

Increase (decrease) in cash and cash equivalents	—	(7,500)	—	2,282	—	(5,218)
Cash and cash equivalents, beginning of period	—	19,079	—	13,927	—	33,006

Cash and cash equivalents, end of period	$—	$11,579	$—	$16,209	$—	$27,788

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

        Some of the statements contained in this quarterly report are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, including, in particular, statements about our plans, strategies, prospects and industry estimates. These statements identify prospective information and include words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "should," "predicts," "hopes" and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our liquidity, including our belief that our existing cash, cash equivalents and anticipated revenues are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months; (ii) our outlook and expectations including, without limitation, in connection with continued market expansion and penetration for our commercial products, including DEFINITY, Ablavar and TechneLite; (iii) expected new product launch dates and market exclusivity periods; (iv) outlook and expectations related to supply challenges for product manufactured at Ben Venue Laboratories, Inc., or BVL; and (v) supply availability from new manufacturers. The foregoing is not an exclusive list of all forward-looking statements we make. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this quarterly report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

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

  •
  our potential inability to compete effectively;

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

  •
  potential liability associated with our marketing and sales practices;

  •
  the occurrence of any side effects with our products;

  •
  our inability to introduce new products and adapt to an evolving technology and diagnostic landscape, such as the much slower than anticipated market acceptance of Ablavar;

  •
  our exposure to potential product liability claims and environmental liability;

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

        In the United States, our nuclear imaging products, including Cardiolite and TechneLite, are primarily distributed through over 350 radiopharmacies that are controlled by or associated with Cardinal, UPPI, Triad Isotopes, Inc., or Triad, and GE Healthcare. A small portion of our sales of nuclear imaging products in the United States are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical capabilities. Sales of our contrast agents, including DEFINITY, are made through our direct sales force of approximately 84 people in the United States. Outside the United States, we own five radiopharmacies in Canada and two radiopharmacies in each of Puerto Rico and Australia. We also maintain a direct sales force in each of these countries. In the rest of the world, we rely on third-party distributors to market, distribute and sell our nuclear imaging and contrast agent products, either on a country-by-country basis or on a multi-country regional basis.

        The following table sets forth our revenue derived from our principal products:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2012	%	2011	%	2012	%	2011	%
Cardiolite	$6,412	11.3	$19,114	21.1	$16,222	11.4	$41,821	22.2
TechneLite	26,235	46.2	31,587	34.9	57,608	40.5	67,530	35.8
DEFINITY	2,678	4.7	17,305	19.2	22,847	16.1	33,466	17.8
Other	21,436	37.8	22,413	24.8	45,435	32.0	45,721	24.2

Total revenues	$56,761	100.0	$90,419	100.0	$142,112	100.0	$188,538	100.0

        Included in Cardiolite is branded Cardiolite and generic sestamibi, some of which that we produce and some of which we procure from third parties.

Key Factors Affecting Our Results

        Our business and financial performance have been, and continue to be, affected by the following:

Inventory Supply

        We currently rely on BVL for sole source manufacturing of DEFINITY and Neurolite. We also rely on BVL as our primary manufacturer of our Cardiolite product supply. In July 2010, BVL implemented a planned shutdown of the facility where it manufactures products for a number of customers, including us, in order to upgrade the facility to meet certain regulatory requirements. In anticipation of this shutdown, BVL manufactured for us additional inventory of these products to meet our expected needs during the shutdown period which was anticipated to end in March 2011. Because the shutdown and restart activities took substantially longer than anticipated by either BVL or us, we could not meet all of the demand for certain products during the second half of 2011 and the first half of 2012, resulting in overall revenue decline in comparison to the prior periods. BVL resumed manufacturing certain of our products in May 2012. After BVL released the first lot of newly-manufactured DEFINITY in June 2012, we shipped product to our customers in late June and early July. We are currently working closely with BVL to complete the quality review and commercial release process for the remaining lots BVL has recently manufactured for us, a process we believe should be completed in the next several weeks. We continue to work to restore full and normal production of all of our BVL-manufactured products as well as to build a sufficient inventory to appropriately serve all of our customers. We can give no assurances that the remaining product that BVL has recently manufactured for us will successfully complete the quality review and commercial release process, or that BVL will be able to manufacture product for us on a timely and consistent basis in the future.

        We have also expedited a number of technology transfer programs to secure and qualify production of our BVL-manufactured products to alternate contract manufacturing sites. Currently, we are utilizing an alternate manufacturer for Cardiolite and have entered into separate manufacturing and supply agreements with Jubilant HollisterStier ("JHS") for the manufacture of each of DEFINITY, Cardiolite and Neurolite. We are also pursuing new manufacturing relationships to establish and secure additional long-term or alternative suppliers of Cardiolite, Neurolite and DEFINITY, but we are uncertain of the timing as to when the new arrangements with JHS and any other supply arrangement would provide meaningful quantities of product to us. If BVL is not able to provide us adequate product supply for a further prolonged period of time, we are unable to regain sufficient market share, or we are not able to obtain adequate amounts of such products from alternate suppliers (including DEFINITY, Cardiolite and Neurolite from JHS), our financial results will be negatively impacted and we will need to implement additional expense reductions such as a potential delay of discretionary spending including possible reductions in sales and marketing and research and development activities, as well as other operating and strategic initiatives.

Global Moly Supply

        Historically, our largest supplier of Moly, our highest volume raw material, has been Nordion, which has relied on the NRU reactor in Chalk River, Ontario. This reactor was off-line from May 2009 until August 2010 due to a heavy water leak in the reactor vessel. As part of the conditions for the recent relicensing of the NRU reactor from 2011 to 2016, the Canadian government has asked Atomic Energy of Canada Limited, or AECL, to shut down the reactor for at least four weeks at least once a year for inspection and maintenance. The scheduled 2012 shutdown period ran from mid-April 2012 until mid-May 2012, and during such period we were able to fulfill substantially all of our customer demand for Moly from our other suppliers.

        During the 2009 to 2010 period when the NRU reactor was off-line, instability in the global supply of Moly and supply shortages resulted in substantial volatility in the cost of Moly in comparison to historical costs. We were able to pass some of these Moly cost increases on to our customers through our customer contracts. Additionally, the instability in the global supply of Moly during such period resulted in Moly producers requiring, in exchange for fixed Moly prices, supply minimums in the form of take-or-pay obligations. With less Moly, we manufactured fewer TechneLite generators for radiopharmacies and hospitals to make up unit doses of Cardiolite, resulting in decreased sales of TechneLite and Cardiolite in favor of other diagnostic modalities that did not use Moly during the 2009 to 2010 period when the NRU reactor was off-line.

Growth of DEFINITY

        We believe the market opportunity for our contrast agent, DEFINITY, remains quite significant. As we better educate the physician and healthcare provider community about the benefits and risks of this product, we believe we will experience further penetration of suboptimal echocardiograms. Prior to the supply issues with BVL, sales of DEFINITY have continually increased quarter over quarter since June 2008, when we were able to modify the boxed warning on DEFINITY. Unit sales of DEFINITY had decreased substantially in late 2007 and early 2008 as a result of an FDA request in October 2007 that all manufacturers of ultrasound contrast agents add a boxed warning to their products to notify physicians and patients about potentially serious safety concerns or risks posed by the products. However, in May 2008, the boxed warning was modified by the FDA in response to the substantial advocacy efforts of prescribing physicians. Since then, DEFINITY sales have continually increased quarter over quarter. In October 2011, we received FDA approval of further modifications to the DEFINITY label, including: further relaxing the boxed warning; eliminating the sentence in the Indication and Use section "The safety and efficacy of DEFINITY with exercise stress or pharmacologic stress testing have not been established" (previously added in October 2007 in connection with the imposition of the box warning); and including summary data from the post-approval CaRES (Contrast echocardiography Registry for Safety Surveillance) safety registry and the post-approval pulmonary hypertension study. DEFINITY is currently the only echocardiography contrast agent able to benefit from these label modifications. However, as discussed above under "Inventory Supply", until we are able to restore full and normal production of all of our BVL-manufactured products with BVL or alternate suppliers, as well as to build sufficient inventory to appropriately serve all of our customers, the continued growth of our DEFINITY sales will be negatively impacted.

Demand for TechneLite

        Following the global Moly supply challenge in 2009-2010, we have experienced reduced demand for TechneLite generators from pre-shortage levels even though volume has increased in absolute terms from shortage levels following the return of our normal Moly supply in August 2010. Although, we do not know if Technetium demand will ever return to pre-shortage levels, we believe we will experience some increase in sales of TechneLite generators.

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

Cardiolite Competitive Pressures

        Cardiolite's market exclusivity expired in July 2008. In September 2008, the first of several competing generic products to Cardiolite was launched. With continued pricing pressure from generic competitors, we also sell our Cardiolite product in the form of a generic sestamibi at the same time as we continue to sell branded Cardiolite throughout the MPI segment. We believe this strategy of selling branded as well as generic sestamibi allows us to maintain total segment share by having multiple sestamibi offerings that are attractive in terms of brand, as well as price.

        In addition to pricing pressure due to generics, our Cardiolite products have also faced a share decline in the MPI segment due to a change in professional society appropriateness guidelines, on-going reimbursement pressures, the limited availability of Moly during the NRU reactor shutdown, the limited availability of Cardiolite products to us during the BVL outage, and the increase in use of other diagnostic modalities as a result of a shift to more available imaging agents and modalities. Prior to the BVL-related supply challenges, we believe we had been able to maintain share for our branded product in a generic segment, because of brand awareness, loyalty to the agent within the cardiology community and our strong relationships with our distribution partners.

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

Executive Overview

        The following have impacted our results in the three and six months ended June 30, 2012:

  •
  limited supply of DEFINITY, Cardiolite and Neurolite product inventory as a result of the BVL shutdown, and a higher cost of goods sold for Cardiolite because of more expensive sourcing from our current alternate manufacturer of Cardiolite and from our third party manufacturers of generic sestamibi;

  •
  continued generic competition to Cardiolite;

  •
  limited Ablavar revenues to offset costs related to the launch and commercialization of the product;

  •
  underabsorption of manufacturing overhead due to BVL outage;

  •
  action taken on March 1, 2012 to reduce our workforce in an effort to reduce costs and increase operating efficiency; and

  •
  receipt of $34.2 million from BVL to compensate us for business losses under (i) a Settlement and Mutual Release Agreement (the "Settlement Agreement"), (ii) a Transition Services Agreement (the "Transition Services Agreement"), and (iii) a Manufacturing and Service Contract (the "Manufacturing and Service Contract").

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

        For the remainder of 2012, until we are able to restore full and normal production of all of our BVL-manufactured products, as well as to build sufficient inventory to appropriately serve all of our customers, or obtain adequate supply from JHS, our results of operations will be negatively impacted. We believe this will be partially mitigated following the return of sustained DEFINITY supply and the expected continuation of DEFINITY sales growth.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Net product revenues	$54,045	$88,278	$136,676	$184,234
License and other revenues	2,716	2,141	5,436	4,304

Total revenues	56,761	90,419	142,112	188,538
Cost of goods sold	48,626	87,445	101,161	139,496
Loss on firm purchase commitment	—	1,879	—	1,879

Total cost of goods sold	48,626	89,324	101,161	141,375

Gross profit	8,135	1,095	40,951	47,163

Operating expenses
General and administrative expenses	7,760	7,122	16,959	15,254
Sales and marketing expenses	8,915	10,702	18,908	20,097
Research and development expenses	10,409	10,342	20,771	20,847
Proceeds from manufacturer	(3,900)	—	(33,814)	—

Total operating expenses	23,184	28,166	22,824	56,198

Operating (loss) income	(15,049)	(27,071)	18,127	(9,035)
Interest expense, net	(10,467)	(10,433)	(20,813)	(17,370)
Other income, net	281	445	586	943

Loss before income taxes	(25,235)	(37,059)	(2,100)	(25,462)
Provision (benefit) for income taxes	(607)	(14,746)	1,630	(9,496)

Net loss	$(24,628)	$(22,313)	$(3,730)	$(15,966)

Foreign currency translation, net of taxes	(689)	232	178	627

Total comprehensive loss	$(25,317)	$(22,081)	$(3,552)	$(15,339)

Revenues

        Revenues are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
United States
Cardiolite	$511	$11,770	$4,491	$27,158
TechneLite	22,758	27,215	50,695	58,403
DEFINITY	2,683	17,038	22,448	32,919
Other currently marketed products	8,225	9,551	16,803	19,807

Total U.S. product revenue	34,177	65,574	94,437	138,287
License and other revenues	2,709	2,141	5,429	4,304

Total U.S. revenues	$36,886	$67,715	$99,866	$142,591

International
Cardiolite	$5,901	$7,344	$11,731	$14,663
TechneLite	3,477	4,372	6,913	9,127
DEFINITY	(5)	267	399	547
Other currently marketed products	10,495	10,721	23,196	21,610

Total International product revenue	19,868	22,704	42,239	45,947
License and other revenues	7	—	7	—

Total International revenues	19,875	22,704	42,246	45,947

Product revenue	54,045	88,278	136,676	184,234
License and other revenue	2,716	2,141	5,436	4,304

Total revenue	$56,761	$90,419	$142,112	$188,538

        Total revenues decreased $33.7 million, or 37.2%, to $56.8 million in the three months ended June 30, 2012 as compared to $90.4 million in the three months ended June 30, 2011. U.S. segment revenue decreased $30.8 million, or 45.5%, to $36.9 million in the same period, as compared to $67.7 million in the prior year. International segment revenue decreased $2.8 million, or 12.5%, to $19.9 million in the same period, as compared to $22.7 million in the prior year.

        Total revenues decreased $46.4 million, or 24.6%, to $142.1 million in the six months ended June 30, 2012 as compared to $188.5 million in the six months ended June 30, 2011. U.S. segment revenue decreased $42.7 million, or 30.0%, to $99.9 million in the same period, as compared to $142.6 million in the prior year. International segment revenue decreased $3.7 million, or 8.1%, to $42.2 million in the same period, as compared to $45.9 million in the prior year.

        The decrease in revenue for the three and six months ended June 30, 2012 was primarily due to the BVL shutdown impacting our supply of DEFINITY, Cardiolite, and Neurolite. See "Key Factors Affecting Our Results—Inventory Supply." TechneLite sales decreased given lower volume. Offsetting these decreases were increases in revenue for the U.S. segment of Xenon, as a result of price increases. Additional increases in revenue relating only to the six month period ended June 30, 2012 for the International segment related to ligand revenue, an Active Pharmaceutical Ingredient ("API") for Neurolite.

Rebates, Discounts and Allowances

        Estimates for rebates, discounts and allowances represent our estimated obligations under contractual arrangements with third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction in product revenue and the establishment of a liability which is included in accrued expenses in the accompanying consolidated balance sheets. These rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs for certain products, administration fees of group purchasing organizations and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third party's buying patterns and the resulting applicable contractual rebate or commission rate(s) to be earned over a contractual period.

        Revenue reserves are categorized as rebates or allowances. An analysis of the amount of, and change in, reserves is summarized as follows:

(dollars in thousands)	Rebates	Allowances	Total
Balance, as of January 1, 2011	$910	$101	$1,011
Current provisions relating to revenues in current year	3,672	474	4,146
Adjustments relating to prior years' estimate	(116)	—	(116)
Payments/credits relating to revenues in current year	(2,617)	(441)	(3,058)
Payments/credits relating to revenues in prior years	(493)	(101)	(594)

Balance, as of December 31, 2011	1,356	33	1,389
Current provisions relating to revenues in current year	1,377	164	1,541
Adjustments relating to prior years' estimate	20	—	20
Payments/credits relating to revenues in current year	(902)	(128)	(1,030)
Payments/credits relating to revenues in prior years	(566)	(35)	(601)

Balance, as of June 30, 2012	$1,285	$34	$1,319

        Sales rebates and other accruals were approximately $1.3 million and $1.4 million at June 30, 2012 and December 31, 2011, respectively. The increase in the accrual resulted principally from the full year impact in 2011 of the addition of contracts with rebate rights in the second half of 2010. In October 2010, we entered into a Medicaid Drug Rebate Agreement for certain of our products which did not have a material impact on our results of operations. If the demand for these products through the Medicaid program increases in the future, our rebates associated with this program could increase and could have a material impact on future results of operations.

Costs of Goods Sold

        Cost of goods sold consists of manufacturing, distribution, definite lived intangible asset amortization and other costs related to our commercial products. In addition, it includes the write off of excess and obsolete inventory.

        Cost of goods sold is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
United States	$34,292	$75,820	$72,942	$113,977
International	14,334	13,504	28,219	27,398

Total Cost of Goods Sold	$48,626	$89,324	$101,161	$141,375

        Total costs of goods sold decreased $40.7 million, or 45.6%, to $48.6 million in the three months ended June 30, 2012 as compared to $89.3 million in the three months ended June 30, 2011. U.S. segment costs of goods sold decreased $41.5 million, or 54.8%, to $34.3 million in the same period, as compared to $75.8 million in the prior year. International segment costs of goods sold increased

$0.8 million, or 6.1%, to $14.3 million in the same period, as compared to $13.5 million in the prior year.

        Total costs of goods sold decreased $40.2 million, or 28.4%, to $101.2 million in the six months ended June 30, 2012 as compared to $141.4 million in the six months ended June 30, 2011. U.S. segment costs of goods sold decreased $41.0 million, or 36.0%, to $72.9 million in the same period, as compared to $113.9 million in the prior year. International segment costs of goods sold increased $0.8 million, or 3.0%, to $28.2 million in the same period, as compared to $27.4 million in the prior year.

        The primary contributing factor to the decrease in cost of goods in the three and six months ended June 30, 2012 for the U.S. segment were prior period write-offs totaling $38.9 million for Ablavar intangible property, inventory and recording of loss contract reserves, reduced product costs in 2012 as a result of lower TechneLite, DEFINITY and Cardiolite sales and lower intangible amortization expense. These decreases were offset in part, by increases of $1.9 million and $3.0 million in the three and six months, respectively, associated with technology transfer costs related to DEFINITY.

        The increase in cost of goods in the three and six months ended June 30, 2012 for the International segment was primarily due to higher manufacturing costs in our radiopharmacies, as well as a temporary increase associated with third party sestamibi being utilized by radiopharmacies as a result of the lack of Cardiolite supply.

Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
United States	$2,594	$(8,105)	$26,924	$28,614
International	5,541	9,200	14,027	18,549

Total Gross Profit	$8,135	$1,095	$40,951	$47,163

        Total gross profit increased $7.0 million, or 642.9%, to $8.1 million in the three months ended June 30, 2012 as compared to $1.1 million in the three months ended June 30, 2011. U.S. segment gross profit increased $10.7 million, or 132.0%, to $2.6 million in the same period, as compared to a loss of $8.1 million in the prior year. International segment gross profit decreased $3.7 million, or 39.8%, to $5.5 million in the same period, as compared to $9.2 million in the prior year.

        Total gross profit decreased $6.2 million, or 13.2%, to $41.0 million in the six months ended June 30, 2012 as compared to $47.2 million in the six months ended June 30, 2011. U.S. segment gross profit decreased $1.7 million, or 5.9%, to $26.9 million in the same period, as compared to $28.6 million in the prior year. International segment gross profit decreased $4.5 million, or 24.4%, to $14 million in the same period, as compared to $18.5 million in the prior year.

        The increase in gross profit in the three months ended June 30, 2012 for the U.S. segment was due to prior period Ablavar write-offs noted above and lower intangible amortization expense. These lower expenses were partially offset by decreased profits from TechneLite due to lower volume. We also experienced lower profits from DEFINITY, Cardiolite and Neurolite caused by supply issues resulting from the BVL shutdown.

        The decrease in gross profit in the six months ended June 30, 2012 for the U.S. segment was due to lower profits from DEFINITY, Cardiolite and Neurolite caused by supply issues resulting from the BVL shutdown. We also experienced decreased profits from TechneLite due to lower volume. These decreases were partially offset by prior period write-offs totaling $38.9 million for Ablavar intangible property, inventory and the recording of a loss contract during the three and six months ended June 30,

2011. We incurred less intangible amortization expense since a number of our intangibles are amortized on an accelerated method. In addition, we earned higher profits on Xenon due to price increases.

        The decrease in gross profit in the three and six months ended June 30, 2012 for our International segment was a result of lower Cardiolite volumes related to the product shortage in certain markets and lower TechneLite volume. These decreases were partially offset by increases in gross profit due to generic sestamibi purchased from third parties as a temporary substitute for Cardiolite. Relating only to the six month period, we incurred higher profits in 2012 from Neurolite ligand which is unaffected by the product shortage.

General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
United States	$7,261	$6,529	$15,825	$13,965
International	499	593	$1,134	1,289

Total General and Administrative	$7,760	$7,122	$16,959	$15,254

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

        Total general and administrative expense increased $0.7 million, or 9.0%, to $7.8 million in the three months ended June 30, 2012, as compared to $7.1 million in the three months ended June 30, 2011. In the U.S. segment, general and administrative expense increased $0.8 million, or 11.2%, to $7.3 million, as compared to $6.5 million in the prior year period. In the International segment, general and administrative expenses decreased $0.1 million, or 15.9%, to $0.5 million, as compared to $0.6 million in the prior year period.

        Total general and administrative expense increased $1.7 million, or 11.2%, to $17.0 million in the six months ended June 30, 2012, as compared to $15.3 million in the six months ended June 30, 2011. In the U.S. segment, general and administrative expense increased $1.9 million, or 13.3%, to $15.8 million, as compared to $13.9 million in the prior year period. In the International segment, general and administrative expenses decreased $0.2 million, or 12.0%, to $1.1 million, as compared to $1.3 million in the prior year period.

        The increase in general and administrative expense in the three and six months ended June 30, 2012 for the U.S. segment was primarily due to external legal fees in connection with our suit seeking to recover business interruption losses. In addition, we saw an increase in general and administrative expense due to modifications to stock option agreements, contractor support, recruitment expense and severance costs related to a reduction in workforce in the first quarter of 2012. Relating only to the three month period ended June 30, 2012, we saw a decrease in variable compensation during the second quarter of 2011. Offsetting these increases in the three and six month period was an overall lower external support for information technology and accounting services.

        The decrease in general and administrative expense in the three and six months ended June 30, 2012 for the International segment was primarily due to attrition in workforce during the second quarter of 2012 and a recovery of bad debt during the first half of 2012.

Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
United States	$7,789	$9,307	$16,697	$17,450
International	$1,126	1,395	$2,211	2,647

Total Sales and Marketing	$8,915	$10,702	$18,908	$20,097

        Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, business development, and customer service functions. Other costs in sales and marketing expense include the development and printing of advertising and promotional material, professional services, market research, and sales meetings.

        Total sales and marketing expense decreased $1.8 million, or 16.7%, to $8.9 million in the three months ended June 30, 2012, as compared to $10.7 million in the three months ended June 30, 2011. In the U.S. segment, sales and marketing expense decreased $1.5 million, or 16.3%, to $7.8 million, as compared to $9.3 million in the prior year period. In the International segment, sales and marketing expenses decreased $0.3 million, or 19.3%, to $1.1 million, as compared to $1.4 million in the prior year period.

        Total sales and marketing expense decreased $1.2 million, or 5.9%, to $18.9 million in the six months ended June 30, 2012, as compared to $20.1 million in the six months ended June 30, 2011. In the U.S. segment, sales and marketing expense decreased $0.8 million, or 4.3%, to $16.7 million, as compared to $17.5 million in the prior year period. In the International segment, sales and marketing expenses decreased $0.4 million, or 16.5%, to $2.2 million, as compared to $2.6 million in the prior year period.

        The decrease in sales and marketing expense in the three and six months ended June 30, 2012 for the U.S. segment was primarily due to lower salary and other personnel cost in 2012 related to a workforce reduction during the second quarter of 2011 and overall lower expense on sales and marketing activities due to decreased inventory supply resulting from the prolonged BVL outage, which was offset by the reversal of stock-based compensation in the first quarter of 2011. In addition, relating only to the three month period ended June 30, 2012 was a decrease in variable compensation during the second quarter of 2011.

        The decrease in sales and marketing expense in the three and six months ended June 30, 2012 for the International segment was primarily due to a transfer of workforce to the U.S. segment during 2012 and lower expense on sales and marketing activities due to decreased inventory supply resulting from the prolonged BVL outage.

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
United States	$10,362	$10,061	$20,682	$20,454
International	47	281	89	393

Total Research and Development	$10,409	$10,342	$20,771	$20,847

        Total research and development expense increased $0.1 million, or 0.6%, to $10.4 million in the three months ended June 30, 2012, as compared to $10.3 million in the three months ended June 30, 2011. In the U.S. segment, research and development expense increased $0.3 million, or 3.0%, to $10.4 million, as compared to $10.1 million in the prior year period. In the International segment, research and development expenses decreased $0.2 million, or 83.3%, to $47,000, as compared to $0.3 million in the prior year period.

        Total research and development expense decreased $0.1 million, or 0.4%, to $20.7 million in the six months ended June 30, 2012, as compared to $20.8 million in the six months ended June 30, 2011. In the U.S. segment, research and development expense increased $0.2 million, or 1.1%, to $20.7 million, as compared to $20.5 million in the prior year period. In the International segment, research and development expenses decreased $0.3 million, or 77.4%, to $0.1 million, as compared to $0.4 million in the prior year period.

        The increase in research and development expense in the three and six months ended June 30, 2012 for the U.S. segment was primarily due to the timing of clinical activity related to our flurpiridaz F 18 program as we continued to actively enroll patients and activate sites for our Phase III trial. During the same period in 2011, we were primarily in the planning and preparation stage for our flurpiridaz F 18 Phase III trial enrolling first patient during the second quarter of 2011. This increase in clinical activity in 2012 resulted in increased external costs related to our clinical research organization ("CRO"), investigator expense, drug products, lab supplies, and consultants. Offsetting these increases, were decreases caused by our reduction in workforce in the second quarter of 2011. In addition, relating only to the three month period ended June 30, 2012 was a decrease in variable compensation in the second quarter of 2011.

        The decrease in research and development expense in the three and six months ended June 30, 2012 for the International segment was primarily due to our reduction in workforce in the second quarter of 2011.

        During the second quarter of 2012, we reached an agreement with the U.S. Food and Drug Administration on a Special Protocol Assessment ("SPA") for the second flurpiridaz F 18 Phase III clinical trial and currently anticipate the program to start during the second half of 2012 as we continue our planning and preparation for the trial. We anticipate that our research and development expenses for the balance of 2012 will primarily relate to the support of our flurpiridaz F 18 Phase III program.

Proceeds from Manufacturer

        For the three and six months ended June 30, 2012 compared to the same period in 2011, proceeds from manufacturer increased by $3.9 million and $33.8 million, respectively, as a result of the receipt of the $30.0 million from BVL to compensate us for business losses and an additional $4.2 million under the Transition Services Agreement. During the first quarter of 2012, BVL and LMI terminated their original manufacturing agreement and entered into the Settlement Agreement, the Transition Services Agreement and the Manufacturing and Services Contract.

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Interest expense	$(10,519)	$(10,511)	$(20,966)	$(17,518)
Interest income	52	78	153	148
Other income, net	281	445	586	943

Total other income (expense), net	$(10,186)	$(9,988)	$(20,227)	$(16,427)

Interest Expense

        For the three and six months ended June 30, 2012 compared to the same period in 2011, interest expense increased by $8,000 and $3.5 million, respectively, as a result of the issuance of the Notes in March 2011. See Note 10, "Financing Arrangements" to our unaudited condensed consolidated financial statements.

  Interest Income

        For the three and six months ended June 30, 2012, compared to the same period in 2011, interest income decreased by $26,000 and increased by $5,000, respectively, as a result of the change in balances in interest bearing accounts.

  Other Income, net

        For the three and six months ended June 30, 2012 compared to the same period in 2011, other income decreased by $0.2 million and $0.4 million, respectively, primarily due to the change in foreign currency exchange rates.

(Benefit) Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
(Benefit) provision for income taxes	$(607)	$(14,746)	$1,630	$(9,496)

        For the three and six months ended June 30, 2012, compared to the same period in 2011, income tax expense increased due primarily to lower pretax losses. Our annualized effective tax rate for 2012 is estimated to be 16.68%. Our tax provision for the period ending June 30, 2012 consisted of $0.2 million associated with current year earnings and $1.4 million associated with discrete events. Of the discrete events, approximately $1.0 million related to additional interest on uncertain tax positions.

Liquidity and Capital Resources

Cash Flows

        The following table provides information regarding our cash flows:

	Six Months Ended June 30,
(dollars in thousands)	2012	2011	$ Change
Cash provided by (used in):
Operating activities	$20,838	$6,075	$14,763
Investing activities	$(3,417)	$(5,206)	$1,789
Financing activities	$(1,112)	$(6,868)	$5,756

Net Cash Provided by Operating Activities

        Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash provided by operating activities is primarily driven by our earnings and changes in working capital. The increase in cash provided by operating activities for the six months ended June 30, 2012 as compared to 2011 was primarily driven by the receipt of the $34.2 million BVL settlement less the impact of decreased unit sales associated with the BVL shutdown. Favorable operating cash was also driven by an amended purchase agreement for one of our products of which $15.0 million of required purchases were made during the six months ended June 30, 2011, versus $0 for the six months ended June 30, 2012.

Net Cash Used in Investing Activities

        Net cash used in investing activities in the six months ended June 30, 2012 and 2011 primarily reflect the purchase of property and equipment.

Net Cash Used in Financing Activities

        Our primary historical uses of cash in financing activities are principal payments on our term loan and line of credit as well as dividends to Holdings, our parent. On March 21, 2011, we issued an additional $150.0 million of Notes at 9.750% per annum.

Internal Sources of Liquidity

        Our internal sources of liquidity are derived from cash and cash equivalents of $56.9 million as of June 30, 2012, as well as revenues primarily from the sale of Cardiolite, Technelite and DEFINITY.

External Sources of Liquidity

        Since 2010, in addition to revenues provided by the sales of our products, our primary source of external liquidity has been the proceeds from the issuance of the $400.0 million 9.750% Senior Notes due in May of 2017. In addition to the Notes, we have an outstanding $42.5 million revolving credit facility (the "Facility") that bears interest at either LIBOR plus 3.75% or the Reference Rate (as defined in the agreement) plus 2.75%. The Facility expires on May 10, 2014, at which time all outstanding borrowings are due and payable.

        As of June 30, 2012, we were in compliance with all applicable financial covenants. As of June 30, 2012 and the date hereof, there were no amounts outstanding under the Facility (other than an $8.8 million unfunded Standby Letter of Credit) and the aggregate borrowing capacity was $33.7 million. The availability under the Facility decreased in the quarter ended June 30, 2012 due to the Company increasing the unfunded Standby Letter of Credit from $4.4 million to $8.8 million to support a surety bond related to a statutory decommissioning obligation we have in connection with our Billerica facility, and expires on February 2, 2013.

        If BVL is not able to provide us adequate supply of DEFINITY, Cardiolite and Neurolite for a further prolonged period of time, we are unable to regain sufficient market share, or we are not able to obtain adequate supply of such products from alternative suppliers, we will need to implement certain expense reductions such as a delay of discretionary spending including possible reductions in sales and marketing and research and development activities, as well as other operating and strategic initiatives. Despite these initiatives, because our prior inventory of DEFINITY, Cardiolite and Neurolite from BVL is exhausted, our third quarter 2012 results will be negatively impacted and we could be in default with one or more of the financial ratio covenants in the Facility in 2012. If this were to occur, we would seek either an additional amendment to the Facility or a waiver or consent in connection with the appropriate financial covenants to eliminate such potential default. There can be no assurance that we would be able to obtain an amendment, waiver or consent from our lenders. Any financial covenant default under the Facility will not result in a cross-default under the Indenture that governs the Notes unless the amount outstanding under the Facility is greater than $10 million and the lenders accelerate the repayment of such debt. Currently there is $8.8 million outstanding under the Facility in the form of an issued but undrawn letter of credit. Consequently, based on amounts outstanding as of the date of this report, a financial ratio covenant default under the Facility would only impact our ability to borrow under the Facility.

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

Funding Requirements

        Our future capital requirements will depend on many factors, including:

  •
  the full impact of the BVL shutdown and our ability to have product manufactured at alternative manufacturing sites in the future;

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

        If our capital resources become insufficient to meet our future capital requirements, we would need to finance our cash needs through public or private equity offerings, debt financings, sale-leasebacks or other financing or strategic alternatives, to the extent such transactions are permissible under the covenants of the Facility and the Indenture. Additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all. If any of these transactions require an amendment or waiver under the covenants in the Facility and under the Indenture, which could result in additional expenses associated with obtaining the amendment or waiver, we will seek to obtain such a waiver to remain in compliance with the covenants of the Facility and the Indenture. However, we cannot be assured that such an amendment or waiver would be granted, or that additional capital will be available on acceptable terms, if at all.

        Our only current committed external source of funds is borrowing availability under the Facility. We generated a net loss of $3.7 million during the six months ended June 30, 2012 and had $56.9 million of cash and cash equivalents at June 30, 2012. Based on our current operating plans, we believe that our existing cash and cash equivalents and results of operations will be sufficient to continue to fund our liquidity requirements for at least the next twelve months. However, if BVL is not able to provide us with an adequate product supply for a further prolonged period of time, we are unable to regain sufficient market share, or we are not successful with our JHS technology transfer programs in 2012 and we cannot obtain adequate supply from JHS, we will need to implement additional expense reductions, such as a potential delay of discretionary spending including possible reductions in sales and marketing and research and development activities, as well as other operating and strategic initiatives. Depending upon the status of our product supply, customer demand and expense management, we could be in default with one or more of the financial ratio covenants in the Facility in 2012 and, as a result, may not have access to funds under the Facility. In such event, we will seek to obtain an amendment or waiver to remain in compliance with the covenants of the Facility; however, we cannot be assured that such an amendment or waiver will be granted.

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, certain suppliers, contingent royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. The following table summarizes our contractual obligations as of June 30, 2012:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Debt obligations (principal)	$400,616	$616	$—	$400,000	$—
Interest on debt obligations	195,004	39,004	78,000	78,000	—
Operating leases(1)	3,767	927	1,550	655	635
Purchase obligations(2)	83,375	59,861	23,514	—	—
Asset retirement obligation	5,145	—	—	—	5,145
Other long-term liabilities(3)	35,239	—	—	—	35,239

Total contractual obligations	$723,146	$100,408	$103,064	$478,655	$41,019

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

Critical Accounting Estimates

        The discussion and analysis of our financial position and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and related allowances, inventory, impairments of long-lived assets including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, valuation of investments, research and development expenses, contingencies and litigation, and share-based payments.

        Please read Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2011, for a discussion of our critical accounting estimates. There have been no material changes to our critical accounting policies in the six months ended June 30, 2012.

Off-Balance Sheet Arrangements

        Since inception, we have not engaged in any off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We do not currently hold or issue financial instruments to reduce these risks or for trading purposes.

Interest Rate Risk

        We are subject to interest rate risk in connection with the Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of June 30, 2012, there was no amount outstanding under the Facility (other than a $8.8 million unfunded Standby Letter of Credit, which reduces availability to $33.7 million). Any increase in the interest rate under the Facility may have a negative impact on our future earnings.

Foreign Currency Risk

        We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the six months ended June 30, 2012 and 2011, the net impact of foreign currency changes on transactions was a loss of $0.3 million and a gain of $0.1 million, respectively. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

        Gross margins of products we manufacture at our U.S. plants and sell in currencies other than the U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on total revenue for each of the six month periods ended June 30, 2012 and 2011 was 28.8% and 25.0%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the six months ended June 30, 2012, we estimate our gross margin on total sales would have been 28.8%, 29.0% and 29.1%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the six months ended June 30, 2011, we estimate our gross margin on total net product sales would have been 25.0%, 25.1% and 25.2%, respectively.

        In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar (in which we report our consolidated financial results); our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar.

        If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales and net income for the six months ended June 30, 2012 would have been impacted by approximately the following amounts:

	Approximate Decrease in Net Revenue	Approximate Decrease in Net Income
	(dollars in thousands)
1%	$(264)	$(2)
5%	(1,322)	(11)
10%	(2,644)	(21)

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

Changes in Internal Control Over Financial Reporting

        There have been no changes during the quarter ended June 30, 2012 in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Except as noted above, as of June 30, 2012, we had no material ongoing litigation, regulatory or other proceeding and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

Item 1A.    Risk Factors

        There have been no changes in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. For further information, refer to Part I—Item IA. "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 6.    Exhibits

10.1	†	First Amendment to Manufacturing and Supply Agreement, dated as of May 3, 2012, for the manufacture of DEFINITY® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.

10.2	†	Manufacturing and Supply Agreement, dated as of May 3, 2012, for the manufacture of Cardiolite® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.

10.3	†	Manufacturing and Supply Agreement, dated as of May 3, 2012, for the manufacture of Neurolite® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.

10.4	†	Amendment No. 6 to the Agreement Concerning Cardiolite® and Technelite® Generator Supply, Pricing and Rebates, effective as of April 1, 2012, by and between Lantheus Medical Imaging, Inc. and United Pharmacy Partners, Inc.

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Furnished herewith.

†
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS MEDICAL IMAGING, INC.
By:	/s/ DONALD R. KIEPERT
	Name:	Donald R. Kiepert
	Title:	President and Chief Executive Officer
	Date:	August 14, 2012
LANTHEUS MEDICAL IMAGING, INC.
By:	/s/ JEFFREY E. YOUNG
	Name:	Jeffrey E. Young
	Title:	Chief Financial Officer
	Date:	August 14, 2012

EXHIBIT INDEX

Exhibit Number		Description
10.1	†	First Amendment to Manufacturing and Supply Agreement, dated as of May 3, 2012, for the manufacture of DEFINITY® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.

10.2	†	Manufacturing and Supply Agreement, dated as of May 3, 2012, for the manufacture of Cardiolite® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.

10.3	†	Manufacturing and Supply Agreement, dated as of May 3, 2012, for the manufacture of Neurolite® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.

10.4	†	Amendment No. 6 to the Agreement Concerning Cardiolite® and Technelite® Generator Supply, Pricing and Rebates, effective as of April 1, 2012, by and between Lantheus Medical Imaging, Inc. and United Pharmacy Partners, Inc.

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Furnished herewith.

†
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.