Form 10-Q/A
period 2012-03-31
Lantheus Medical Imaging, Inc.
filed 2012-09-27
CIK 1500157

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

 EXPLANATORY NOTE

        The registrant has prepared this Amendment No. 1 (the "Amendment") on Form 10-Q/A to its Quarterly Report on Form 10-Q for the period ended March 31, 2012 (the "Form 10-Q") solely for the purpose of refiling Exhibits 10.2, 10.4, 10.5 and 10.6 to the Form 10-Q in response to comments received from the Staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of such exhibits when they were initially filed with the Form 10-Q. No revisions are being made to the Company's financial statements and this Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

Item 6.    Exhibits

10.1	*†	Second Amendment, effective as of January 1, 2012, to the Distribution Agreement, dated as of October 31, 2001, by and between Lantheus Medical Imaging, Inc., formerly known as Bristol-Myers Squibb Medical Imaging, Inc., and Medi-Physics, Inc., doing business as G.E. Healthcare Inc.
10.2	†	Manufacturing and Supply Agreement, dated as of February 1, 2012, for the manufacture of DEFINITY® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.
10.3	*†
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
Previously filed.

†
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS MEDICAL IMAGING, INC.
By:	/s/ Donald R. Kiepert
	Name:	Donald R. Kiepert
	Title:	President and Chief Executive Officer
	Date:	September 27, 2012
LANTHEUS MEDICAL IMAGING, INC.
By:	/s/ Jeffrey E. Young
	Name:	Jeffrey E. Young
	Title:	Chief Financial Officer
	Date:	September 27, 2012

 EXHIBIT INDEX

Exhibit Number		Description
10.1	*†	Second Amendment, effective as of January 1, 2012, to the Distribution Agreement, dated as of October 31, 2001, by and between Lantheus Medical Imaging, Inc., formerly known as Bristol-Myers Squibb Medical Imaging, Inc., and Medi-Physics, Inc., doing business as G.E. Healthcare Inc.
10.2	†	Manufacturing and Supply Agreement, dated as of February 1, 2012, for the manufacture of DEFINITY® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.
10.3	*†
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
Previously filed.

†
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

QuickLinks

EXPLANATORY NOTE
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX