Form 10-Q
period 2012-09-30
Lantheus Medical Imaging, Inc.
filed 2012-11-09
CIK 1500157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

        The registrant had 1,000 shares of common stock, $0.01 par value per share, issued and outstanding as of November 09, 2012.

EXPLANATORY NOTE

        The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Net product revenues	$71,163	$84,091	$207,839	$268,325
License and other revenues	2,582	2,141	8,018	6,445

Total revenues	73,745	86,232	215,857	274,770
Cost of goods sold	65,114	48,943	166,275	188,439
Loss on firm purchase commitment	1,859	—	1,859	1,879

Total cost of goods sold	66,973	48,943	168,134	190,318

Gross profit	6,772	37,289	47,723	84,452

Operating expenses
General and administrative expenses	7,801	8,681	24,760	23,935
Sales and marketing expenses	9,257	9,650	28,165	29,747
Research and development expenses	10,511	10,338	31,282	31,185
Proceeds from manufacturer	(800)	—	(34,614)	—

Total operating expenses	26,769	28,669	49,593	84,867

Operating (loss) income	(19,997)	8,620	(1,870)	(415)
Interest expense, net	(10,464)	(10,517)	(31,277)	(27,887)
Other (expense) income, net	(834)	355	(248)	1,298

Loss before income taxes	(31,295)	(1,542)	(33,395)	(27,004)
Provision (benefit) for income taxes	(2,574)	452	(944)	(9,044)

Net loss	$(28,721)	$(1,994)	$(32,451)	$(17,960)

Foreign currency translation, net of taxes	1,021	(1,156)	1,199	(529)

Total comprehensive loss	$(27,700)	$(3,150)	$(31,252)	$(18,489)

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands except share data)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$56,844	$40,607
Accounts receivable, net of allowance of $258 and $462	41,874	40,000
Inventory	13,647	14,765
Income tax receivable	1,155	—
Deferred tax assets	112	93
Other current assets	3,436	2,662

Total current assets	117,068	98,127
Property, plant and equipment, net	109,820	112,452
Capitalized software development costs	2,620	3,582
Intangibles, net	70,864	82,749
Goodwill	15,714	15,714
Deferred financing costs	11,712	13,141
Due from parent	—	1,286
Other long-term assets	22,428	31,753

Total assets	$350,226	$358,804

Liabilities and Stockholder's Deficit
Current liabilities
Note payable	$155	$—
Accounts payable	24,407	22,010
Accrued expenses	45,397	20,949
Income tax payable	—	1,482
Deferred revenue	5,199	3,918

Total current liabilities	75,158	48,359
Asset retirement obligation	5,278	4,868
Long-term debt, net	398,774	398,629
Deferred tax liability	589	931
Other long-term liabilities	35,067	39,220

Total liabilities	514,866	492,007

Commitments and contingencies (see Note 13)
Stockholder's deficit
Common stock ($0.001 par value, 10,000 shares authorized; 1 share issued and outstanding)	—	—
Due from parent	(1,242)	—
Additional paid-in capital	2,142	1,085
Accumulated deficit	(167,110)	(134,659)
Accumulated other comprehensive income	1,570	371

Total stockholder's deficit	(164,640)	(133,203)

Total liabilities and stockholder's deficit	$350,226	$358,804

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Stockholder's (Deficit) Equity

(unaudited, in thousands except share data)

	Common Stock				(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's (Deficit) Equity
			Due from Parent	Additional Paid-in Capital
	Shares	Amount
Balance at January 1, 2011	1	$—	—	$150,316	$2,410	$708	$153,434
Dividend paid to Holdings (see Note 10)	—	—	—	(149,400)	(600)	—	(150,000)
Net loss	—	—	—	—	(136,469)	—	(136,469)
Foreign currency translation	—	—	—	—	—	(337)	(337)
Stock-based compensation	—	—	—	169	—	—	169

Balance at December 31, 2011	1	—	—	1,085	(134,659)	371	(133,203)
Net loss	—	—	—	—	(32,451)	—	(32,451)
Due from parent (See Note 14)	—	—	(1,242)	—	—	—	(1,242)
Foreign currency translation	—	—	—	—	—	1,199	1,199
Stock-based compensation	—	—	—	1,057	—	—	1,057

Balance at September 30, 2012	1	$—	$(1,242)	$2,142	$(167,110)	$1,570	$(164,640)

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Cash flow from operating activities
Net loss	$(32,451)	$(17,960)
Adjustments to reconcile net loss to cash flow from operating activities
Depreciation and amortization	22,286	26,071
Impairment of intangible asset	—	23,474
Provision for excess and obsolete inventory	12,396	15,743
Stock-based compensation	1,066	(1,129)
Deferred income taxes	(136)	(12,236)
Loss on firm purchase commitment	1,859	1,879
Other	880	1,538
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable	(1,747)	(839)
Prepaid expenses and other assets	785	382
Inventory	(2,324)	(12,514)
Income tax receivable	(1,155)	—
Due from parent	—	(495)
Deferred revenue	1,734	(4,805)
Accounts payable	2,574	(7,361)
Income tax payable	(1,482)	(316)
Accrued expenses and other liabilities	17,926	13,625

Cash provided by operating activities	22,211	25,057

Cash flows from investing activities
Purchase of certificate of deposit	(225)	—
Capital expenditures	(4,900)	(6,359)

Cash used in investing activities	(5,125)	(6,359)

Cash flows from financing activities
Proceeds from issuance of debt	—	152,250
Payments on note payable	(1,375)	—
Consent solicitation fee	—	(3,750)
Proceeds from line of credit	—	10,000
Payments on line of credit	—	(10,000)
Debt issuance costs	(198)	(5,453)
Due from parent	44	—
Payment of dividend to parent	—	(150,000)

Cash used in financing activities	(1,529)	(6,953)

Effect of foreign exchange rate on cash	680	(595)

Increase in cash and cash equivalents	16,237	11,150
Cash and cash equivalents, beginning of period	40,607	33,006

Cash and cash equivalents, end of period	$56,844	$44,156

Supplemental disclosure of cash flow information
Interest paid	$19,520	$19,577
Income taxes paid, net of refunds	$1,346	$1,392
Noncash investing and financing activities
Property, plant and equipment included in accounts payable and accrued expenses	$1,464	$258

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

  •
  Cardiolite—a myocardial perfusion imaging agent;

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

included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 ("2011 Form 10-K"). The Company's accounting policies are described in the "Notes to Consolidated Financial Statements" in the 2011 Form 10-K and updated, as necessary, in this Form 10-Q. There were no changes to the Company's accounting policies since December 31, 2011. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Recent Events

        The Company generated a net loss of $28.7 million and $32.5 million during the three and nine months ended September 30, 2012, respectively, and had an accumulated deficit of $167.1 million at September 30, 2012. The Company currently relies on Ben Venue Laboratories ("BVL") as its sole source manufacturer for DEFINITY and Neurolite and as the primary manufacturer for the Cardiolite product supply. In July 2010, BVL temporarily shut down the facility in which it manufactures products for a number of customers, including the Company, in order to upgrade the facility to meet certain regulatory requirements. In anticipation of this outage, BVL manufactured for the Company additional inventory of these products to meet the Company's expected needs during the outage period, which was initially anticipated to end in March 2011. Because the outage and restart activities took substantially longer than anticipated by either BVL or the Company, the Company could not meet all of the demand for certain products during the second half of 2011 and the first three quarters of 2012, resulting in an overall revenue decline in comparison to the prior periods. BVL resumed manufacturing certain of the Company's products in May 2012. After BVL released the first lot of newly-manufactured DEFINITY in June 2012, the Company began shipping initial amounts of DEFINITY to customers in late June 2012. BVL has now manufactured and released multiple lots of DEFINITY and Cardiolite, which have been shipped to customers or are currently in the Company's inventory. In the third quarter, the Company fulfilled all of its back-orders for DEFINITY. The Company currently expects its stock out of Neurolite to last through the end of 2012. The Company can give no assurances that BVL will be able to manufacture and release product for the Company on a timely and consistent basis in the future or that the Company will not have short or longer term stock outs in the future.

        The Company continues to expedite a number of its technology transfer programs to secure and qualify production of its BVL-manufactured products with alternate contract manufacturer sites. Currently, the Company is utilizing an alternate manufacturer for a portion of its Cardiolite sales demand and has entered into separate manufacturing and supply agreements with Jubilant HollisterStier ("JHS") for the manufacture of each of DEFINITY, Cardiolite and Neurolite. The Company is also pursuing new manufacturing relationships to establish and secure additional long-term or alternative suppliers of Cardiolite, Neurolite and DEFINITY, but is uncertain of the timing as to when the new arrangements with other suppliers would provide meaningful quantities of products to the Company.

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

        The $30.0 million received upon termination of the Company's original manufacturing agreement and the weekly payments for additional delays under the Transition Services Agreement, which totaled approximately $35.0 million in the nine months ended September 30, 2012, are compensation to the Company for business losses associated with the lack of product supply. As the Company has no remaining obligations associated with the original manufacturing agreement and the price to be paid upon delivery of product under the Transition Services Agreement and Manufacturing and Service Contract are at prices the Company believes are at market prices, the Company has recognized the proceeds as gains within the Company's results of operations. These payments are included within operating income as proceeds from manufacturer. The net proceeds totaled $0.8 million and $34.6 million in the condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2012, respectively.

        If BVL is not able to continue to manufacture and release adequate product supply on a timely and consistent basis, the Company is not successful with its JHS technology transfer programs and cannot obtain adequate supply from JHS, or the Company is unable to regain and grow sufficient market share with its principal products, then the Company will need to implement additional expense reductions, such as a potential delay or elimination of discretionary spending including possible reductions in sales and marketing and research and development activities, as well as other operating and strategic initiatives.

Use of Estimates

        The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates reflected in the Company's condensed consolidated financial statements include certain judgments regarding revenue recognition, goodwill and intangible asset valuation, inventory valuation and potential losses on purchase commitments, asset retirement obligations, income tax liabilities, deferred tax assets and liabilities, accrued expenses and stock-based compensation. Actual results could materially differ from those estimates or assumptions.

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

3. Fair Value of Financial Instruments

        The tables below present information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

(in thousands)	Total fair value at September 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$7,627	$7,627	$—	$—
Certificates of deposit—restricted	329	—	329	—

	$7,956	$7,627	$329	$—

(in thousands)	Total fair value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$6,024	$6,024	$—	$—

	$6,024	$6,024	$—	$—

        In the first quarter of 2012, the Company invested $0.2 million in a certificate of deposit in which the Company's use of such cash is restricted and is included in the line item "Certificates of deposit—restricted" above. This investment is classified in other current assets on the condensed consolidated balance sheet. The remaining $0.1 million represents a certificate of deposit that is collateral for a long-term lease and is included in other long-term assets on the condensed consolidated

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

3. Fair Value of Financial Instruments (Continued)

balance sheet. Certificates of deposit are classified within Level 2 of the fair value hierarchy as these are not traded on the open market.

        At September 30, 2012, the Company had total cash and cash equivalents of $56.8 million, which included approximately $7.6 million of money market funds and $49.2 million of cash on-hand. At December 31, 2011, the Company had total cash and cash equivalents of $40.6 million, which included approximately $6.0 million of money market funds and $34.6 million of cash on-hand.

        The estimated fair values of the Company's financial instruments, including its cash and cash equivalents, receivables, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The estimated fair value of the debt at September 30, 2012, based on Level 2 inputs of recent market activity available to the Company, was $377.0 million compared to the face value of $400.0 million. At December 31, 2011, the estimated fair value of the debt was $320.0 million compared to the face value of $400.0 million.

4. Income Taxes

        The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year in addition to discrete events which impact the interim period. The Company's effective tax rate differs from the U.S. statutory rate principally due to the rate impact of uncertain tax positions, valuation allowance changes and state taxes. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. The Company's tax benefit was $2.6 million and $0.9 million for the three and nine months ended September 30, 2012, respectively, compared to a tax provision of $0.5 million and a benefit of $9.0 million for the three and nine months ended September 30, 2011, respectively.

        The Company has a tax indemnification agreement with BMS related to certain tax obligations arising prior to the acquisition of the Company, for which the Company has the primary legal obligation. The tax indemnification receivable is recognized within other long-term assets. The changes in the tax indemnification asset are recognized within other income, net in the condensed consolidated statement of comprehensive loss. In accordance with the Company's accounting policy, the change in the tax liability and penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within the tax provision. Accordingly, as these liabilities change, adjustments are included in the tax provision while the offsetting adjustment is included in other income. Assuming the receivable from BMS continues to be recoverable, there is no net effect on earnings or cash flows related to changes in these liabilities.

        The statute of limitations for the 2008 U.S. tax return expired during the period ending September 30, 2012. As a result, the Company recognized the benefit associated with the reversal of uncertain tax positions of $1.3 million and taxes payable of $2.3 million in the three and nine months ended September 30, 2012. Included in other expense is $1.3 million relating to the reduction in the indemnification receivable from BMS.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

5. Inventory

        The Company includes within current assets the amount of inventory that is estimated to be utilized within twelve months. Inventory that will be utilized after twelve months is classified within other long-term assets.

        Inventory, classified in inventory or other long-term assets, consisted of the following:

(in thousands)	September 30, 2012	December 31, 2011
Raw materials	$8,166	$7,755
Work in process	1,158	2,615
Finished goods	4,323	4,395

Inventory	13,647	14,765
Other long-term assets	2,353	11,249

Total	$16,000	$26,014

        At September 30, 2012, inventories reported as other long-term assets included $1.5 million of raw materials and $0.9 million of finished goods. At December 31, 2011, inventories reported as other long-term assets included $10.7 million of raw materials and $0.5 million of finished goods.

        The Company's Ablavar product was commercially launched in January 2010 and the Company is continuing the process of educating radiologists on optimizing the use of the product within their patient populations. The revenues for this product through September 30, 2012 have not been significant. At September 30, 2012 and December 31, 2011, the balances of inventory on-hand reflected approximately $3.1 and $12.2 million of finished products and raw materials related to Ablavar, respectively. At September 30, 2012 and December 31, 2011, approximately $2.4 million and $11.2 million, respectively, of Ablavar inventory was included in other long-term assets. LMI has an agreement with a supplier to provide Active Pharmaceutical Ingredient ("API") and finished products for Ablavar under which LMI is required to purchase future minimum quantities. At September 30, 2012, the remaining purchase commitment under the agreement was approximately $10.7 million. The Company records the inventory when it takes delivery, at which time the Company assumes title and risk of loss.

        Prior to the issuance of the June 30, 2011 and December 31, 2011 financial statements, the Company performed an analyses of its expected future sales of its Ablavar product and recorded an inventory write-down to cost of goods sold of $13.5 million and $12.3 million in the second and fourth quarters of 2011, respectively, which represented the cost of Ablavar finished good product and API that the Company does not believe it will be able to sell prior to its expiration. The Company completed updated sales forecasts for Ablavar based on actual sales through June 30, 2011 and December 31, 2011 in consideration of its supply agreement for API. Based on the updated sales forecasts, coupled with the aggregate six-year shelf life of API and finished goods, the Company recorded in cost of goods sold a loss of $1.9 million and $3.7 million in the second and fourth quarters of 2011, respectively, for the loss associated with the portion of the committed purchases of Ablavar product that the Company did not believe it would be able to sell prior to its expiration. Additionally, the Company determined that its write-down of Ablavar inventory during the six months ended June 30, 2011 represented an event that warranted assessment of the intellectual property associated with Ablavar for its recoverability and concluded that the intellectual property was not recoverable and

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

5. Inventory (Continued)

in the second quarter of 2011, recorded in cost of goods sold an impairment of this intangible asset of $23.5 million. See Note 8, "Intangibles, net."

        Prior to the issuance of the September 30, 2012 financial statements, the Company implemented a realignment and reduction in the sales force dedicated to Ablavar. The Company performed an analysis of expected future sales of its Ablavar product, based on an updated sales forecast reflecting the reduction in sales force personnel dedicated to Ablavar, and recorded in the third quarter of 2012 to cost of goods sold an inventory write-down of $10.6 million and a reserve of $1.9 million associated with the portion of the committed purchases of Ablavar product that the Company does not believe it will sell prior to expiry.

        In the event that the Company does not meet its revised sales expectations for Ablavar or cannot sell the product it has committed to purchase prior to its expiration, the Company could incur additional inventory write-downs and/or losses on its purchase commitments.

6. Property, Plant and Equipment, net

        Property, plant and equipment consisted of the following:

(in thousands)	September 30, 2012	December 31, 2011
Land	$22,450	$22,450
Buildings	64,304	64,029
Machinery, equipment and fixtures	63,580	65,648
Construction in progress	6,614	4,383
Accumulated depreciation	(47,128)	(44,058)

Property, plant and equipment, net	$109,820	$112,452

        For the three and nine months ended September 30, 2012, depreciation expense related to property, plant and equipment was $2.4 million and $7.2 million, respectively, as compared to $3.0 million and $9.0 million for the three and nine months ended September 30, 2011.

        Included within property, plant and equipment are spare parts of approximately $2.8 million at September 30, 2012 and December 31, 2011, respectively. Spare parts include replacement parts relating to plant and equipment and are either recognized as an expense when consumed or re-classified and capitalized as part of the related plant and equipment and depreciated over a time period not exceeding the useful life of the related asset.

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

        The following is a reconciliation of the Company's asset retirement obligations for the nine months ended September 30, 2012:

(in thousands)
Balance at January 1, 2012	$4,868
Net decrease due to changes in estimated future cash flows	(5)
Accretion expense	415

Balance at September 30, 2012	$5,278

8. Intangibles, net

        Intangibles, net consisted of the following:

	September 30, 2012
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$19,002	$34,388	8 years	Straight-line
Customer relationships	114,133	81,349	32,784	19 years	Accelerated
Other patents	42,780	39,088	3,692	2 years	Straight-line

	$210,303	$139,439	$70,864

	December 31, 2011
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$13,779	$39,611	16 years	Straight-line
Customer relationships	113,480	74,575	38,905	19 years	Accelerated
Other patents	42,780	38,547	4,233	2 years	Straight-line

	$209,650	$126,901	$82,749

        Prior to the issuance of the Company's June 30, 2011 financial statements, the Company completed an update of its sales forecast based on actual sales results through June 30, 2011 and its forecasted Ablavar sales activity. The Company, using its revised sales forecast, conducted an impairment analysis of its Ablavar patent portfolio as of June 30, 2011 and concluded that the estimate of future undiscounted cash flows associated with the Ablavar product did not exceed the carrying amount of the asset and therefore, the asset would need to be written down to its fair value. In order to calculate the fair value of the Ablavar patent portfolio asset, the Company estimated the future discounted cash flows associated with the Ablavar product and as a result of this analysis, recorded an impairment charge of $23.5 million to adjust the carrying value to its fair value of zero. This expense was recorded within cost of goods sold in the accompanying condensed consolidated statement of comprehensive loss.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

8. Intangibles, net (Continued)

        For the three and nine months ended September 30, 2012, the Company recorded amortization expense for its intangible assets of $4.0 million and $12.1 million, respectively, as compared to $3.2 million and $14.2 million for the prior year comparative periods.

        In the first quarter of 2012, the Company reviewed the estimated useful life of certain of its trademarks. As a result of utilizing the most recent forecasted data, the Company revised its estimate of the remaining useful life of one of its trademarks to five years.

        Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2012	$4,034
2013	14,480
2014	13,190
2015	11,511
2016	10,754
2017 and thereafter	16,895

$70,864

9. Accrued Expenses

        Accrued expenses are comprised of the following:

(in thousands)	September 30, 2012	December 31, 2011
Compensation and benefits	$6,191	$5,501
Accrued interest	14,790	4,886
Accrued professional fees	2,212	1,927
Research and development services	4,501	2,100
Freight, distribution and operations	6,761	2,462
Accrued loss on firm purchase commitment	7,469	954
Marketing expense	1,206	1,104
Accrued rebates, discounts and chargebacks	1,686	1,356
Other	581	659

	$45,397	$20,949

        As of September 30, 2012 and December 31, 2011, the Company had accrued a contract loss of $7.5 million and $5.6 million, respectively, associated with the portion of the committed purchases of Ablavar product from the Company's supplier that the Company did not believe it would sell prior to expiry. At September 30, 2012, $7.5 million was included in accrued expenses. At December 31, 2011, $1.0 million was included in accrued expenses and $4.6 million was included in other long-term liabilities.

        On March 1, 2012, the Company took action to reduce its workforce in an effort to reduce costs and increase operating efficiency, which resulted in approximately $0.5 million charge to the condensed consolidated statement of comprehensive loss during the three month period ended March 31, 2012. All amounts for severance and other associated costs have been paid as of September 30, 2012.

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

10. Financing Arrangements (Continued)

Revolving Line of Credit

        LMI has a $42.5 million revolving facility (the "Facility"), which LMI can request the lenders to increase by an additional amount of up to $15.0 million at the discretion of the Lenders. Interest on the Facility will be at either LIBOR plus 3.75% or the Reference Rate (as defined in the Facility) plus 2.75%. The Facility expires on May 10, 2014, at which time all outstanding borrowings are due and payable.

        At September 30, 2012 and December 31, 2011, there was no outstanding balance under the Facility and the aggregate borrowing capacity was $33.7 million and $42.5 million, respectively. The availability under the Facility decreased in the nine month period ended September 30, 2012 due to an unfunded Standby Letter of Credit of $8.8 million. The Standby Letter of Credit expires February 2, 2013.

Covenants

        The Notes and the Facility each contain separate affirmative and negative covenants, as well as restrictions on the ability of Lantheus Intermediate (in the case of the Facility), LMI and LMI's subsidiaries (in the case of the Notes and the Facility), to: (i) incur additional indebtedness or issue preferred stock; (ii) repay subordinated indebtedness prior to its stated maturity; (iii) pay dividends on, repurchase or make distributions in respect of its capital stock or make other restricted payments; (iv) make certain investments; (v) sell certain assets; (vi) create liens; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company's assets; and (viii) enter into certain transactions with the Company's affiliates. The Notes contain customary events of default provisions, including payment default and cross-acceleration for non-payment of any outstanding indebtedness, where such indebtedness exceeds $10.0 million. The Facility also contains customary default provisions and the Company is required to comply with financial covenants in the Facility including a total leverage ratio and interest coverage ratio, beginning with the quarter ended September 30, 2010, as well as limitations on the amount of capital expenditures. The financial ratios are driven by the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") and other adjustments as defined in the Facility ("Facility EBITDA"). On January 26, 2012 and October 11, 2012, the Company executed amendments to the Facility which revised the financial covenants, certain definitions used to calculate compliance with those covenants and the definition of annualized EBITDA from a trailing twelve month basis to an annualized basis beginning in the first quarter of 2013. The financial covenants prior to the October 11, 2012 amendment are displayed in the table below.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

10. Financing Arrangements (Continued)

Revolving Credit Facility Financial Covenants (Prior to the October 11, 2012 Amendment)

Period	Total Leverage Ratio	Interest Coverage Ratio
Q1 2012	6.80 to 1.00	1.40 to 1.00
Q2 2012	7.55 to 1.00	1.30 to 1.00
Q3 2012	6.70 to 1.00	1.40 to 1.00
Q4 2012	5.50 to 1.00	1.80 to 1.00
Q1 2013	4.60 to 1.00	2.00 to 1.00
Q2 2013	4.60 to 1.00	2.10 to 1.00
Q3 2013	4.25 to 1.00	2.15 to 1.00
Q4 2013	4.25 to 1.00	2.15 to 1.00
Q1 2014	3.75 to 1.00	2.25 to 1.00
Thereafter	3.75 to 1.00	2.25 to 1.00

        The revised financial covenants under the October 11, 2012 amendment are displayed in the table below.

Revolving Credit Facility Financial Covenants per the October 11, 2012 Amendment

Period	Total Leverage Ratio	Interest Coverage Ratio
Q3 2012	7.25 to 1.00	1.20 to 1.00
Q4 2012	8.00 to 1.00	1.20 to 1.00
Q1 2013	7.60 to 1.00	1.30 to 1.00
Q2 2013	7.50 to 1.00	1.35 to 1.00
Q3 2013	6.90 to 1.00	1.40 to 1.00
Q4 2013	6.60 to 1.00	1.50 to 1.00
Q1 2014	6.60 to 1.00	1.50 to 1.00
Thereafter	6.60 to 1.00	1.50 to 1.00

        As of September 30, 2012 and the date hereof, other than the unfunded Standby Letter of Credit in the amount of $8.8 million, there were no amounts outstanding under the Facility.

Financing Costs

        LMI incurred and capitalized approximately $15.6 million in direct financing fees, including $5.2 million associated with the additional Notes issued in March 2011, consisting primarily of underwriting fees and expenses, consent solicitation fee, legal fees, accounting fees and printing costs in connection with the issuance of the Notes and the Facility. Deferred financing costs are being amortized over the life of the Notes and the Facility, as appropriate, using the effective interest method and are included in interest expense in the accompanying condensed consolidated statement of comprehensive loss.

        In connection with the January 26, 2012 amendment to the Facility, LMI incurred approximately $0.2 million in fees associated with this amendment, which is being amortized over the remaining life of

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

10. Financing Arrangements (Continued)

the Facility using the straight-line method and is included in interest expense in the accompanying condensed consolidated statements of comprehensive loss.

        On October 11, 2012, LMI executed another amendment to the Facility which revised the financial covenants. LMI incurred approximately $0.2 million in lender fees associated with this amendment, which will be amortized over the remaining life of the Facility.

11. Stock-Based Compensation

        The Company's employees are eligible to receive awards from Holdings' 2008 Equity Incentive Plan (the "2008 Plan"). The 2008 Plan is administered by the Holdings Board of Directors. The 2008 Plan permits the granting of nonqualified stock options, stock appreciation rights (or SARs), restricted stock and restricted stock units to employees, officers, directors and consultants of Holdings or any subsidiary of Holdings (including Intermediate and LMI). The maximum number of shares that may be issued pursuant to awards under the 2008 Plan at September 30, 2012 is 4,965,230. Option awards are granted with an exercise price equal to the fair value of Holdings' stock at the date of grant, as determined by the Board of Directors of Holdings. Time based option awards vest based on time, either four or five years, and performance based option awards vest based on the performance criteria specified in the grant. All option awards have a ten year contractual term. The Company recognizes compensation costs for its time based awards on a straight-line basis equal to the vesting period. The compensation cost for performance based awards is recognized on a graded vesting basis, based on the probability of achieving the performance targets over the requisite service period for the entire award. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historic volatility of a selected peer group. Expected dividends represent the dividends expected to be issued at the date of grant. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate assumption is the seven-year U.S. Treasury rate at the date of the grant which most closely resembles the expected life of the options.

        The Company uses the following Black-Scholes inputs to determine the fair value of new stock option grants.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected volatility	39%	39 - 40%	39 - 41%	33 - 40%
Expected dividends	—	—	—	—
Expected life (in years)	5.5	6.5	5.5 - 6.5	6.5
Risk-free interest rate	0.7%	1.9 - 2.2%	0.7% - 1.4%	1.9 - 2.9%

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

11. Stock-Based Compensation (Continued)

        A summary of option activity for 2012 is presented below:

	Time Based	Performance Based	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,287,600	1,307,538	3,595,138	$2.90	6.4	$22,787,000
Options granted	148,000	103,000	251,000	8.27
Options cancelled	13,100	8,668	21,768	3.02
Options exercised	16,500	4,720	21,220	4.69
Options forfeited or expired	29,150	24,350	53,500	6.89

Outstanding at September 30, 2012	2,376,850	1,372,800	3,749,650	3.20	5.8	$17,218,000

Vested and expected to vest at September 30, 2012	2,364,873	1,002,450	3,367,322	3.18	5.8	$15,474,000

Exercisable at September 30, 2012	1,761,100	824,950	2,586,050	$2.27	5.4	$13,715,000

        The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2012 was $3.06 and $3.45, as compared to $4.25 and $4.05 for the three and nine months ended September 30, 2011, respectively. There were 12,500 and 251,000 options granted during the three and nine months ended September 30, 2012, respectively. There were 55,000 options granted during the three months ended September 30, 2011 and 297,000 options granted during the nine months ended September 30, 2011.

        During the nine months ended September 30, 2012 and 2011, 21,220 and 14,650 stock options, respectively, were exercised on a cashless basis for which 9,085 and 4,629 shares of common stock, respectively, were issued. The intrinsic value for the options exercised during the nine months ended September 30, 2012 and 2011, was approximately $79,000 and $46,000, respectively.

        Stock-based compensation expense (income) for both time based and performance based awards was recognized in the condensed consolidated statement of comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Cost of goods sold	$30	$20	$47	$(12)
General and administrative	175	152	811	(46)
Sales and marketing	24	(51)	80	(1,069)
Research and development	47	22	128	(2)

Total stock-based compensation expense (income)	$276	$143	$1,066	$(1,129)

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

11. Stock-Based Compensation (Continued)

        Stock-based compensation expense (income) recognized in the condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2012 and 2011 was based on awards ultimately expected to vest as well as any changes in the probability of achieving certain performance features as required. In the three and nine months ended September 30, 2012, the Company recognized approximately $0.1 million and $0.6 million, respectively, of stock-based compensation expense associated with the modification of three option agreements, two of which were effected in the first quarter of 2012 and one in the third quarter of 2012. The modifications of these awards affected the vesting terms of the awards, allowing vesting to continue beyond the last day of employment, so long as the option holders, whom are no longer employees, continue to provide services to the Company or Avista Capital Partners, the majority stockholder of the Company's ultimate parent, as applicable. The Company will remeasure the fair value of these options at each reporting period until the services are completed.

        The Company used the following Black-Scholes inputs to determine the fair value of stock options that were modified during the quarter ended March 31, 2012 and the quarter ended September 30, 2012. There were no stock option modifications during the nine months ended September 30, 2011.

	Three Months Ended March 31, 2012	Three Months Ended September 30, 2012
Expected volatility	30 - 36%	31%
Expected dividends	—	—
Expected term (in years)	0.3 - 3.5	3.3
Risk-free interest rate	0.3 - 0.8%	0.3%

        The Company used the following Black-Scholes inputs to remeasure the fair value of stock options that were modified during 2012 as of September 30, 2012.

Expected volatility	30.3%
Expected dividends	—
Expected term (in years)	2.8 - 3.3
Risk-free interest rate	0.3%

        Upon termination of employee services, the Company has the right to call shares held by employees, that were purchased or acquired through option exercise. As a result of this right, upon termination of service, vested stock-based awards are reclassified to liability based awards until the period of probable exercise has lapsed. As of September 30, 2012, the Company had recorded a liability and compensation expense of approximately $9,000 representing 5,895 options relating to liability awards that could be settled in part or in whole, in cash in the following period. The Company did not have any awards classified as liabilities as of December 31, 2011. There were no liability awards paid out in the first nine months of 2012 or 2011. The Company recorded a benefit of approximately $1.0 million in the three month period ended March 31, 2011 related to 2010 liability awards which expired during the period.

        The Company did not recognize an income tax benefit for the nine months ended September 30, 2012 or September 30, 2011 associated with option awards. As of September 30, 2012, there were approximately $1.5 million of total unrecognized compensation costs related to non-vested stock options granted under the 2008 Plan. These costs are expected to be recognized over a weighted-average

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

11. Stock-Based Compensation (Continued)

remaining period of 0.7 years. In addition, performance based awards contain certain contingent features, such as change in control provisions, which allow for the vesting of awards which did not previously meet the performance criteria. As of September 30, 2012, there was approximately $1.4 million of unrecognized compensation expense relating to these features, which could be recognized through 2018 or longer.

12. Other (Expense) Income, net

        Other (expense) income, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Foreign currency (losses) gains	$(12)	$(80)	$(344)	$22
Tax indemnification (expense) income	(882)	390	(52)	1,160
Other income	60	45	148	116

Total other (expense) income, net	$(834)	$355	$(248)	$1,298

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

14. Related Party Transactions

        At December 31, 2011, LMI had an outstanding receivable from Holdings in the amount of $1.3 million, which was included in due from parent. During the quarter ended September 30, 2012, LMI has reclassified the outstanding receivable from Holdings of $1.2 million to stockholder's deficit since Holdings does not have assets sufficient to repay amounts due to LMI at September 30, 2012.

        In the third quarter of 2012, the Company entered into a Master Contract Research Organization Services Agreement with INC Research, LLC ("INC") to provide clinical development services in relation to the flurpiridaz F 18 Phase III program. The agreement has a term of five years, and the Company incurred costs associated with this agreement of approximately $0.2 million in the three and nine months ended September 30, 2012. Avista Capital Partners and its affiliate are principal owners of both INC and the Company.

15. Segment Information

        The Company reports two operating segments, U.S. and International, based on geographic customer base. The results of these operating segments are regularly reviewed by our chief operating decision maker, the President and Chief Executive Officer. The Company's segments derive revenues through the manufacturing, marketing, selling and distribution of medical imaging products, focused primarily on cardiovascular diagnostic imaging. The U.S. segment comprises 74.7% and 71.8% of consolidated revenues for the three and nine months ended September 30, 2012, respectively, as compared to 76.6% and 75.9% for the prior year comparative periods and 85.6% and 85.5% of consolidated assets at September 30, 2012 and December 31, 2011, respectively. All goodwill has been allocated to the U.S. operating segment.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

15. Segment Information (Continued)

        Selected information for each business segment are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
U.S.	$60,108	$70,239	$169,297	$226,367
International	18,672	20,165	60,918	66,112

Total revenue, including inter-segment	78,780	90,404	230,215	292,479
Less inter-segment revenue	(5,035)	(4,172)	(14,358)	(17,709)

	$73,745	$86,232	$215,857	$274,770

Revenues from external customers
U.S.	$55,073	$66,067	$154,939	$208,658
International	18,672	20,165	60,918	66,112

	$73,745	$86,232	$215,857	$274,770

Operating (loss) income
U.S.	$(21,580)	$3,867	$(12,291)	$(13,176)
International	1,848	2,317	9,634	9,449

Total operating income (loss), including inter-segment	(19,732)	6,184	(2,657)	(3,727)
Inter-segment operating income (loss)	(265)	2,436	787	3,312

Operating (loss) income	(19,997)	8,620	(1,870)	(415)
Interest expense, net	(10,464)	(10,517)	(31,277)	(27,887)
Other (expense) income, net	(834)	355	(248)	1,298

Loss before income taxes	$(31,295)	$(1,542)	$(33,395)	$(27,004)

	September 30, 2012	December 31, 2011
Assets
U.S.	$299,847	$306,615
International	50,379	52,189

	$350,226	$358,804

16. Guarantor Financial Information

        The 9.750% Senior Notes due 2017 (see Note 10) are guaranteed by Lantheus Intermediate and Lantheus MI Real Estate, LLC, one of the Company's consolidated subsidiaries (the "Guarantor Subsidiary"). The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheet information as of September 30, 2012 and December 31, 2011, comprehensive (loss) income information for the three and nine months ended September 30, 2012 and 2011 and cash flow information for the nine months ended September 30, 2012 and 2011 for Lantheus Intermediate, LMI, the Guarantor Subsidiary and Lantheus Intermediate's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of Lantheus Intermediate in LMI and Lantheus Intermediate's investment in the Guarantor Subsidiary and Non-Guarantor Subsidiaries using the equity method of accounting.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

16. Guarantor Financial Information (Continued)

Consolidating Balance Sheet Information

September 30, 2012

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$36,379	$—	$20,465	$—	$56,844
Accounts receivable, net	—	30,389	—	11,485	—	41,874
Intercompany accounts receivable	—	2,412	—	—	(2,412)	—
Inventory	—	11,007	—	2,640	—	13,647
Income tax receivable	—	1,057	—	98	—	1,155
Deferred tax assets	—	—	—	112	—	112
Other current assets	—	3,181	—	255	—	3,436

Total current assets	—	84,425	—	35,055	(2,412)	117,068
Property, plant and equipment, net	—	78,424	23,215	8,181	—	109,820
Capitalized software development costs	—	2,615	—	5	—	2,620
Intangibles, net	—	63,950	—	6,914	—	70,864
Goodwill	—	15,714	—	—	—	15,714
Deferred financing costs	—	11,712	—	—	—	11,712
Investment in subsidiaries	(164,640)	64,511	—	—	100,129	—
Other long-term assets	—	22,204	—	224	—	22,428

Total assets	$(164,640)	$343,555	$23,215	$50,379	$97,717	$350,226

Liabilities and (deficit) equity
Current portion of long-term debt	$—	$155	$—	$—	$—	$155
Accounts payable	—	21,935	—	2,472	—	24,407
Intercompany accounts payable	—	—	—	2,412	(2,412)	—
Accrued expenses	—	42,348	—	3,049	—	45,397
Deferred revenue	—	5,046	—	153	—	5,199

Total current liabilities	—	69,484	—	8,086	(2,412)	75,158
Asset retirement obligation	—	5,135	—	143	—	5,278
Long-term debt, net	—	398,774	—	—	—	398,774
Deferred tax liability	—	—	—	589	—	589
Other long-term liabilities	—	34,802	—	265	—	35,067

Total liabilities	—	508,195	—	9,083	(2,412)	514,866
(Deficit) equity	(164,640)	(164,640)	23,215	41,296	100,129	(164,640)

Total liabilities and (deficit) equity	$(164,640)	$343,555	$23,215	$50,379	$97,717	$350,226

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

16. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Three Months Ended September 30, 2012

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$59,551	$—	$16,646	$(5,034)	$71,163
License and other revenues	—	2,582	—	—	—	2,582

Total revenues	—	62,133	—	16,646	(5,034)	73,745
Cost of goods sold	—	55,301	—	14,847	(5,034)	65,114
Loss on firm purchase commitment	—	1,859	—	—	—	1,859

Total cost of goods sold	—	57,160	—	14,847	(5,034)	66,973

Gross profit	—	4,973	—	1,799	—	6,772

Operating expenses
General and administrative expenses	—	7,253	20	528	—	7,801
Sales and marketing expenses	—	8,585	—	672	—	9,257
Research and development expenses	—	10,484	—	27	—	10,511
Proceeds from manufacturer	—	(800)	—	—	—	(800)

Operating income (loss)	—	(20,549)	(20)	572	—	(19,997)
Interest expense, net	—	(10,509)	—	45	—	(10,464)
Other expense, net	—	(830)	—	(4)	—	(834)
Equity in earnings (losses) of affiliates	(28,721)	382	—	—	28,339	—

Income (loss) before income taxes	(28,721)	(31,506)	(20)	613	28,339	(31,295)
Provision (benefit) for income taxes	—	(2,785)	—	211	—	(2,574)

Net income (loss)	$(28,721)	$(28,721)	$(20)	$402	$28,339	$(28,721)

Foreign currency translation, net of taxes	—	—	—	1,021	—	1,021
Equity in other comprehensive income (loss) of subsidiaries	1,021	1,021	—	—	(2,042)	—

Total comprehensive (loss) income	$(27,700)	$(27,700)	$(20)	$1,423	$26,297	$(27,700)

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

16. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Three Months Ended September 30, 2011

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$70,912	$—	$17,351	$(4,172)	$84,091
License and other revenues	—	2,141	—	—	—	2,141

Total revenues	—	73,053	—	17,351	(4,172)	86,232
Cost of goods sold	—	37,496	—	15,619	(4,172)	48,943

Gross profit	—	35,557	—	1,732	—	37,289

Operating expenses
General and administrative expenses	—	8,031	20	630	—	8,681
Sales and marketing expenses	—	8,725	—	925	—	9,650
Research and development expenses	—	10,195	—	143	—	10,338

Operating income (loss)	—	8,606	(20)	34	—	8,620
Interest expense, net	—	(10,599)	—	82	—	(10,517)
Other income, net	—	506	—	(151)	—	355
Equity in earnings (losses) of affiliates	(1,994)	(189)	—	—	2,183	—

Income (loss) before income taxes	(1,994)	(1,676)	(20)	(35)	2,183	(1,542)
Provision (benefit) for income taxes	—	318	(7)	141	—	452

Net income (loss)	$(1,994)	$(1,994)	$(13)	$(176)	$2,183	$(1,994)

Foreign currency translation, net of taxes	—	—	—	(1,156)	—	(1,156)

Total comprehensive (loss) income	$(1,994)	$(1,994)	$(13)	$(1,332)	$2,183	$(3,150)

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

16. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Nine Months Ended September 30, 2012

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$171,593	$—	$50,604	$(14,358)	$207,839
License and other revenues	—	8,018	—	—	—	8,018

Total revenues	—	179,611	—	50,604	(14,358)	215,857
Cost of goods sold	—	135,899	—	44,734	(14,358)	166,275
Loss on firm purchase commitment	—	1,859	—	—	—	1,859

Total cost of goods sold	—	137,758	—	44,734	(14,358)	168,134

Gross profit	—	41,853	—	5,870	—	47,723

Operating expenses
General and administrative expenses	—	23,039	60	1,661	—	24,760
Sales and marketing expenses	—	25,580	—	2,585	—	28,165
Research and development expenses	—	31,167	—	115	—	31,282
Proceeds from manufacturer	—	(34,614)	—	—	—	(34,614)

Operating income (loss)	—	(3,319)	(60)	1,509	—	(1,870)
Interest expense, net	—	(31,475)	—	198	—	(31,277)
Other expense, net	—	(175)	—	(73)	—	(248)
Equity in earnings (losses) of affiliates	(32,451)	1,252	—	—	31,199	—

Income (loss) before income taxes	(32,451)	(33,717)	(60)	1,634	31,199	(33,395)
Provision for income taxes	—	(1,266)	—	322	—	(944)

Net income (loss)	$(32,451)	$(32,451)	$(60)	$1,312	$31,199	$(32,451)

Foreign currency translation, net of taxes	—	200	—	999	—	1,199
Equity in other comprehensive income (loss) of subsidiaries	1,199	999	—	—	(2,198)	—

Total comprehensive (loss) income	$(31,252)	$(31,252)	$(60)	$2,311	$29,001	$(31,252)

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

16. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Nine Months Ended September 30, 2011

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$229,257	$—	$56,777	$(17,709)	$268,325
License and other revenues	—	6,445	—	—	—	6,445

Total revenues	—	235,702	—	56,777	(17,709)	274,770
Cost of goods sold	—	157,168	—	48,980	(17,709)	188,439
Loss on firm purchase commitment	—	1,879	—	—	—	1,879

Total cost of goods sold	—	159,047	—	48,980	(17,709)	190,318

Gross profit	—	76,655	—	7,797	—	84,452

Operating expenses
General and administrative expenses	—	21,956	60	1,919	—	23,935
Sales and marketing expenses	—	26,507	—	3,240	—	29,747
Research and development expenses	—	30,649	—	536	—	31,185

Operating income (loss)	—	(2,457)	(60)	2,102	—	(415)
Interest expense, net	—	(28,116)	—	229	—	(27,887)
Other income, net	—	1,366	—	(68)	—	1,298
Equity in earnings (losses) of affiliates	(17,960)	2,008	—	—	15,952	—

Income (loss) before income taxes	(17,960)	(27,199)	(60)	2,263	15,952	(27,004)
Provision (benefit) for income taxes	—	(9,239)	(21)	216	—	(9,044)

Net income (loss)	$(17,960)	$(17,960)	$(39)	$2,047	$15,952	$(17,960)

Foreign currency translation, net of taxes	—	—	—	(529)	—	(529)

Total comprehensive (loss) income	$(17,960)	$(17,960)	$(39)	$1,518	$15,952	$(18,489)

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

16. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information

Nine Months Ended September 30, 2012

	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$—	$22,111	$—	$4,823	$(4,723)	$22,211

Cash flows from investing activities
Purchase of certificate of deposit	—	(225)	—	—	—	(225)
Capital expenditures	—	(4,452)	—	(448)	—	(4,900)

Cash used in investing activities	—	(4,677)	—	(448)	—	(5,125)

Cash flows from financing activities
Payments on note payable	—	(1,375)	—	—	—	(1,375)
Payments of deferred financing costs	—	(198)	—	—	—	(198)
Due from parent	—	44	—	—	—	44
Payment of dividend	—	—	—	(4,723)	4,723	—

Cash used in financing activities	—	(1,529)	—	(4,723)	4,723	(1,529)

Effect of foreign exchange rate on cash	—	—	—	680	—	680

Increase in cash and cash equivalents	—	15,905	—	332	—	16,237
Cash and cash equivalents, beginning of period	—	20,474	—	20,133	—	40,607

Cash and cash equivalents, end of period	$—	$36,379	$—	$20,465	$—	$56,844

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

17. Subsequent Events

        On October 11, 2012, the Company executed an amendment to the Facility which revised the financial covenants. LMI incurred approximately $0.2 million in fees associated with this amendment, which will be amortized over the remaining life of the Facility. See Note 10, "Financing Arrangements."

        On October 19, 2012, the Company entered into Amendment No. 2 (the "Nordion Amendment") with Nordion, effective as of October 15, 2012, to the Molybdenum-99 Purchase and Supply Agreement, dated April 1, 2010. Beginning November 1, 2012, LMI will be committed to purchasing a minimum supply of molybdenum-99 ("Moly") based upon a declining percentage of LMI's total requirement at a lower average purchase price and extended the commitment from 2013 to 2015. As a result, the cumulative projected future commitments to Nordion under the extended agreement are expected to increase.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Statements (Continued)

17. Subsequent Events (Continued)

        On October 30, 2012, the Company entered into Amendment No. 3 (the "NTP Amendment") with NTP Radioisotopes (Pty) Ltd., effective as of October 1, 2012, to the Molybdenum-99 Sales Agreement, dated April 1, 2009. The NTP Amendment extends the contract term of the agreement from December 31, 2013 to December 31, 2017 and modifies the Company's future purchase volumes and supply fees. The NTP Amendment also provides for the increased supply of Moly derived from low enriched uranium targets ("LEU") from NTP and Australian Nuclear Science Technology Organisation. On November 1, 2012, the Centers for Medicare and Medicaid Services ("CMS") announced the 2013 final Medicare payment rules for hospital outpatient settings and physician offices. Under the final rules, CMS will reimburse an incremental $10 for each technetium dose produced from a generator for a diagnostic procedure in a hospital outpatient setting that is reimbursed by Medicare if such technetium is produced from a generator containing Moly sourced from at least 95 percent LEU.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

        Some of the statements contained in this quarterly report are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, including, in particular, statements about our plans, strategies, prospects and industry estimates. These statements identify prospective information and include words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "should," "predicts," "hopes" and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our liquidity, including our belief that our existing cash, cash equivalents and anticipated revenues are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months; (ii) our outlook and expectations including, without limitation, in connection with continued market expansion and penetration for our commercial products, including DEFINITY and TechneLite; (iii) expected new product launch dates and market exclusivity periods; (iv) outlook and expectations related to product manufactured at Ben Venue Laboratories, Inc., or BVL; and (v) supply availability from new manufacturers. The foregoing is not an exclusive list of all forward-looking statements we make. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this quarterly report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

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

  •
  our dependence on key customers, primarily Cardinal Health, Inc., or Cardinal, United Pharmacy Partners, Inc., or UPPI, and GE Healthcare, for our nuclear imaging products, and our ability to renew and maintain our contracts and relationships with those key customers;

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

  •
  costs and other risks associated with the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

  •
  risks related to our outstanding indebtedness and our ability to satisfy such obligation.

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

        Our current marketed products are used by nuclear physicians, cardiologists, radiologists, internal medicine physicians, technologists and sonographers working in a variety of clinical settings. We sell our products to radiopharmacies, hospitals, clinics, group practices, integrated delivery networks, group purchasing organizations and, in certain circumstances, wholesalers. In addition to our marketed products, we have three products in clinical and pre-clinical development including our lead Phase III product, flurpiridaz F 18, a myocardial perfusion imaging agent, or MPI agent, 18F LMI1195, a cardiac neuronal imaging agent, and BMS 753951, for the identification of vascular plaque. We expect ongoing investment in our clinical programs and research and development to remain an important component of our business strategy.

        We market our products globally and have operations in the United States, Puerto Rico, Canada and Australia and distribution relationships in Europe, Asia Pacific and Latin America.

Our Products

        Our principal products include DEFINITY, an ultrasound contrast agent, TechneLite, a generator used to provide the radioisotope to radiolabel Cardiolite and other radiopharmaceuticals, and Cardiolite, a myocardial perfusion imaging agent. We launched DEFINITY in 2001 and it is currently patent protected in the United States until 2021 and in numerous foreign jurisdictions with protection until 2019. Cardiolite was approved by the FDA in 1990, and its market exclusivity expired in July 2008.

        In the United States, our nuclear imaging products, including Cardiolite and TechneLite, are primarily distributed through over 350 radiopharmacies that are controlled by or associated with Cardinal, UPPI, GE Healthcare and Triad Isotopes, Inc., or Triad. A small portion of our sales of nuclear imaging products in the United States are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical capabilities. Sales of our contrast agents, including DEFINITY, are made through our direct sales force. At September 30, 2012, we had approximately 88 sales people in the United States. In October 2012, we reduced our sales force to 79 primarily related to personnel dedicated to our Ablavar product. Outside the United States, we own five radiopharmacies in Canada and two radiopharmacies in each of Puerto Rico and Australia. We also maintain a direct sales force in each of these countries. In the rest of the world, we rely on third-party distributors to market, distribute and sell our nuclear imaging and contrast agent products, either on a country-by-country basis or on a multi-country regional basis.

        The following table sets forth our revenue derived from our principal products:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2012	%	2011	%	2012	%	2011	%
Cardiolite	$9,388	12.7	$16,467	19.1	$25,610	11.9	$58,288	21.2
TechneLite	28,839	39.1	32,665	37.9	86,447	40.1	100,195	36.5
DEFINITY	13,936	18.9	17,166	19.9	36,783	17.0	50,632	18.4
Other	21,582	29.3	19,934	23.1	67,017	31.0	65,655	23.9

Total revenues	$73,745	100.0	$86,232	100.0	$215,857	100.0	$274,770	100.0

        Included in Cardiolite is branded Cardiolite and generic sestamibi, some of which we produce and some of which we procure from third parties.

Key Factors Affecting Our Results

        Our business and financial performance have been, and continue to be, affected by the following:

Inventory Supply

        We currently rely on BVL for sole source manufacturing of DEFINITY and Neurolite. We also rely on BVL as our primary manufacturer of our Cardiolite product supply. In July 2010, BVL implemented a planned shutdown of the facility in which it manufactures products for a number of customers, including us, in order to upgrade the facility to meet certain regulatory requirements. In anticipation of this shutdown, BVL manufactured for us additional inventory of these products to meet our expected needs during the shutdown period which was anticipated to end in March 2011. Because the shutdown and restart activities took substantially longer than anticipated by either BVL or us, we could not meet all of the demand for certain products during the second half of 2011 and the first three quarters of 2012, resulting in overall revenue decline in comparison to the prior periods. BVL resumed manufacturing certain of our products in May 2012. After BVL released the first lot of newly-manufactured DEFINITY in June 2012, we began shipping initial amounts of DEFINITY to our customers in late June 2012. BVL has now manufactured and released multiple lots of DEFINITY and Cardiolite, which we have shipped to customers or are currently in our inventory. In the third quarter, we fulfilled all of our back-orders for DEFINITY. We currently expect our stock out of Neurolite to last through the end of 2012. We can give no assurances that BVL will be able to manufacture and release product for us on a timely and consistent basis in the future or that we will not have short or longer term stock outs in the future.

        We have also expedited a number of technology transfer programs to secure and qualify production of our BVL-manufactured products to alternate contract manufacturing sites. Currently, we are utilizing an alternate manufacturer for Cardiolite and have entered into separate manufacturing and supply agreements with Jubilant HollisterStier ("JHS") for the manufacture of each of DEFINITY, Cardiolite and Neurolite. We are also pursuing new manufacturing relationships to establish and secure additional long-term or alternative suppliers of Cardiolite, Neurolite and DEFINITY, but we are uncertain of the timing as to when the new arrangements with JHS and any other supply arrangement would provide meaningful quantities of product to us. If BVL is not able to continue to manufacture and release adequate product supply on a timely and consistent basis, we are unable to regain sufficient market share, or we are not able to obtain adequate amounts of such products from alternate suppliers (including DEFINITY, Cardiolite and Neurolite from JHS), our financial results will be negatively impacted and we will need to implement additional expense reductions such as a potential delay of discretionary spending including possible reductions in sales and marketing and research and development activities, as well as other operating and strategic initiatives.

Growth of DEFINITY

        We believe the market opportunity for our contrast agent, DEFINITY, remains quite significant. As we better educate the physician and healthcare provider community about the benefits and risks of this product, we believe we will experience further penetration of suboptimal echocardiograms. Prior to the supply issues with BVL, sales of DEFINITY have continually increased quarter over quarter since June 2008, when we were able to modify the boxed warning on DEFINITY. Unit sales of DEFINITY had decreased substantially in late 2007 and early 2008 as a result of an FDA request in October 2007 that all manufacturers of ultrasound contrast agents add a boxed warning to their products to notify physicians and patients about potentially serious safety concerns or risks posed by the products. However, in May 2008, the boxed warning was modified by the FDA in response to the substantial advocacy efforts of prescribing physicians. Since then, DEFINITY sales have continually increased quarter over quarter. In October 2011, we received FDA approval of further modifications to the DEFINITY label, including: further relaxing the boxed warning; eliminating the sentence in the Indication and Use section "The safety and efficacy of DEFINITY with exercise stress or pharmacologic stress testing have not been established" (previously added in October 2007 in connection with the imposition of the box warning); and including summary data from the post-approval CaRES (Contrast echocardiography Registry for Safety Surveillance) safety registry and the post-approval pulmonary hypertension study. DEFINITY is currently the only echocardiography contrast agent able to benefit from these label modifications. However, as discussed above under "Inventory Supply", the future growth of our DEFINITY sales will be dependent on the ability of BVL to manufacture and release DEFINITY on a timely and consistent basis and of JHS to receive FDA approval and become a dependable supplier of meaningful quantities of product to us in the future.

Global Moly Supply

        Historically, our largest supplier of Moly, our highest volume raw material, has been Nordion (Canada) Inc. ("Nordion"), which has relied on the NRU reactor in Chalk River, Ontario. This reactor was off-line from May 2009 until August 2010 due to a heavy water leak in the reactor vessel. As part of the conditions for the recent relicensing of the NRU reactor from 2011 to 2016, the Canadian government has asked Atomic Energy of Canada Limited, or AECL, to shut down the reactor for at least four weeks at least once a year for inspection and maintenance. The scheduled 2012 shutdown period ran from mid-April 2012 until mid-May 2012, and during such period some of our customers diverted a small amount of business to our competitor, which correspondingly reduced our aggregate orders during the shutdown period. With this diversion, we were able to fulfill all of our customer demand for Moly from our other suppliers during the shutdown period. On October 19, 2012 and October 30, 2012, the Company executed amendments to agreements with Nordion and NTP, our Moly suppliers, which extended the contract terms of those agreements to December 31, 2015 and December 31, 2017, respectively.

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

Demand for TechneLite

        Following the global Moly supply challenge in 2009 to 2010, we have experienced reduced demand for TechneLite generators from pre-shortage levels even though volume has increased in absolute terms from shortage levels following the return of our normal Moly supply in August 2010. We do not know if overall industry demand for Technetium will ever return to pre-shortage levels. However, we do believe we have opportunities to gain further share with our customers.

        We believe that TechneLite unit volume has not returned to pre-shortage levels for a number of reasons, including: (i) changing staffing and utilization practices in radiopharmacies, which have resulted in increased efficiencies in the preparation of unit doses of Technetium-based radiopharmaceuticals; (ii) shifts to alternative diagnostic imaging modalities during the 2009 to 2010 Moly supply shortage, which have not returned to Technetium-based procedures; and (iii) decreased amounts of Technetium being used in unit-doses of Technetium-based radiopharmaceuticals due to increased concerns about patient radiation dose exposure. We also believe that there has been an overall decline in the MPI study market because of decreased levels of patient studies during the Moly shortage period that have not returned to pre-shortage levels and industry-wide cost-containment initiatives that have resulted in a transition of where imaging procedures are performed from free standing imaging centers to the hospital setting. We expect these factors will continue to affect Technetium demand in the future.

        On November 1, 2012, the Centers for Medicare and Medicaid Services ("CMS") announced the 2013 final Medicare payment rules for hospital outpatient settings and physician offices. Under the final rules, CMS will reimburse an incremental $10 for each technetium dose produced from a generator for a diagnostic procedure in a hospital outpatient setting that is reimbursed by Medicare if such technetium is produced from a generator containing Moly sourced from at least 95 percent LEU. We currently understand that CMS expects to continue this incentive program for the foreseeable future. Starting in January 2013, we will offer a TechneLite generator which contains Moly sourced from at least 95 percent LEU and which satisfies the requirements for reimbursement under this incentive program.

Cardiolite Competitive Pressures

        Cardiolite's market exclusivity expired in July 2008. In September 2008, the first of several competing generic products to Cardiolite was launched. With continued pricing pressure from generic competitors, we also sell our Cardiolite product in the form of a generic sestamibi at the same time as we continue to sell branded Cardiolite throughout the MPI segment. We believe this strategy of selling branded as well as generic sestamibi has allowed us to maintain total segment share by having multiple sestamibi offerings that are attractive in terms of brand, as well as price.

        In addition to pricing pressure due to generics, our Cardiolite products have also faced a share decline in the MPI segment due to a change in professional society appropriateness guidelines, on-going reimbursement pressures, the limited availability of Moly during the NRU reactor shutdown, the limited availability of Cardiolite products to us during the BVL outage, and the increase in use of other diagnostic modalities as a result of a shift to more available imaging agents and modalities. Prior to the BVL-related supply challenges, we believe we had been able to maintain share for our branded product in a generic segment, because of brand awareness, loyalty to the agent within the cardiology community and our strong relationships with our distribution partners. We believe the BVL outage and continued generic competition will result in future share erosion for our Cardiolite products.

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

Executive Overview

        The following have impacted our results in the three and nine months ended September 30, 2012:

  •
  limited supply of DEFINITY, Cardiolite and Neurolite product inventory as a result of the BVL outage, and a higher cost of goods sold for Cardiolite because of more expensive sourcing from our current alternate manufacturer of Cardiolite and from our third party manufacturers of generic sestamibi;

  •
  an additional inventory write-down of $10.6 million and a reserve of $1.9 million for an additional loss associated with the portion of the committed purchases of Ablavar product that we do not believe will be sold prior to expiry, as a result of the realignment and reduction of the sales force dedicated to Ablavar;

  •
  in June 2012, we began to supply DEFINITY produced by BVL again to customers, which resulted in increasing revenues from the second quarter and increased sales incentive compensation;

  •
  continued generic competition to Cardiolite;

  •
  limited Ablavar revenues to offset costs related to the commercialization of the product;

  •
  underabsorption of manufacturing overhead due to BVL outage;

  •
  action taken on March 1, 2012 to reduce our workforce in an effort to reduce costs and increase operating efficiency; and

  •
  receipt of $35.0 million from BVL to compensate us for business losses under (i) a Settlement and Mutual Release Agreement (the "Settlement Agreement"), (ii) a Transition Services Agreement (the "Transition Services Agreement"), and (iii) a Manufacturing and Service Contract (the "Manufacturing and Service Contract").

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

        For the remainder of 2012, until we are able to restore consistent, full and normal production of all of our BVL-manufactured products, as well as to build sufficient inventory to appropriately serve all of our customers, or obtain adequate supply from our alternate supplier, JHS, our results of operations will be negatively impacted. We believe this will be partially mitigated to the extent DEFINITY regains market share and sales can continue to grow. Such growth is contingent upon the future growth of our DEFINITY sales which will be dependent on the ability of BVL to manufacture and release DEFINITY on a timely and consistent basis and of JHS to receive FDA approval and become a dependable supplier of meaningful quantities of product to us in the future.

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Net product revenues	$71,163	$84,091	$207,839	$268,325
License and other revenues	2,582	2,141	8,018	6,445

Total revenues	73,745	86,232	215,857	274,770
Cost of goods sold	65,114	48,943	166,275	188,439
Loss on firm purchase commitment	1,859	—	1,859	1,879

Total cost of goods sold	66,973	48,943	168,134	190,318

Gross profit	6,772	37,289	47,723	84,452

Operating expenses
General and administrative expenses	7,801	8,681	24,760	23,935
Sales and marketing expenses	9,257	9,650	28,165	29,747
Research and development expenses	10,511	10,338	31,282	31,185
Proceeds from manufacturer	(800)	—	(34,614)	—

Total operating expenses	26,769	28,669	49,593	84,867

Operating (loss) income	(19,997)	8,620	(1,870)	(415)
Interest expense, net	(10,464)	(10,517)	(31,277)	(27,887)
Other (expense) income, net	(834)	355	(248)	1,298

Loss before income taxes	(31,295)	(1,542)	(33,395)	(27,004)
Provision (benefit) for income taxes	(2,574)	452	(944)	(9,044)

Net loss	$(28,721)	$(1,994)	$(32,451)	$(17,960)

Foreign currency translation, net of taxes	1,021	(1,156)	1,199	(529)

Total comprehensive loss	$(27,700)	$(3,150)	$(31,252)	$(18,489)

Revenues

        Revenues are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
United States
Cardiolite	$4,647	$10,686	$9,138	$37,845
TechneLite	25,575	28,721	76,270	87,124
DEFINITY	13,501	16,934	35,949	49,853
Other currently marketed products	8,768	7,585	25,571	27,391

Total U.S. product revenue	52,491	63,926	146,928	202,213
License and other revenues	2,582	2,141	8,011	6,445

Total U.S. revenues	$55,073	$66,067	$154,939	$208,658

International
Cardiolite	$4,741	$5,781	$16,472	$20,443
TechneLite	3,264	3,944	10,177	13,071
DEFINITY	435	232	834	779
Other currently marketed products	10,232	10,208	33,428	31,819

Total International product revenue	18,672	20,165	60,911	66,112
License and other revenues	—	—	7	—

Total International revenues	$18,672	$20,165	$60,918	$66,112

Product revenue	71,163	84,091	207,839	268,325
License and other revenue	2,582	2,141	8,018	6,445

Total revenue	$73,745	$86,232	$215,857	$274,770

        Total revenues decreased $12.5 million, or 14.5%, to $73.7 million in the three months ended September 30, 2012 as compared to $86.2 million in the three months ended September 30, 2011. U.S. segment revenue decreased $11.0 million, or 16.6%, to $55.1 million in the same period, as compared to $66.1 million in the prior year. International segment revenue decreased $1.5 million, or 7.4%, to $18.7 million in the same period, as compared to $20.2 million in the prior year.

        Total revenues decreased $58.9 million, or 21.4%, to $215.9 million in the nine months ended September 30, 2012 as compared to $274.8 million in the nine months ended September 30, 2011. U.S. segment revenue decreased $53.7 million, or 25.7%, to $154.9 million in the same period, as compared to $208.6 million in the prior year. International segment revenue decreased $5.2 million, or 7.9%, to $60.9 million in the same period, as compared to $66.1 million in the prior year.

        The decrease in revenue for the three and nine months ended September 30, 2012 for both the U.S. and International segments was primarily due to the BVL outage impacting our supply of DEFINITY, Cardiolite, and Neurolite. See "Key Factors Affecting Our Results—Inventory Supply." TechneLite sales decreased given lower volume. Offsetting these decreases were increases in revenue for the U.S. segment of Xenon, as a result of price increases.

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

        Revenue reserves are categorized as rebates or allowances. An analysis of the amount of, and change in, reserves is summarized as follows:

(dollars in thousands)	Rebates	Allowances	Total
Balance, as of January 1, 2011	$910	$101	$1,011
Current provisions relating to revenues in current year	3,672	474	4,146
Adjustments relating to prior years' estimate	(116)	—	(116)
Payments/credits relating to revenues in current year	(2,617)	(441)	(3,058)
Payments/credits relating to revenues in prior years	(493)	(101)	(594)

Balance, as of December 31, 2011	1,356	33	1,389
Current provisions relating to revenues in current year	2,502	203	2,705
Adjustments relating to prior years' estimate	(140)	—	(140)
Payments/credits relating to revenues in current year	(1,391)	(186)	(1,577)
Payments/credits relating to revenues in prior years	(641)	(35)	(676)

Balance, as of September 30, 2012	$1,686	$15	$1,701

        Sales rebates and other accruals were approximately $1.7 million and $1.4 million at September 30, 2012 and December 31, 2011, respectively. The increase in the accrual resulted principally from the full year impact in 2012 of the addition of contracts with rebate rights executed in 2011.

Costs of Goods Sold

        Cost of goods sold consists of manufacturing, distribution, definite lived intangible asset amortization and other costs related to our commercial products. In addition, it includes the write off of excess and obsolete inventory.

        Cost of goods sold is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
United States	$52,546	$36,381	$125,488	$150,358
International	14,427	12,562	42,646	39,960

Total Cost of Goods Sold	$66,973	$48,943	$168,134	$190,318

        Total costs of goods sold increased $18.0 million, or 36.8%, to $67.0 million in the three months ended September 30, 2012 as compared to $49.0 million in the three months ended September 30, 2011. U.S. segment costs of goods sold increased $16.2 million, or 44.4%, to $52.6 million in the same period, as compared to $36.4 million in the prior year. International segment costs of goods sold increased $1.8 million, or 14.8%, to $14.4 million in the same period, as compared to $12.6 million in the prior year.

        Total costs of goods sold decreased $22.2 million, or 11.7%, to $168.1 million in the nine months ended September 30, 2012 as compared to $190.3 million in the nine months ended September 30, 2011. U.S. segment costs of goods sold decreased $24.9 million, or 16.5%, to $125.5 million in the same period, as compared to $150.4 million in the prior year. International segment costs of goods sold increased $2.7 million, or 6.7%, to $42.7 million in the same period, as compared to $40.0 million in the prior year.

        The primary contributing factor to the increase in cost of goods sold in the three months ended September 30, 2012 for the U.S. segment were write-offs resulting from an assessment of future Ablavar sales, on-hand inventory expiry and committed supply. Based on the assessment, we currently believe that we will not be able to sell a portion of committed supply purchases of Ablavar product and a portion of on-hand inventory prior to its expiration. As a result, we recorded an inventory write down and a contract loss reserve of $10.6 million and $1.9 million, respectively, during the three months ended September 30, 2012. Additionally, we incurred increases in DEFINITY technology transfer costs, additional take or pay losses on purchase commitments for Moly and higher Cardiolite costs due to higher material expenses as we sourced material from an alternate higher cost manufacturer because of the BVL outage. These increases were offset by lower TechneLite manufacturing overhead and distribution expenses.

        The primary contributing factor to the decrease in cost of goods sold in the nine months ended September 30, 2012 for the U.S. segment was the prior period write-off for Ablavar intangible assets of $23.5 million and $2.9 million less in amounts recorded for Ablavar inventory write down and contract loss reserves associated with Ablavar inventory purchase commitments. We also incurred lower TechneLite costs due to lower unit volumes and lower Thallium manufacturing overhead costs. These decreases were partially offset by higher DEFINITY technology transfer costs, take or pay losses on purchase commitments for Moly and higher Cardiolite manufacturing costs due to increased material expenses as we sourced material from an alternate higher cost manufacturer because of the BVL outage.

        The increase in cost of goods sold in the three and nine months ended September 30, 2012 for the International segment was due to temporary increases in costs for third party sestamibi and a substitute product for Neurolite. Relating only to the nine month period, these increases were partly offset by lower Cardiolite and Neurolite unit volumes in certain markets.

Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
United States	$2,526	$29,686	$29,450	$58,300
International	4,246	7,603	18,273	26,152

Total Gross Profit	$6,772	$37,289	$47,723	$84,452

        Total gross profit decreased $30.5 million, or 81.8%, to $6.8 million in the three months ended September 30, 2012 as compared to $37.3 million in the three months ended September 30, 2011. U.S. segment gross profit decreased $27.2 million, or 91.5%, to $2.5 million in the same period, as compared to $29.7 million in the prior year. International segment gross profit decreased $3.4 million, or 44.2%, to $4.2 million in the same period, as compared to $7.6 million in the prior year.

        Total gross profit decreased $36.7 million, or 43.5%, to $47.7 million in the nine months ended September 30, 2012 as compared to $84.4 million in the nine months ended September 30, 2011. U.S. segment gross profit decreased $28.9 million, or 49.5%, to $29.4 million in the same period, as compared to $58.3 million in the prior year. International segment gross profit decreased $7.9 million, or 30.1%, to $18.3 million in the same period, as compared to $26.2 million in the prior year.

        The decrease in gross profit in the three months ended September 30, 2012 for the U.S. segment was due to recording a $12.5 million write down of Ablavar on-hand inventory and a contract loss reserve associated with the Ablavar inventory purchase commitment. We also incurred decreased profits from higher DEFINITY technology transfer costs, additional take or pay losses on purchase commitments for Moly and lower unit sales volumes of Cardiolite and DEFINITY, caused by the supply issues resulting from the BVL outage. These decreases were partly offset by higher Xenon gross profit due to price increases.

        The decrease in gross profit in the nine months ended September 30, 2012 for the U.S. segment was due to lower profits from DEFINITY, Cardiolite and Neurolite caused by supply issues resulting from the BVL outage and incurring take or pay losses on purchase commitments for Moly. We also experienced decreased profits from higher DEFINITY technology transfer costs and lower TechneLite unit sales volume. These decreases were partially offset by the prior period Ablavar intangible assets write-off noted above and higher Xenon gross profit due to price increases.

        The decrease in gross profit in the three and nine months ended September 30, 2012 for our International segment was due to lower Cardiolite and Neurolite unit sales volumes related to the product shortage in certain markets and higher material expenses as we sourced material from alternate higher cost manufacturers. Relating only to the nine month period, these decreases were partially offset by higher profits from Neurolite ligand, which is unaffected by the product shortage.

General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
United States	$7,273	$8,051	$23,099	$22,016
International	528	630	1,661	1,919

Total General and Administrative	$7,801	$8,681	$24,760	$23,935

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

        Total general and administrative expense decreased $0.9 million, or 10.1%, to $7.8 million in the three months ended September 30, 2012, as compared to $8.7 million in the three months ended September 30, 2011. In the U.S. segment, general and administrative expenses decreased $0.8 million, or 9.7%, to $7.3 million, as compared to $8.1 million in the prior year period. In the International segment, general and administrative expenses decreased $0.1 million, or 16.2%, to $0.5 million, as compared to $0.6 million in the prior year period.

        Total general and administrative expenses increased $0.8 million, or 3.4%, to $24.7 million in the nine months ended September 30, 2012, as compared to $23.9 million in the nine months ended September 30, 2011. In the U.S. segment, general and administrative expenses increased $1.1 million, or 4.9%, to $23.1 million, as compared to $22.0 million in the prior year period. In the International segment, general and administrative expenses decreased $0.2 million, or 13.4%, to $1.7 million, as compared to $1.9 million in the prior year period.

        The decrease in general and administrative expenses in the three months ended September 30, 2012 for the U.S. segment was primarily due to lower external legal fees in connection with our suit seeking to recover business interruption losses, lower salaries and benefits associated with reduced headcount, lower recruiting fees and reduced spending with professional service providers for information technology support. These decreases were offset, in part, by an increase in the estimated fees associated with external audit and related services.

        The increase in general and administrative expenses in the nine months ended September 30, 2012 for the U.S. segment was primarily due to the reversal of stock-based compensation expense in 2011 relating to the determination that the achievement of certain performance targets were no longer probable and current year modifications to stock option agreements. In addition, depreciation expense increased over the prior year as a result of certain capital spending projects occurring in late 2011 and early 2012 related primarily to information technology improvements. Offsetting this increase was overall lower external support primarily related to information technology.

        The decrease in general and administrative expenses in the three and nine months ended September 30, 2012 for the International segment was primarily due to attrition in the international workforce during the second quarter of 2012 and a recovery of bad debt during the first nine months of 2012.

Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
United States	$8,453	$8,565	$25,150	$26,015
International	804	1,085	3,015	3,732

Total Sales and Marketing	$9,257	$9,650	$28,165	$29,747

        Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, business development, and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research, and sales meetings.

        Total sales and marketing expenses decreased $0.4 million, or 4.1%, to $9.3 million in the three months ended September 30, 2012, as compared to $9.7 million in the three months ended September 30, 2011. In the U.S. segment, sales and marketing expenses decreased $0.1 million, or 1.3%, to $8.5 million, as compared to $8.6 million in the prior year period. In the International segment, sales and marketing expenses decreased $0.3 million, or 25.9%, to $0.8 million, as compared to $1.1 million in the prior year period.

        Total sales and marketing expenses decreased $1.6 million, or 5.3%, to $28.2 million in the nine months ended September 30, 2012, as compared to $29.8 million in the nine months ended September 30, 2011. In the U.S. segment, sales and marketing expenses decreased $0.9 million, or 3.3%, to $25.1 million, as compared to $26.0 million in the prior year period. In the International segment, sales and marketing expenses decreased $0.7 million, or 19.2%, to $3.0 million, as compared to $3.7 million in the prior year period.

        The decrease in sales and marketing expenses in the three and nine months ended September 30, 2012 for the U.S. segment was primarily due to lower salary and other personnel costs in 2012 related to a workforce reduction during the second quarter of 2011. Overall, there were lower expenses on sales and marketing activities as a result of reductions in discretionary spending due to the prolonged BVL outage. These decreases were offset by the reversal of stock-based compensation in the first quarter of 2011 and sales incentive compensation related to the return of DEFINITY product during June 2012.

        The decrease in sales and marketing expenses in the three and nine months ended September 30, 2012 for the International segment was primarily due to a decrease in headcount and lower expenses on sales and marketing activities as a result of reductions in discretionary spending due to the prolonged BVL outage.

Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
United States	$10,484	$10,195	$31,167	$30,649
International	27	143	115	536

Total Research and Development	$10,511	$10,338	$31,282	$31,185

        Total research and development expenses increased $0.2 million, or 1.7%, to $10.5 million in the three months ended September 30, 2012, as compared to $10.3 million in the three months ended September 30, 2011. In the U.S. segment, research and development expenses increased $0.3 million, or 2.8%, to $10.5 million, as compared to $10.2 million in the prior year period. In the International segment, research and development expenses decreased $116,000, or 81.1%, to $27,000, as compared to $143,000 in the prior year period.

        Total research and development expenses increased $0.1 million, or 0.3%, to $31.3 million in the nine months ended September 30, 2012, as compared to $31.2 million in the nine months ended September 30, 2011. In the U.S. segment, research and development expenses increased $0.5 million, or 1.7%, to $31.2 million, as compared to $30.7 million in the prior year period. In the International segment, research and development expenses decreased $0.4 million, or 78.5%, to $0.1 million, as compared to $0.5 million in the prior year period.

        The increase in research and development expenses in the three and nine months ended September 30, 2012 for the U.S. segment was primarily due to the timing of clinical activity related to our flurpiridaz F 18 program as we continued to actively enroll patients and activate sites for our Phase III program. During the same periods in 2011, we were primarily in the planning and preparation stage for our flurpiridaz F 18 Phase III program, enrolling our first patient during the second quarter of 2011. This increase in clinical activity in 2012 resulted in increased external costs related to our clinical research organization, investigator expenses, drug products, lab supplies, and consultants. These increases were offset by a reduction in workforce in the second quarter of 2011.

        The decrease in research and development expenses in the three and nine months ended September 30, 2012 for the International segment was primarily due to a reduction in workforce in the second quarter of 2011.

        We anticipate that our research and development expenses for the remainder of 2012 will primarily relate to the support of our flurpiridaz F 18 Phase III program.

Proceeds from Manufacturer

        For the three and nine months ended September 30, 2012 compared to the same periods in 2011, proceeds from manufacturer increased by $0.8 million and $34.6 million, respectively, as a result of the receipt of the $30.0 million from BVL to compensate us for business losses and an additional $5.0 million under the Transition Services Agreement. During the first quarter of 2012, BVL and LMI terminated their original manufacturing agreement and entered into the Settlement Agreement, the Transition Services Agreement and the Manufacturing and Services Contract.

Other (Expense) Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Interest expense	$(10,510)	$(10,599)	$(31,476)	$(28,117)
Interest income	46	82	199	230
Other (expense) income, net	(834)	355	(248)	1,298

Total other (expense) income, net	$(11,298)	$(10,162)	$(31,525)	$(26,589)

  Interest Expense

        For the three and nine months ended September 30, 2012 compared to the same periods in 2011, interest expense decreased by $0.1 million and increased by $3.4 million, respectively, as a result of the issuance of the $150.0 million 9.750% Notes in March 2011. See Note 10, "Financing Arrangements" to our unaudited condensed consolidated financial statements.

  Interest Income

        For the three and nine months ended September 30, 2012, compared to the same periods in 2011, interest income decreased by $36,000 and $31,000, respectively, as a result of the change in balances in interest bearing accounts.

  Other (Expense) Income, net

        For the three and nine months ended September 30, 2012 compared to the same periods in 2011, other (expense) income decreased by $1.2 million and $1.5 million, respectively, primarily due to a decrease in the tax indemnification asset and changes in foreign currency exchange rates.

Provision (Benefit) for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Provision (benefit) for income taxes	$(2,574)	$452	$(944)	$(9,044)

        For the three months ended September 30, 2012, compared to the same period in 2011, income tax expense decreased due primarily to the reversal of uncertain tax positions. For the nine months ended September 30, 2012, compared to the same period in 2011, income tax benefit decreased due to domestic losses that are not benefited. Our annualized effective tax rate for 2012 is estimated to be 16.21%. Our tax benefit for the period ending September 30, 2012 consisted of a provision of $0.4 million associated with current year earnings and a benefit of $1.3 million associated with discrete events. Discrete events for the three and nine months ended September 30, 2012 include approximately $1.9 million related to the provision for additional interest on uncertain tax positions, a $1.3 million and a $2.3 million benefit related to the reversal of uncertain tax positions and taxes payable, respectively, due to the expiration of the statute of limitations for the 2008 tax year and a provision of $0.4 million related to the settlement of tax audits and tax rate changes.

Liquidity and Capital Resources

Cash Flows

        The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
(dollars in thousands)	2012	2011	$ Change
Cash provided by (used in):
Operating activities	$22,211	$25,057	$(2,846)
Investing activities	$(5,125)	$(6,359)	$1,234
Financing activities	$(1,529)	$(6,953)	$5,424

Net Cash Provided by Operating Activities

        Cash provided by operating activities is primarily driven by our earnings and changes in working capital. The decrease in cash provided by operating activities for the nine months ended September 30, 2012 as compared to 2011 was primarily driven by the impact of decreased unit sales due to the BVL outage. These decreases were offset by the receipt of the $35.0 million BVL settlement in 2012, an amended purchase agreement for one of our products of which $15.0 million of required purchases were made during the nine months ended September 30, 2011, versus $0.4 million for the nine months ended September 30, 2012, and the timing of payments made to vendors.

Net Cash Used in Investing Activities

        Net cash used in investing activities in the nine months ended September 30, 2012 and 2011 primarily reflects the purchase of property and equipment.

Net Cash Used in Financing Activities

        Our primary historical uses of cash in financing activities are principal payments on our term loan and line of credit, as well as dividends to Holdings, our parent. On March 21, 2011, we issued an additional $150.0 million of Notes at 9.750% per annum.

Internal Sources of Liquidity

        Our internal sources of liquidity are derived from cash and cash equivalents of $56.8 million as of September 30, 2012, as well as revenues primarily from the sale of Cardiolite, Technelite and DEFINITY.

External Sources of Liquidity

        Since 2010, in addition to revenues provided by the sales of our products, our primary source of external liquidity has been the proceeds from the issuance of the $400.0 million 9.750% Senior Notes due in May of 2017. In addition to the Notes, we have a $42.5 million revolving credit facility (the "Facility") that bears interest at either LIBOR plus 3.75% or the Reference Rate (as defined in the agreement) plus 2.75%. The Facility expires on May 10, 2014, at which time any outstanding borrowings are due and payable.

        On October 11, 2012, we executed a third amendment to the Facility which further modified the financial covenants and certain definitions used to calculate compliance with those covenants. We incurred approximately $0.2 million in lender fees associated with this amendment.

        As of September 30, 2012, we were in compliance with all applicable financial covenants. As of September 30, 2012 and the date hereof, there were no amounts outstanding under the Facility, other than an $8.8 million unfunded Standby Letter of Credit, and the aggregate borrowing capacity was $33.7 million. The availability under the Facility decreased in the quarter ended June 30, 2012, due to the Company increasing the unfunded Standby Letter of Credit from $4.4 million to $8.8 million, which expires on February 2, 2013, to support a surety bond related to a statutory decommissioning obligation we have in connection with our Billerica facility. The Company expects to continue to require use of the letter of credit for a surety bond on an ongoing basis and may seek to renew this standby letter of credit upon expiration.

        If BVL is not able to continue to manufacture and release product supply on a timely and consistent basis, we are not able to obtain adequate supply of such products from alternative suppliers (including DEFINITY, Cardiolite and Neurolite from JHS), or we are unable to regain and grow sufficient market share with our principal products, then we will need to implement certain expense reductions, such as a delay or elimination of discretionary spending including possible reductions in sales and marketing and research and development activities, as well as other operating and strategic initiatives. If we are not successful in those initiatives, we could be in non-compliance with one or more of the financial ratio covenants in the Facility in 2013. If this were to occur, we would seek either an additional amendment to the Facility or a waiver or consent in connection with the appropriate financial covenants to eliminate such potential default. There can be no assurance that we would be able to obtain an amendment, waiver or consent from our lenders. Any financial covenant default under the Facility will not result in a cross-default under the Indenture that governs the Notes unless the amount outstanding under the Facility is greater than $10.0 million and the lenders accelerate the repayment of such debt. Currently there is $8.8 million outstanding under the Facility in the form of an issued but undrawn letter of credit. Consequently, based on amounts outstanding as of the date of this report, a financial ratio covenant default under the Facility would currently only impact our ability to borrow under the Facility.

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

Funding Requirements

        Our future capital requirements will depend on many factors, including:

  •
  our ability to have product manufactured and released from BVL and from alternative manufacturing sites in the future;

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

        Our only current committed external source of funds is borrowing availability under the Facility. We generated a net loss of $28.7 million and $32.5 million during the three and nine months ended September 30, 2012, respectively, and had $56.8 million of cash and cash equivalents at September 30, 2012. Based on our current operating plans, we believe that our existing cash and cash equivalents and results of operations will be sufficient to continue to fund our liquidity requirements for at least the next twelve months. However, if BVL is not able to continue to manufacture and release adequate product supply on a timely and consistent basis, we are not successful with our JHS technology transfer programs and we cannot obtain adequate supply from JHS, or we are unable to regain and grow sufficient market share with our principal products, then we will need to implement additional expense reductions, such as a potential delay or elimination of discretionary spending including possible reductions in sales and marketing and research and development activities, as well as other operating and strategic initiatives.

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, certain suppliers, contingent royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. The following table summarizes our contractual obligations as of September 30, 2012:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Debt obligations (principal)	$400,155	$155	$—	$400,000	$—
Interest on debt obligations	195,000	39,000	78,000	78,000	—
Operating leases(1)	3,664	941	1,490	636	597
Purchase obligations(2)(4)	68,971	57,910	11,061	—	—
Asset retirement obligation	5,278	—	—	—	5,278
Other long-term liabilities(3)	34,617	—	—	—	34,617

Total contractual obligations	$707,685	$98,006	$90,551	$478,636	$40,492

(1)
Operating leases include minimum payments under leases for our facilities and certain equipment.

(2)
Purchase obligations include fixed or minimum payments under manufacturing and service agreements with third-parties.

(3)
Due to the uncertainty related to the timing of the reversal of uncertain tax positions, the liability is not subject to fixed payment terms and the amount and timing of payments, if any, which we will make related to this liability are not known.

(4)
On October 19, 2012, we entered into Amendment No. 2 to the Molybdenum-99 Purchase and Supply Agreement between LMI and Nordion. Beginning November 1, 2012, LMI will be committed to purchasing a minimum supply of Moly based upon a declining percentage of LMI's total requirement at a lower average purchase price and extended the commitment from 2013 to 2015. As a result, our cumulative projected future commitments to Nordion under the extended agreement are expected to increase.

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

        Please read Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2011, for a discussion of our critical accounting estimates. There have been no material changes to our critical accounting policies in the nine months ended September 30, 2012.

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

Interest Rate Risk

        We are subject to interest rate risk in connection with the Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of September 30, 2012, there was no amount outstanding under the Facility, other than a $8.8 million unfunded Standby Letter of Credit, which reduces availability to $33.7 million. Any increase in the interest rate under the Facility may have a negative impact on our future earnings.

Foreign Currency Risk

        We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the nine months ended September 30, 2012 and 2011, the net impact of foreign currency changes on transactions was a loss of $0.3 million and $22,000, respectively. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

        Gross margins of products we manufacture at our U.S. plants and sell in currencies other than the U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on total revenue for each of the nine month periods ended September 30, 2012 and 2011 was 22.1% and 30.7%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the nine months ended September 30, 2012, we estimate our gross margin on total sales would have been 22.1%, 22.2% and 22.3%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the nine months ended September 30, 2011, we estimate our gross margin on total net product sales would have been 30.8%, 30.9% and 31.0%, respectively.

        In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar (in which we report our consolidated financial results); our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar.

        If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales and net income for the nine months ended September 30, 2012 would have been impacted by approximately the following amounts:

	Approximate Decrease in Net Revenue	Approximate Decrease in Net Income
	(dollars in thousands)
1%	$(394)	$(3)
5%	(1,970)	(14)
10%	(3,939)	(27)

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

Changes in Internal Control Over Financial Reporting

        There have been no changes during the quarter ended September 30, 2012 in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Except as noted above, as of September 30, 2012, we had no material ongoing litigation, regulatory or other proceeding and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

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

LANTHEUS MEDICAL IMAGING, INC.
By:	/s/ DONALD R. KIEPERT
	Name:	Donald R. Kiepert
	Title:	President and Chief Executive Officer
	Date:	November 09, 2012
LANTHEUS MEDICAL IMAGING, INC.
By:	/s/ JEFFREY E. YOUNG
	Name:	Jeffrey E. Young
	Title:	Chief Financial Officer
	Date:	November 09, 2012

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Furnished herewith.