Form 10-K
period 2012-12-31
Lantheus Medical Imaging, Inc.
filed 2013-03-29
CIK 1500157

Use these links to rapidly review the document

Item 15. Exhibits and Financial Statement Schedules

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes ☐    No ☒

        The registrant is a privately-held corporation, and accordingly, as of June 30, 2012, there is no public market for its common stock. The registrant had one thousand shares of common stock, $0.01 par value per share, issued and outstanding as of March 28, 2013.

EXPLANATORY NOTE

        The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months but is not subject to such filing requirements.

PART I

Cautionary Note Regarding Forward-Looking Statements

        Some of the statements contained in this annual report are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, including, in particular, statements about our plans, strategies, prospects and industry estimates. These statements identify prospective information and include words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "should," "predicts," "hopes" and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our liquidity, including our belief that our existing cash, cash equivalents and anticipated revenues are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months; (ii) our outlook and expectations including, without limitation, in connection with continued market expansion and penetration for our commercial products, particularly DEFINITY; (iii) expected new product launch dates and market exclusivity periods; and (iv) outlook and expectations related to product manufactured at Ben Venue Laboratories, Inc., or BVL and Jubilant HollisterStier, or JHS. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this annual report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

  •
  our dependence upon third parties for the manufacture and supply of a substantial portion of our products, including our current dependence on BVL, as one of our two manufacturers of DEFINITY and Cardiolite products and our sole source manufacturer for Neurolite until JHS becomes our primary supplier of DEFINITY, Cardiolite products and Neurolite;

  •
  risks associated with the manufacturing and distribution of our products and the regulatory requirements related thereto;

  •
  risks associated with the technology transfer programs to secure production of our products, at alternate contract manufacturer sites;

  •
  our dependence on a limited number of third-party suppliers and the instability of global molybdenum-99, or Moly, supply;

  •
  a sustained decrease in TechneLite generator demand following the end of the global Moly shortage;

  •
  our dependence on key customers, primarily Cardinal Health, Inc., or Cardinal, United Pharmacy Partners, Inc., or UPPI, and GE Healthcare, for our nuclear imaging products, and our ability to maintain and profitably renew our contracts and relationships with those key customers;

  •
  our ability to continue to increase segment penetration for DEFINITY in suboptimal echocardiograms;

  •
  our ability to compete effectively;

  •
  ongoing generic competition to Cardiolite products and continued loss of market share;

  •
  the dependence of certain of our customers upon third-party healthcare payors and the uncertainty of third-party coverage and reimbursement rates;

  •
  uncertainties regarding the impact of U.S. healthcare reform on our business, including related reimbursements for our current and potential future products;

  •
  our being subject to extensive government regulation and our potential inability to comply with such regulations;

  •
  risks associated with being able to negotiate relationships with potential strategic partners to advance our clinical development programs on acceptable terms, or at all;

  •
  the extensive costs, time and uncertainty associated with new product development, including further product development relying on external development partners;

  •
  our ability to complete our Phase 3 clinical program for our lead clinical candidate, flurpiridaz F 18, relying on external development partners together with our ability to obtain FDA approval and gain post-approval market acceptance and adequate reimbursement relying on commercial partners;

  •
  potential liability associated with our marketing and sales practices;

  •
  the occurrence of any side effects with our products;

  •
  our inability to introduce new products and adapt to an evolving technology and diagnostic landscape;

  •
  our exposure to potential product liability claims and environmental liability;

  •
  our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;

  •
  risks related to our outstanding indebtedness and our ability to satisfy such obligations;

  •
  risks associated with the current economic environment, including the U.S. credit markets;

  •
  risks associated with our international operations;

  •
  our inability to adequately protect our facilities, equipment and technology infrastructure;

  •
  our inability to hire or retain skilled employees and the loss of any of our key personnel;

  •
  costs and other risks associated with the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

  •
  other factors that are described in "Risk Factors," beginning on page 28.

        Any forward-looking statement made by us in this annual report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Trademarks

        We own or have the rights to various trademarks, service marks and trade names, including, among others, the following: DEFINITY®, TechneLite®, Cardiolite®, Neurolite®, Ablavar®, Vialmix® and Lantheus Medical Imaging® referred to in this annual report. Solely for convenience, we refer to trademarks, service marks and trade names in this annual report without the TM, SM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted under applicable law, our rights to our trademarks, service marks and trade names. Each trademark, trade name or service mark of any other company appearing in this annual report, such as Myoview® and Optison® are, to our knowledge, owned by such other company.

Item 1.    Business

        Unless the context requires otherwise, references to the "Company," "Lantheus," "LMI," "our company," "we," "us" and "our" refer to Lantheus Medical Imaging, Inc. and its direct and indirect subsidiaries, references to "Lantheus Intermediate" refer to only Lantheus MI Intermediate, Inc., the parent of Lantheus, and references to "Holdings" refer only to Lantheus MI Holdings, Inc., the parent of Lantheus Intermediate.

Overview

        We are a global leader in developing, manufacturing and distributing innovative diagnostic medical imaging agents and products that assist clinicians in the diagnosis of cardiovascular diseases such as coronary artery disease, congestive heart failure and stroke, peripheral vascular disease and other diseases. Our current marketed products are used by nuclear physicians, cardiologists, radiologists, internal medicine physicians, technologists and sonographers working in a variety of clinical settings. We sell our products to radiopharmacies, hospitals, clinics, group practices, integrated delivery networks, group purchasing organizations and, in certain circumstances, wholesalers. In addition to our marketed products, we have three candidates in clinical and pre-clinical development.

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

        Since the launch of the product in 2001, DEFINITY has been used in imaging procedures in over 4.0 million patients throughout the world. In 2012, DEFINITY was the leading ultrasound imaging agent used by echocardiologists, used in approximately two percent of all echocardiograms performed in the United States. DEFINITY primarily competes with Optison, a GE Healthcare product, as well as other imaging modalities.

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

        DEFINITY has historically been manufactured exclusively at BVL. We recently commenced manufacturing DEFINITY at JHS at its facility in Spokane, WA. See "—Raw Materials and Supply Relationships—Ben Venue Laboratories, Inc. and Technology Transfer."

        DEFINITY is currently patent protected in the United States until 2021 and in numerous foreign jurisdictions with protection until 2019. DEFINITY generated revenues of $51.4 million, $68.5 million and $60.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. DEFINITY represented approximately 18%, 19% and 17% of our total revenues in 2012, 2011 and 2010, respectively.

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

        TechneLite is produced in thirteen size variations and is currently marketed in North America, Latin America and Australia, largely to radiopharmacies that prepare unit doses of radiopharmaceutical imaging agents and ship these directly to hospitals. We have supply arrangements with significant radiopharmacy chains, including Cardinal, UPPI and GE Healthcare. In the United States, TechneLite is estimated to have about 39% of the market share of this segment and primarily competes with technetium-based generators produced by the Mallinckrodt division of Covidien, PLC., or Mallinckrodt.

        Moly can be produced using targets made of either highly enriched uranium, or HEU, or low enriched uranium, or LEU. LEU consists of uranium that contains less than 20% of the uranium-235 isotope. HEU is often considered weapons grade material, with 20% or more of uranium-235. On January 2, 2013, President Obama signed into law the American Medical Isotopes Production Act of 2011 (AMIPA) as part of the 2013 National Defense Authorization Act. The AMIPA encourages the domestic production of LEU Moly and provides for the eventual prohibition of the export of HEU from the United States. In addition, the Centers for Medicare and Medicaid Services (CMS) recently stipulated in the 2013 final Medicare payment rules, for Medicare Hospital Outpatients, that CMS will provide incremental reimbursement for every technetium diagnostic dose produced from non-HEU sourced Moly. Our LEU TechneLite generator satisfies the new reimbursement requirements under the CMS 2013 rules.

        Although TechneLite has no current patent protection, given the significant know-how and trade secrets associated with the methods of manufacturing and assembling the TechneLite generator, we believe we have a substantial amount of valuable and defensible proprietary intellectual property associated with the product. In addition, we are pursuing patent protection in the United States and other countries on component technology, which, if granted, will expire in 2029. TechneLite generated revenues of $114.2 million, $131.2 million and $122.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. TechneLite represented approximately 40%, 37% and 34% of total revenues in 2012, 2011 and 2010, respectively.

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

        Cardiolite was approved by the FDA in 1990 and its market exclusivity expired in July 2008. With the advent of generic competition in September 2008, we have faced significant and continued pricing pressure on Cardiolite. Early on in the generic period, we believe we were able to retain substantial segment share because of strong brand awareness and loyalty within the cardiology community, as well as our relationships with key distribution partners. As part of our strategy to continue to compete in this generic segment, we also sell Cardiolite in the form of a generic sestamibi at a slightly lower price to branded Cardiolite while at the same time continuing to sell branded Cardiolite throughout the MPI segment. We believe this strategy of selling branded as well as generic sestamibi allows us to continue to sell a meaningful amount of Cardiolite products in a generic segment by having multiple sestamibi offerings that are attractive in terms of brand as well as price. With our recent supply challenges, we believe our share of the sestamibi segment has continued to decrease. See "Item 1A—Risk Factors—Generic competition has significantly eroded our share of the MPI segment for Cardiolite products and will likely continue to do so."

        Cardiolite has historically been manufactured at BVL and a secondary manufacturer. We have undertaken a technology transfer program for Cardiolite to secure and qualify production at the JHS facility in Spokane, WA. See "—Raw Materials and Supply Relationships—Ben Venue Laboratories, Inc. and Technology Transfer."

        Our ability to market Cardiolite products is highly dependent on our supply of Moly. See "—Raw Materials and Supply Relationships—Molybdenum-99."

        Cardiolite is currently marketed in North America, Europe, Latin America, Asia Pacific and Australia and generic sestamibi is currently marketed in the United States. Since the launch of Cardiolite in 1991, Cardiolite products have been used to image approximately 51 million patients in the United States. Cardiolite products generated revenues of $35.0 million, $66.1 million and $77.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Cardiolite represented approximately 12%, 19% and 22% of total revenues in 2012, 2011 and 2010, respectively. Included in Cardiolite revenues are branded Cardiolite and generic sestamibi revenues, some of which we produce and some of which we procure from time to time from third parties.

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

  •
  Xenon Xe 133 Gas, is a radiopharmaceutical inhaled gas used to assess pulmonary function and evaluate blood flow, particularly in the brain. Xenon is manufactured by a third party and packaged in-house. In 2012, 2011 and 2010, Xenon Xe 133 Gas represented approximately 10%, 8% and 6%, respectively, of our total revenues.

  •
  Neurolite, is an injectable radiopharmaceutical imaging agent used with SPECT technology to identify the location of strokes in patients who have already suffered from a stroke. We launched Neurolite in 1995. In 2012, 2011 and 2010, Neurolite represented approximately 2%, 3% and 5%, respectively, of our total revenues.

  •
  Thallium Tl 201, is an injectable radiopharmaceutical imaging agent used in MPI studies using a gamma camera for the diagnosis and localization of myocardial infarction, or MI. Thallium does not need to be chemically combined with technetium. We have marketed Thallium since 1977 and manufacture it in-house using cyclotrons. In 2012, 2011 and 2010, Thallium represented approximately 2%, 2% and 5%, respectively, of our total revenues.

  •
  Gallium Ga67, is an injectable radiopharmaceutical imaging agent used in demonstrating the presence of Hodgkin's disease, lymphomas and bronchogenic carcinomas. We manufacture Gallium in-house using cyclotrons. In 2012, 2011and 2010, Gallium represented approximately 2%, of each of our total revenues.

  •
  Samarium 153, is a radioisotope used to prepare Quadramet, an injectable radiopharmaceutical used to treat severe bone pain associated with certain kinds of cancer. We receive Samarium from a third party and finish and package it in-house for a different third party. In each of 2012, 2011 and 2010, Samarium represented approximately 2% of our total revenues.

  •
  Ablavar, is a gadolinium-based contrast agent and the first and only contrast agent approved for use in magnetic resonance angiography, or MRA, in the United States. We launched Ablavar in January 2010. In 2012, 2011 and 2010, Ablavar represented approximately 0.9%, 0.5% and 0.2%, respectively, of our total revenues.

        For revenue and other financial information for our U.S. and International segments, see Note 18, "Segment Information" to our consolidated financial statements.

Distribution, Marketing and Sales

        We distribute our nuclear imaging products in the United States and internationally through radiopharmacies, distributor relationships and our direct sales force. In the United States, these agents are primarily distributed through radiopharmacies, the majority of which are controlled by or associated with Cardinal, UPPI, GE Healthcare and Triad Isotopes Inc., or Triad. In the United States, we sell DEFINITY through our direct sales force of approximately 80 representatives. In 2013, we have transitioned the sales and manufacturing efforts for Ablavar from our direct sales force to our customer service team in order to allow our direct sales force to drive our DEFINITY resurgence plan following our recent supply challenges.

        In addition, we own radiopharmacies and sell directly to end users in Canada, Puerto Rico and Australia. In the rest of the world, including Europe, Asia Pacific and Latin America, we utilize distributor relationships to market, distribute and sell our products. In March 2012, we entered into a new distribution arrangement for DEFINITY in China, Hong Kong S.A.R. and Macau S.A.R. with Double-Crane. We believe that the Chinese market has strong growth potential for the use of contrast in echocardiography. In July 2010, we announced a new distribution arrangement for DEFINITY in India, another market which we believe eventually has strong growth potential for the use of contrast in echocardiography. These distribution agreements did not have a significant impact on our revenues during 2012.

        Cardinal maintains approximately 156 radiopharmacies that are typically located in large, densely populated urban areas. We estimate that Cardinal's radiopharmacies distributed approximately 46% of the aggregate U.S. SPECT doses sold in the first half of 2012 (the latest information currently available to us). We currently have two agreements with Cardinal, one for the distribution of TechneLite generators, Gallium, Xenon, Thallium and Neurolite (the TechneLite Agreement) and the other for the distribution of Cardiolite products (the Cardiolite Agreement). The agreements contain provisions allowing for early termination by either party. The TechneLite Agreement allows for termination upon the occurrence of specified events, including a material breach of a provision of the TechneLite Agreement by either party and force majeure events. The Cardiolite Agreement allows for termination upon the occurrence of specified events, including a material breach of a material provision of the Cardiolite Agreement by either party, Cardinal's termination of its business operations in the nuclear medicine industry, Cardinal's failure to follow trademark usage guidelines and force majeure events. The TechneLite and Cardiolite agreements both expire on December 31, 2014.

        UPPI is a cooperative purchasing group of over 68 independently owned or smaller chain radiopharmacies located in the United States. UPPI's pharmacies are typically broadly geographically dispersed, with some urban presence and a substantial number of pharmacies located in suburban and rural areas of the country. We estimate that these independent radiopharmacies plus an additional 31 unofficial independent radiopharmacies, distributed over one-quarter of the aggregate U.S. SPECT doses sold in the first half of 2012. We currently have an agreement with UPPI for the distribution of both Cardiolite and TechneLite products to pharmacies or families of pharmacies within the UPPI cooperative purchasing group. The agreement contains specified pricing levels based upon specified purchase amounts for UPPI. We are entitled to terminate the UPPI agreement upon 60 days written notice. The UPPI agreement expires on December 31, 2013.

        GE Healthcare maintains 31 radiopharmacies that purchase our TechneLite generators. These radiopharmacies primarily distribute GE Healthcare's Myoview, a technetium-labeled MPI agent. We estimate that GE Healthcare distributed approximately 10% of the aggregate U.S. SPECT doses sold in the first half of 2012. We currently have one agreement with GE Healthcare for the distribution of TechneLite and other products. The agreement provides that GE Healthcare will purchase TechneLite generators as well as certain other products in the United States or Canada from us. Our agreement, which expires on December 31, 2017, may be terminated by either party on (i) three years' written notice relating to TechneLite prior to December 31, 2013, (ii) two years' written notice relating to

TechneLite on and after December 31, 2013 and (iii) six months' written notice relating to the other products. Our agreement also allows for termination upon the occurrence of specified events including a material breach by either party, bankruptcy by either party and force majeure events.

        In addition to the distribution arrangements for our radiopharmaceutical products described above, we also sell our radiopharmaceutical products directly to hospitals and clinics that maintain in-house radiopharmaceutical capabilities and operations, although this is a small percentage of overall sales because the majority of hospitals and clinics do not maintain these in-house capabilities. For our contrast agent DEFINITY, in the United States we have a direct sales force of approximately 80 representatives that calls on prescribers as well as group purchasing organizations and integrated delivery networks. We believe that this sales force will also be the basis of our sales force that will market and sell future imaging agents. For the year ended December 31, 2012, sales by our direct sales force represented approximately 18% of our total revenues.

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

Customers

        For the year ended December 31, 2012, our largest customers were Cardinal, GE Healthcare and UPPI, accounting for approximately 27%, 11%, and 8%, respectively, of our global net sales.

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

        The market for diagnostic medical imaging agents is highly competitive and continually evolving. Our principal competitors in existing diagnostic modalities include large, global companies that are more diversified than we are and have substantial financial, manufacturing, sales and marketing, distribution and other resources, such as Mallinckrodt, GE Healthcare, Ion Beam Applications, Bayer Schering Pharma AG, or Bayer, Bracco Diagnostics Inc., or Bracco, and DRAXIS Specialty Pharmaceuticals Inc. (an affiliate of JHS), or Draxis, as well as other competitors. We cannot anticipate their competitive actions, such as price reductions on products that are comparable to our own, development of new products that are more cost-effective or have superior performance than our current products, the introduction of generic versions when our proprietary products lose their patent protection or the new entry into a generic segment in which we already are a participant. Our current or future products could be rendered obsolete or uneconomical as a result of this competition.

        Generic competition has substantially eroded our share for Cardiolite, beginning in September 2008 when the first generic product was launched. We are currently aware of four separate third-party generic offerings of sestamibi. We also sell our own generic version of sestamibi. See "Item 1A—Risk Factors—Generic competition has significantly eroded our share of the MPI segment for Cardiolite products and will likely continue to do so."

Raw Materials and Supply Relationships

        We rely on certain raw materials and supplies to create our products. Due to the specialized nature of our products and the limited supply of raw materials in the market, we have relationships with several key suppliers. While all of our raw materials are important to our products, our most widely used raw material is Moly. For the year ended December 31, 2012, our largest supplier of all of our raw materials and supplies was Nordion, accounting for approximately 23% of our total purchases.

Molybdenum-99

        TechneLite and Cardiolite both depend on Moly, the radioisotope which is produced by bombarding Uranium-235 with neutrons in research reactors. Moly is the most common radioisotope used for medical diagnostic imaging purposes. With a 66 hour half-life, Moly degrades into technetium, another radioisotope with a half-life of six hours that is the isotope that is attached to the chemical composition of Cardiolite and a number of other radiopharmaceuticals during the radiolabeling process.

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

  •
  NTP Radioisotopes, or NTP, in South Africa;

  •
  Institute for Radioelements, or IRE, in Belgium;

  •
  ANSTO in Australia; and

  •
  CNEA in Argentina.

        Finished Moly is then sold to technetium generator manufacturers, including us. These reactors are taken off-line for short periods of time for periodic refueling and routine inspection and maintenance. For example, the NRU reactor was off-line for four weeks starting in April 2012 for routine inspection and maintenance. However, reactors are less frequently taken off-line for longer durations. From May 2009 until August 2010, the NRU reactor was taken off-line due to a heavy water leak in the reactor vessel and subsequent extended repairs. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the impact that this global shortage had on our business.

        Historically, our largest supplier of Moly has been Nordion, which relies on the NRU reactor for its supply of Moly. In addition, because Xenon is a by-product of the Moly production process and is currently captured only by Nordion, we are reliant on Nordion as our sole supplier of Xenon to meet our customer demand. Our agreement with Nordion contains minimum purchase requirements. The agreement allows for termination upon the occurrence of certain events, including failure by us to purchase a minimum amount of Moly, failure to comply with material obligations by either party, bankruptcy of either party or force majeure events. On October 19, 2012, we entered into Amendment No. 2 (the "Nordion Amendment") with Nordion to the Molybdenum-99 Purchase and Supply Agreement, dated April 1, 2010. Under the Nordion Amendment, we are now committed to purchase minimum percentage requirements, of our total Moly requirement through December 2015. The agreement, as amended, allows for termination upon the occurrence of certain events, including, but not limited to, certain cost increases experienced by Nordion (but in such event not earlier than October 1, 2014), failure to comply with material obligations by either party, bankruptcy of either party or force majeure events.

        Our agreement with NTP includes their consortium partner, ANSTO. The agreement contains minimum percentage volume requirements and allows for termination upon the occurrence of certain events, including failure by NTP to provide our required amount of Moly, material breach of any provision by either party, bankruptcy by either party and force majeure events. Additionally, we have the ability to terminate the agreement with six months written notice prior to the expiration of the term of the agreement. On October 30, 2012, we entered into Amendment No. 3 (the "NTP Amendment") with NTP, effective as of October 1, 2012, to the Molybdenum-99 Sales Agreement, dated April 1, 2009. The NTP Amendment extends the contract term of the agreement to December 31, 2017 and modifies our future purchase volumes and supply fees. The NTP Amendment also provides for the increased supply of Moly derived from LEU targets from NTP and ANSTO.

        In March 2013, we entered into a similar agreement with IRE (the "IRE Agreement"). IRE previously supplied us as a subcontractor under the NTP agreement and, similar to the agreement with NTP, the IRE Agreement contains minimum percentage volume requirements and allows for termination upon the occurrence of certain events, including failure by IRE to provide our required amount of Moly, material breach of any provision by either party, bankruptcy by either party and force majeure events. Under the terms of the five year IRE Agreement, which expires on December 31, 2017, IRE is expected to provide certain increased quantities of Moly during periods of supply shortage or failure. The IRE Agreement also provides for an increased supply of Moly derived from LEU targets upon IRE's completion of its ongoing conversion program to modify its facilities and processes in accordance with Belgian nuclear security commitments.

        We are also pursuing additional sources of Moly and Xenon from potential new producers around the world to further augment our current supply. In addition, we are exploring a number of alternative projects that seek to produce Moly and Xenon with existing or new reactors or technologies.

Other Materials

        We have additional supply arrangements for active pharmaceutical ingredients, or APIs, excipients, packaging materials and other materials and components, none of which are exclusive, but a number of which are sole source, and all of which we believe are either in good standing or easily replaceable without any material disruption to our business.

Manufacturing

        We maintain manufacturing operations at our North Billerica, Massachusetts facility, where we manufacture TechneLite on a highly-automated production line. We also manufacture Thallium and Gallium at this site using our cyclotron technology. We manufacture, finish and distribute our radiopharmaceutical products on a just-in-time basis, and supply our customers with these products either by next day delivery services or by either ground or air custom logistics. In addition to our in-house manufacturing capabilities, a substantial portion of our products are manufactured by third-party suppliers, and in certain instances, we rely on sole source manufacturing. To ensure the quality of the products that are manufactured by third parties, all raw materials are sent to our North Billerica facility where they are tested by us prior to use. Furthermore, the final product is sent back to us for final quality control testing prior to shipment. We have expertise in the design, development and validation of complex manufacturing systems and processes, and our strong execution and quality control culture supports our just-in-time manufacturing model at our North Billerica facility.

Ben Venue Laboratories, Inc. and Technology Transfer

        We currently rely on BVL as one of our two manufacturers for DEFINITY and Cardiolite product supply and our sole source manufacturer for Neurolite. BVL manufactures our products within the South Complex of its Bedford, Ohio facility. In July 2010, BVL temporarily shut down the South Complex to upgrade the facility to meet certain regulatory requirements. In anticipation of this shutdown, BVL manufactured for us additional inventory of these products to meet our expected needs during the shutdown period, which was originally anticipated to end in March 2011.

        After a series of unexpected delays, in the second quarter of 2012, BVL resumed manufacturing DEFINITY and allowed us to release product beginning at the end of the second quarter of 2012. BVL has also resumed manufacturing Cardiolite products and has allowed us to release these products to the market. We currently believe that Neurolite will again become available from BVL in the latter half of 2013. We can give no assurances that BVL will be able to continue to successfully manufacture and distribute our products through December 31, 2013. See "Item 1A—Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues."

        In August 2011, BVL announced that it will be transitioning out of the contract manufacturing business after December 31, 2013. Because of BVL's ongoing regulatory issues and our mutual desire to enter into a new contractual relationship to replace the original arrangement, we and BVL: (i) terminated the original manufacturing agreement (the "2008 Agreement") and entered into a Settlement and Mutual Release Agreement (the "Settlement Agreement"); (ii) entered into a Transition Services Agreement (the "Transition Services Agreement"), under which BVL has manufactured for us an initial supply of DEFINITY, Cardiolite, Neurolite, and certain TechneLite accessories; and (iii) entered into a Manufacturing and Service Contract (the "Manufacturing and Service Contract") under which BVL will continue to manufacture for us supplies of DEFINITY, Cardiolite, Neurolite, and certain TechneLite accessories following the initial supply provided under the Transition Services Agreement through 2013. The 2008 Agreement had an initial term of five years.

  •
  In the Settlement Agreement, we and BVL agreed to a broad mutual waiver and release for all matters that occurred prior to the date of the Settlement Agreement, a covenant not to sue and a settlement payment to us in the amount of $30.0 million.

  •
  Under the Transition Services Agreement, BVL has manufactured for us an initial supply of DEFINITY, Cardiolite, Neurolite and certain TechneLite accessories, and made weekly payments to us in the aggregate amount of $5.0 million. The agreement allows for termination upon the occurrence of specified events, including material breach by either party, bankruptcy by either party, force majeure events or sale, wind-down or cessation of business by BVL, and absent negligence or willful misconduct we have no further remedies under this agreement. The agreement expires upon the earlier of (a) the release of the final batch of product accepted by us pursuant to the terms of the Transition Services Agreement or (b) December 31, 2013.

  •
  Under the Manufacturing and Service Contract, BVL will continue to manufacture for us supplies of DEFINITY, Cardiolite, Neurolite and certain TechneLite accessories following the initial supply provided under the Transition Services Agreement. The agreement allows for unilateral termination by BVL in the event that regulatory action prevents manufacturing for the full term of the agreement. The agreement also allows for termination upon the occurrence of specified events, including material breach or bankruptcy by either party, or force majeure events or sale, wind-down or cessation of business by BVL. The agreement expires on December 31, 2013.

        In connection with these transition plans, we have expedited a number of technology transfer programs to secure and qualify production of our BVL-manufactured products from alternate contract manufacturer sites.

  •
  DEFINITY—We entered into a Manufacturing and Supply Agreement, effective as of February 1, 2012, with JHS, for the manufacture of DEFINITY. Under the agreement, JHS has agreed to manufacture DEFINITY for an initial term of five years. We have the right to extend the agreement for an additional five-year period, with automatic renewals for additional one year periods thereafter. The agreement allows for termination upon the occurrence of certain events such as a material breach or default by either party, or bankruptcy by either party. The agreement also requires us to place orders for a minimum percentage of our requirements for DEFINITY with JHS. On May 3, 2012, we entered into the First Amendment, effective as of May 3, 2012, to the Manufacturing and Supply Agreement, which increased the minimum percentage of our requirements for DEFINITY with JHS during such term. We are also seeking to secure additional contract manufacturers for DEFINITY. In February 2013, the FDA informed us that the JHS facility was approved to manufacture DEFINITY, and we have since commenced shipping JHS-manufactured DEFINITY to customers.

  •
  Cardiolite—We currently have a secondary manufacturer for a portion of our Cardiolite products supply. We also entered into a Manufacturing and Supply Agreement, effective as of May 3, 2012, with JHS for the manufacture of Cardiolite products. Under the agreement, JHS has agreed to manufacture product for an initial term of five years. We have the right to extend the agreement for an additional five-year period, with automatic renewals for additional one year periods thereafter. The agreement allows for termination upon the occurrence of specified events, including material breach or bankruptcy by either party. The agreement requires us to place orders for a minimum percentage of our requirements for Cardiolite with JHS during such term. We are also considering additional contract manufacturers for Cardiolite.

  •
  Neurolite—We entered into a Manufacturing and Supply Agreement, effective as of May 3, 2012, with JHS for the manufacture of Neurolite. Under the agreement, JHS has agreed to manufacture product for an initial term of five years. We have the right to extend the agreement for an additional five-year period, with automatic renewals for additional one year periods thereafter. The agreement allows for termination upon the occurrence of specified events, including material breach or bankruptcy by either party. The agreement also requires us to place orders for a minimum percentage of our requirements for Neurolite with JHS during such term. We are also considering additional contract manufacturers for Neurolite.

        Based on our current projections, we believe that we will have sufficient supply of DEFINITY from both BVL and JHS to meet expected demand and sufficient Cardiolite product supply from BVL and our alternate supplier to meet expected demand. We currently believe that Neurolite will again become available from BVL in the latter half of 2013. We also currently anticipate JHS-manufactured Neurolite and Cardiolite to be available when technology transfer and regulatory approval at JHS are completed, although Neurolite supply will continue to be constrained until BVL can manufacture and release additional batches of the product. We are pursuing new manufacturing relationships to establish and secure additional long-term or alternative suppliers as described above, but it is uncertain of the timing as to when these arrangements could provide meaningful quantities of product. See "Item 1A—Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues" and "Risk Factors—Challenges with product quality or product performance, including defects, caused by us or our suppliers could result in a decrease in customers and sales, unexpected expenses and loss of market share."

        On January 22, 2013, BVL announced it had voluntarily entered into a consent decree with the FDA relating to current Good Manufacturing Practice requirements at its Bedford, Ohio facility. Under the consent decree, the FDA has given BVL approval to continue to manufacture all of our products for us. However, we can give no assurances that, operating under the consent decree, BVL will be able to manufacture and distribute our products for us in a timely manner and in sufficient quantities through the termination of our Manufacturing and Supply Agreement. See "Item 1A—Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, with the required time frame, or at all, which could result in order cancellations and decreased revenues."

Mallinckrodt

        We rely on sole source manufacturing for Ablavar at Mallinckrodt. The agreement requires us to purchase a minimum amount of Ablavar and can be amended or terminated by mutual written agreement at any time. See "Item 1A—Risk Factors—Our business depends on our ability to successfully introduce new products and adapt to a changing technology and diagnostic landscape". The agreement also allows for termination upon the occurrence of certain events such as a material breach or default by either party, or bankruptcy by either party. In October 2011, we entered into an amendment to extend the term of the agreement from September 30, 2012 until September 30, 2014, reduce the amount of API we are obligated to purchase over the term of the agreement, and increase the amount of finished drug product we are obligated to purchase over the term of the agreement. At December 31, 2012, the remaining purchase commitment under the amended agreement was approximately $9.4 million.

Research and Development

        For the years ended December 31, 2012, 2011 and 2010, we invested $40.6 million, $40.9 million and $45.1 million, respectively, in research and development. Our research and development team includes our medical affairs and medical information functions, which educate physicians on the scientific aspects of our commercial products and the approved indications, labeling and the costs of monitoring adverse events. We have developed a strong pipeline of three development candidates which were discovered and developed in-house and are protected by patents and patent applications we own in the United States and numerous foreign jurisdictions. In March 2013, we began to implement a strategic shift in how we will fund our important R&D programs. We will reduce over time our internal R&D resources while at the same time we seek to engage strategic partners to assist us in the further development and commercialization of our important development candidates, including flurpiridaz F 18, 18F LMI 1195 and LMI 1174. See "Item 1A—Risk Factors—We may not be able to develop or commercialize our product candidates without successful strategic partners for our product candidates."

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

        Although SPECT imaging used in conjunction with a radiopharmaceutical imaging agent, such as Cardiolite, is most commonly used for MPI studies, PET imaging has gained considerable support in the field of cardiovascular imaging as it offers many advantages to SPECT imaging. These advantages include: higher image quality, quantitative heart muscle blood flow information, improved diagnostic accuracy, more accurate risk stratification and reduced patient radiation exposure. The use of PET technology in MPI tests represents a broad emerging application for a technology more commonly associated with oncology and neurology. We anticipate that the adoption of PET technology in MPI tests will increase significantly in the future and that flurpiridaz F 18 could be an important agent in that segment.

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

Flurpiridaz F 18 Phase 3 Trial

        In March 2011, we received Special Protocol Assessment approval from the FDA for our so-called 301 trial, our first of two clinical trials in our Phase 3 clinical program for flurpiridaz F 18. We received a Special Protocol Assessment for our so-called 302 trial, our second Phase 3 clinical trial in April 2012. The Phase 3 program includes our 301 trial and our 302 trial, which are each open-label, multicenter trials to assess the diagnostic efficacy, both sensitivity and specificity, of flurpiridaz F 18 PET MPI, compared with SPECT MPI in the detection of significant coronary artery disease. The trials will enroll a total of approximately 1,350 subjects at approximately 100 sites globally. Coronary angiography will be the truth standard for all subjects. The clinical development program includes hypotheses for superiority for sensitivity and non-inferiority for specificity with an adequate sample size to demonstrate superior specificity if present. We enrolled our first subject in our 301 trial in June 2011, and an interim analysis of the results of the first 50% of the subjects who completed the 301 trial should be completed in the second quarter of 2013. As a result of the shift in our R&D strategy, we will complete the 301 trial while seeking to engage strategic partners to assist us with the further development and possible commercialization of the agent.

PET Manufacturing Facilities

        For flurpiridaz F 18, we will have to implement a new manufacturing model where we provide the chemical ingredients of the imaging agent to PET radiopharmacies that have fluorine-18 radioisotope-producing cyclotrons on premises. The ingredients will be combined with fluorine-18 manufactured in these radiopharmacies in specially designed chemistry synthesis boxes to generate the final radiopharmaceutical imaging agent, flurpiridaz F 18. Radiopharmacists will be able to prepare and dispense patient-specific doses from the final product. However, because each of these PET radiopharmacies will be deemed by the FDA to be a separate manufacturing site for flurpiridaz F 18, each will have to be included in our New Drug Application, or NDA, and subsequent FDA filings. As a result, we will have quality and oversight responsibility for these PET radiopharmacies, unlike the current relationship we have with our nuclear imaging agent distributors that operate radiopharmacies. Such responsibilities will require us to commit additional financial and human resources, and will potentially expose us to additional liability. We are currently in the process of evaluating the operational and economic implications of this new manufacturing model.

(18)F LMI 1195—Cardiac Neuronal Activity Imaging Agent

        We are developing 18F LMI 1195, also an internally discovered small molecule, designed to go to cardiac sympathetic neurons, the nerves which regulate the heart. Sympathetic nerve activation increases the heart rate, constricts blood vessels and raises blood pressure by releasing a neurotransmitter called norepinephrine throughout the heart. Changes in the cardiac sympathetic nervous system have been related to the potential for heart failure progression and susceptibility to sometimes fatal arrhythmias.

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

        18F LMI 1195 is taken up by the transporter that regulates norepinephrine released by the sympathetic nervous system at multiple nerve endings of the heart. We believe that PET imaging of 18F LMI 1195 may help clinicians to evaluate the status of the cardiac sympathetic nervous system in heart failure patients and guide drug therapy or the usefulness of anti-arrhythmia devices such as ICDs.

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

        We have completed a Phase 1 study of 18F LMI 1195 using PET imaging. Twelve normal subjects were injected intravenously with approximately 6 millicuries of LMI 1195, imaged sequentially for a period of approximately 5 hours and monitored closely to observe any potential adverse events. Excellent quality images were obtained and the radiation dose to the subjects was found to be well within acceptable limits. Blood radioactivity cleared quickly and lung activity was low throughout the study. The agent appeared to have a favorable safety profile. As a result of the shift in our R&D strategy, we will seek to engage strategic partners to assist us with the on-going development activities relating to this agent.

LMI 1174—Vascular Remodeling

        We are developing LMI 1174, an internally discovered gadolinium-based MRI agent targeted to elastin in the arterial walls and atherosclerotic plaque. We believe that this agent will allow non-invasive assessment of plaque location, burden, type of arterial wall remodeling and therefore the potential for a vascular event, which, in turn, could lead to heart attack or stroke.

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

        Arterial plaque rupture is a leading cause of heart attack and stroke. In 2002, approximately 865,000 people in the United States had a new or recurrent MI and 179,514 died of the event. The majority of these events occurred in individuals older than 35 years of age, an age range that approximately totaled 140 million people in 2002. Of the individuals who died of heart attacks, more than 50% had not had a previous history of heart disease. This indicates that the health care community is not currently identifying and treating individuals at risk of MI from arterial plaque rupture. Similarly, there are approximately 500,000 new and 200,000 recurrent strokes each year, which resulted in 162,672 deaths in 2002, the most recent year for which data is available. Again, we believe there is a substantial opportunity to better identify individuals at risk of having such an event. The major risk factors for atherosclerosis, including systemic hypertension, diabetes, cigarette smoking, family history and hypercholesterolemia, have contributed to the continued burden of coronary artery disease.

        The majority of the assessments of atherosclerosis are currently obtained using angiography or MPI. We believe that MRI technology using LMI 1174 provides the opportunity to identify the presence and characteristics of atherosclerosis and to prescribe treatments to prevent or minimize the risks of cardiovascular events.

        In our preclinical work, we have identified a series of low molecular weight molecules that bind to elastin and final optimization is ongoing. Our lead molecule, LMI 1174, has been used to demonstrate utility in a number of different animal models. As a result of the shift in our R&D strategy, we will seek to engage strategic partners to assist us with the on-going development activities relating to this agent.

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

Patents

        We actively seek to protect the proprietary technology that we consider important to our business, including chemical species, compositions and formulations, their methods of use and processes for their manufacture, as new intellectual property is developed. In addition to seeking patent protection in the United States, we file patent applications in numerous foreign countries in order to further protect the inventions that we consider important to the development of our foreign business. We also rely upon trade secrets and contracts to protect our proprietary information. As of February 28, 2013, our patent portfolio included a total of 44 issued U.S. patents, 230 issued foreign patents, 22 pending patent applications in the United States and 145 pending foreign applications including claims covering the composition of matter and methods of use for all of our preclinical and clinical stage candidates.

        Our patents cover many of our commercial products, and our patent protection is generally in the United States, Canada, Mexico, most of Western Europe and Scandinavia (including Austria, Belgium, Denmark, Finland, France, Germany, Great Britain, Italy, Luxembourg, Netherlands, Norway, Spain, Switzerland and Sweden), and markets in Asia (including China, Hong Kong, Japan, Singapore and South Korea) and Latin America (including Argentina and Brazil). For DEFINITY, we hold a number of different compositions of matter, use, formulation and manufacturing patents, with U.S. patent protection until 2021 and patent or regulatory extension protection in Canada, Europe and parts of Asia until 2019. For Ablavar, we hold a number of different compositions of matter, use, formulation and manufacturing patents, with the last U.S. patent not expiring until 2020 with regulatory extension. Neither Cardiolite nor Neurolite is covered any longer by patent protection in either the United States or the rest of the world and we are not currently aware of any proposed generic competitors to Neurolite. Although TechneLite has no current patent protection, given the significant know-how and trade secrets associated with the methods of manufacturing and assembling the TechneLite generator, we believe we have a substantial amount of valuable and defensible proprietary intellectual property associated with the product. In addition, we are pursuing specific patent protection in the United States and other countries on component technology, which, if granted, will expire in 2029. Thallium, Gallium and Xenon are all generic radiopharmaceuticals.

        We have patents and patent applications in numerous jurisdictions covering composition, use, formulation and manufacturing of flurpiridaz F 18, one of which, if granted, will expire in 2033 and in the United States a composition patent expiring in 2026 and a method of use patent expiring in 2028 in the absence of any regulatory extension. We also have patent applications in numerous jurisdictions covering composition, use, and synthesis of our cardiac neuronal imaging agent candidate, some of which, if granted, will expire in 2027 and some in 2031 in the absence of any patent term adjustment or regulatory extensions and in Europe a composition patent expiring in 2027 in the absence of any regulatory extension. Additionally, we have patent applications in numerous jurisdictions covering composition, use and synthesis of our vascular remodeling compound, some of which if granted, will expire in 2029 and some in 2030 in the absence of any patent term adjustment or regulatory extensions and in the United States a composition and method of use patent expiring in 2031 in the absence of any regulatory extension.

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

        The results of product development, preclinical studies, and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the drug product, proposed labeling, and other relevant information, are submitted to the FDA as part of an NDA for a new drug, requesting approval to market the product. The submission of an NDA is subject to the payment of a substantial user fee, pursuant to the Prescription Drug User Fee Act ("PDUFA"), which was first enacted in 1992 to provide the FDA with additional resources to speed the review of important new medicines. A waiver of such fee may be obtained under certain limited circumstances. PDUFA expires every five years and must be reauthorized by Congress. PDUFA IV expired on September 30, 2012, and was renewed as Title I of the FDA Safety and Innovation Act ("FDASIA"). The PDUFA V reauthorization reflected an agreement reached after months of discussion between FDA, industry and other stakeholders. The current PDUFA V agreement focuses on improving the efficiency and predictability of the review process, strengthening the agency regulatory science base and enhancing benefit-risk assessment and post-approval safety surveillance.

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

        Drug product manufacturers and other entities involved in the manufacturing and distribution of approved drugs products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain other agencies for compliance with cGMP and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the drug product. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards, and test each product batch or lot prior to its release. In addition, in February 2012, the FDA announced that on June 12, 2012, it will begin to require that the manufacturers of commercial PET products, including radiopharmacies, hospitals and academic medical centers, either submit an NDA or Abbreviated New Drug Application, or ANDA, in order to produce PET drugs for clinical use, or produce the drugs under an IND. In December 2012, the FDA issued several guidances, including one using a detailed question and answer format, for PET drug producers that describe the approval process and set forth a description of FDA regulation of PET products.

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

Healthcare Reform Act and Related Laws

        In March 2010, the President signed one of the most significant healthcare reform measures in decades the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the Healthcare Reform Act. The Healthcare Reform Act substantially changes the way in which healthcare will be financed by both governmental and private insurers and has a significant impact on the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that affect coverage and reimbursement of drug products and the medical imaging procedures in which our drug products are used. Key provisions, implemented in 2010 and after, include the following:

  •
  establishing a presumed utilization rate of 75% for imaging equipment costing $1 million or more in the physician office and free-standing imaging facility setting for dates of service on or after January 1, 2011, which presumed utilization rate affects the Medicare per procedure medical imaging reimbursement. Under the American Taxpayer Relief Act of 2012, the presumed utilization rate was further increased to 90% for 2014 and subsequent years, which reduces the Medicare per procedure medical imaging reimbursement;

  •
  increasing of the minimum rebate percentage of the average manufacturer price for Medicaid rebates payable by manufacturers of brand-name drugs (such as us) from 15.1% to the higher of 23.1% of the average manufacturer price or the difference between the average manufacturer price and the best price;

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

        Separately, the Budget Control Act of 2011 established mandatory across-the-board cuts to the Medicare Program. These cuts were slated to go into effect as of January 1, 2013, but the American Taxpayer Relief Act delayed these cuts until March 1, 2013.

        The Healthcare Reform Act has been subject to political and judicial challenge. In 2012, the Supreme Court considered the constitutionality of certain provisions of the law. The court upheld as constitutional the mandate for individuals to obtain health insurance, but held that the provision allowing the federal government to withhold certain Medicaid funds to states that do not expand state Medicaid programs was unconstitutional. The impact of the court's ruling remains uncertain. Political and judicial challenges to the law may continue in the wake of the court's ruling.

Healthcare Fraud and Abuse Laws

        We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. The Federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing essentially anything of value, directly or indirectly, in order to generate business, including the purchase or prescription of a drug, that is reimbursable by federal health care programs such as Medicare or Medicaid. The scope of the Federal Anti-Kickback Statute is broad. Regulatory "safe harbors" protect certain arrangements within the scope of the statute that meet the specific requirements of the safe harbor. Arrangements outside of the safe harbor may be subject to scrutiny by government enforcement agencies and prosecuted if the arrangement is considered abusive. Many states have adopted laws similar to the Federal Anti-Kickback Statute. The scope of these state prohibitions vary and may prohibit proposed or actual financial interactions involving business reimbursed under private health insurance as well as under government health care programs. At the federal and state level, there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under the anti-kickback laws.

        Federal and state false claims laws generally prohibit anyone from knowingly and willingly presenting claims for payment to third party payors (including Medicare and Medicaid) or causing such claims to be presented when the claims involve reimbursed drugs or services that are false or fraudulent, items or services not provided as claimed, or medically unnecessary items or services. The Federal Civil False Claims Act, or False Claims Act, applies to false claims involving federal healthcare programs and permits a private individual acting as a "whistleblower" to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery. State false claims acts may apply where a claim is submitted to any third party payor (whether private health insurance or a government health care program). Government enforcement agencies and private whistleblowers have asserted liability under false claims acts for claims submitted involving inadequate care, kickbacks, improper promotion of off-label uses (i.e., uses not expressly approved by the FDA in a drug's label), mis-reporting of drug prices to federal agencies and misrepresentations of services rendered. The Healthcare Reform Act revised the False Claims Act to provide that a claim arising from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Our future activities relating to the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products and to the sale and marketing of our products may be subject to scrutiny under these laws.

        Laws and regulations have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and health care providers or require disclosure to the government and public of such interactions. The laws include federal "sunshine" provisions enacted in 2010 as part of the Healthcare Reform Act, and final regulations implementing this law were promulgated in February 2013. The sunshine provisions apply to applicable manufacturers with products reimbursed under Medicare, Medicaid, and the Children's Health Insurance Program, and

require those manufacturers to disclose annually to CMS (for re-disclosure to the public) certain payments or transfers of value made to physicians and their immediate family members. Manufacturers must report data for the period from August to December 2013 by March 31, 2014, and CMS will release the data by September 30, 2014. Separately, the Healthcare Reform Act requires manufacturers to submit information on the identity and quantity of drug samples requested and distributed during each year. This provision was to be effective on April 1, 2012. The FDA indicated its intent to exercise enforcement discretion through October 1, 2012, and stated that it would issue notice to industry prior to beginning enforcement of this section. At this time, the FDA has not issued any materials to suggest it is enforcing this requirement. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Many of these laws and regulations contain ambiguous requirements. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

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

Other Healthcare Laws

        Our operations may be affected by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, which established uniform standards for certain "covered entities" (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included the Health Information Technology for Economic and Clinical Health Act, or HITECH, which expands HIPAA's privacy and security standards. HITECH became effective on February 17, 2010, and implementing regulations were released in January 2013. Among other things, HITECH makes certain HIPAA privacy and security standards directly applicable to "business associates", independent contractors of covered entities that receive or obtain protected health information in connection with providing a service on behalf of covered entities. HITECH also increased the civil and criminal penalties that may be imposed and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney fees and costs associated with pursuing federal civil actions. Although we believe that we are neither a "covered entity" nor a "business associate" under the legislation, a business associate relationship may be imputed from facts and circumstances even in the absence of an actual business associate agreement. In addition, HIPAA and HITECH may affect our interactions with customers who are covered entities or their business associates.

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

        Those laws also include the U.K. Bribery Act 2010, or Bribery Act, which proscribes giving and receiving bribes in the public and private sectors, bribing a foreign public official, and failing to have adequate procedures to prevent employees and other agents from giving bribes. U.S. companies that conduct business in the United Kingdom generally will be subject to the Bribery Act. Penalties under the Bribery Act include potentially unlimited fines for companies and criminal sanctions for corporate officers under certain circumstances.

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

        We are required to maintain a number of environmental permits and nuclear licenses for our North Billerica facility, which is our primary manufacturing, packaging and distribution facility. In particular, we must maintain a nuclear byproducts materials license issued by the Commonwealth of Massachusetts. This license requires that we provide financial assurance demonstrating our ability to cover the cost of decommissioning and decontaminating, or D&D, the Billerica site at the end of its use as a nuclear facility. We currently estimate the D&D cost at the Billerica site to be approximately $22.6 million. As of December 31, 2012 and 2011, we have a liability balance associated with the fair value of the asset retirement obligations of approximately $5.4 million and $4.9 million, respectively. We have recorded accretion expense of $0.6 million, $0.5 million and $0.4 million during the years ended December 31, 2012, 2011 and 2010, respectively. We currently provide this financial assurance in the form of surety bonds. We generally contract with third parties for the disposal of wastes generated by our operations. Prior to disposal, we store any low level radioactive waste at our facilities until the materials are no longer considered radioactive, as allowed by our licenses and permits.

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

Employees

        As of December 31, 2012, we had 585 employees, of which 458 were located in the United States and 127 were located internationally, and approximately 83 contractors. None of our employees are represented by a collective bargaining unit, and we believe that our relationship with our employees is excellent.

        In 2013, we initiated a reduction in the number of our employees and contractors in connection with the strategic shift in our R&D program.

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

        We obtain a substantial portion of our products from third party suppliers. We currently rely on BVL as one of our two manufacturers of DEFINITY and Cardiolite product supply and our sole source manufacturer for Neurolite. We also rely on Mallinckrodt as our sole manufacturer for Ablavar. In August 2011, BVL announced that it will be transitioning out of the contract manufacturing business after December 31, 2013. In February 2013, the FDA informed us that the JHS facility was approved to manufacture DEFINITY, and we have since commenced shipping JHS-manufactured DEFINITY to customers. We also have on-going technology transfer activities at JHS for our Cardiolite product supply and Neurolite, but we can give no assurances as to when that technology transfer will be completed and when we will actually receive supply of Cardiolite products and Neurolite from JHS. In the meantime, we also have an alternate manufacturer for a limited supply of Cardiolite. We are also currently working to secure additional alternative suppliers for our key products as part of our on-going supply chain diversification strategy. In addition, for reasons of quality assurance or cost effectiveness, we purchase certain components and raw materials from sole suppliers (including, for example, the lead casing for our TechneLite generators). Because we do not control the actual production of many of the products we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control. At our North Billerica, Massachusetts facility, we manufacture TechneLite on a relatively new, highly automated production line, as well as Thallium and Gallium using our older cyclotron technology. If we or one of our manufacturing partners experiences an event, including a labor dispute, natural disaster, fire, power outage, security problem, failure to meet regulatory requirements, product quality issue, technology transfer issue or other issue, we may be unable to manufacture the relevant products at previous levels or on the forecasted schedule, if at all. Due to the stringent regulations and requirements of the governing regulatory authorities regarding the manufacture of our products, we may not be able to quickly restart manufacturing at a third party or our own facility or establish additional or replacement sources for certain products, components or materials.

        In July 2010, BVL temporarily shutdown the South Complex, which is the facility where BVL manufactures products for a number of customers, including us, in order to upgrade the facility to meet certain regulatory requirements. BVL had previously planned for the shutdown of the South Complex to run through March 2011 and to resume production of our products in April 2011. In anticipation of the shutdown, BVL manufactured for us additional inventory of these products to meet our expected needs during this period. After a series of unexpected delays, in the second quarter of 2012, BVL resumed manufacturing DEFINITY and allowed us to release product beginning at the end of the second quarter of 2012. BVL has also resumed manufacturing Cardiolite products, and we are supplying these products to the market. We currently believe that Neurolite will again become available from BVL in the latter half of 2013. We can give no assurances that BVL will be able to continue to manufacture and distribute our products through the balance of 2013 or that JHS will be able to manufacture and distribute our products in a high quality and timely manner and in sufficient quantities to allow us to avoid product stock-outs and shortfalls as we transition from BVL to JHS as our primary manufacturer during 2013. Currently, the regulatory authorities in certain countries prohibit us from marketing products manufactured by BVL, and JHS has not yet obtained approval of such regulatory authorities that would permit us to market products manufactured by JHS. Accordingly, until such regulatory approvals have been obtained, our international business, results of operations, financial condition, and cash flows will continue to be adversely affected.

        Because of BVL's ongoing regulatory issues and our mutual desire to enter into a new contractual relationship to replace the original arrangement, in March 2012 we terminated the 2008 Agreement, entered into a Settlement Agreement, agreed to receive initial supplies from BVL pursuant to the Transition Services Agreement, and entered into a longer term arrangement pursuant to a

Manufacturing Services Agreement. For more detail on the arrangement, see "Item 1. Business—Raw Materials and Supply Relationships—Ben Venue Laboratories, Inc. and Technology Transfer." Despite this new contractual relationship, BVL can terminate (i) the new Transition Services Agreement in the event that regulatory action prevents manufacturing our products for at least nine months during the term of the agreement and upon the occurrence of certain specified events, including material breach by us, bankruptcy, force majeure events and BVL's sale, wind-down or cessation of business and (ii) the new Manufacturing and Service Contract, in the event that regulatory action prevents manufacturing for the full term of the agreement and upon the occurrence of specified events, including material breach by us, bankruptcy, force majeure events and BVL's sale, wind-down or cessation of business.

        On January 22, 2013, BVL announced it had voluntarily entered into a consent decree with the FDA relating to current Good Manufacturing Practice requirements at its Bedford, Ohio facility. Under the consent decree, the FDA has given BVL approval to continue to manufacture all of our products for us. However, we can give no assurances that, operating under the consent decree, BVL will be able to manufacture and distribute our products in a timely manner and in sufficient quantities to allow us to avoid stock-outs or shortfalls as we transition from BVL to JHS as our primary manufacturer during 2013.

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

        As part of the conditions for the relicensing of the NRU reactor through October 2016, the Canadian government has asked AECL to shut down the reactor for at least four weeks at least once a year for inspection and maintenance. The next shutdown period is currently scheduled to run from mid-April 2013 until mid-May 2013. We currently believe that we will be able to source all of our standing-order customer demand for Moly during this time period from our other suppliers. However, because Xenon is a by-product of the Moly production process and is currently captured only by NRU, during this shutdown period, we do not currently believe that we will be able to supply all of our standing-order customer demand for Xenon. There can be no assurance that such off-line periods will last for the stated time or that the NRU will not experience other unscheduled shutdowns in the future. Further prolonged scheduled or unscheduled shutdowns would limit the amount of Moly and Xenon available to us and limit the quantity of TechneLite that we could manufacture, distribute and sell and the amount of Xenon that we could distribute and sell, resulting in a further substantial negative effect on our business, results of operations, financial condition and cash flows.

        In the face of the NRU reactor operating challenges, the lack of a long-term commitment by the Government of Canada to the medical isotope industry and the NRU reactor re-licensure risks, we entered into Moly supply agreements with NTP, ANSTO and IRE to augment our supply of Moly. While this additional Moly supply allowed us to continue to manufacture and sell technetium generators during the NRU reactor shutdown, this replacement capacity was not at the time sufficient to replace the quantity of supply we otherwise received from Nordion. A prolonged disruption of service from one of our significant Moly suppliers could have a material adverse effect on our business, results of operations, financial condition and cash flows. We are also pursuing additional sources of Moly from potential new producers around the world to further augment our current supply, but we cannot assure you that these possible additional sources of Moly will result in commercial quantities of Moly for our business, or that these new suppliers together with our current suppliers will be able to deliver a sufficient quantity of Moly to meet our needs.

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

        Further supply challenges in the global Moly supply chain could have a substantial and negative effect on us. For example, currently, the HFR reactor is off-line, and HFR's operator has stated that it is not possible to provide a prospective return to service date. Although only a small portion of the Moly we purchase is manufactured at the HFR reactor, if the HFR reactor does not return to service prior to the scheduled NRU shutdown in April 2013, the demand for Moly manufactured at the remaining global suppliers will increase substantially, and there may not be sufficient near-term capacity to meet either aggregate market demand or our own customer demand, which could have a negative effect on our business, results of operations, financial condition and cash flows.

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

        The Moly supply shortage also had a negative effect on the use of other technetium generator-based diagnostic medical imaging agents, including Cardiolite products. With less Moly, we manufactured fewer generators for radiopharmacies and hospitals to make up unit doses of Cardiolite products, resulting in decreased share of Cardiolite products in favor of Thallium, an older medical isotope that does not require Moly, and other diagnostic modalities. With the return to service of the NRU reactor, we have seen increased sales of TechneLite. However, TechneLite unit volume has not returned to pre-shortage levels for, we believe, a number of reasons, including: (i) changing staffing and utilization practices in radiopharmacies, which have resulted in an increased number of unit-doses of technetium-based radiopharmaceuticals being made from available amounts of technetium; (ii) shifts to alternative diagnostic imaging modalities during the Moly supply shortage, which have not returned to technetium-based procedures; and (iii) decreased amounts of technetium being used in unit-doses of technetium-based radiopharmaceuticals due to growing concerns about patient radiation dose exposure. We do not know if the staffing and utilization practices in radiopharmacies, the mix between technetium and non-technetium-based diagnostic procedures and the increased concerns about radiation exposure will allow technetium demand to ever return to pre-shortage levels, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our just-in-time manufacturing of radiopharmaceutical products relies on the timely receipt of radioactive raw materials and the timely shipment of finished goods, and any disruption of our supply or distribution networks could have a negative effect on our business.

        Because a number of our radiopharmaceutical products, including our TechneLite generators, rely on radioisotopes with limited half-lives, we must manufacture, finish and distribute these products on a just-in-time basis because the underlying radioisotope is in a constant state of radio-decay. For example, if we receive Moly in the morning of a manufacturing day for TechneLite generators, we will generally ship finished generators to customers by the end of the business day. Shipment of generators may be by next day delivery services or by either ground or air custom logistics. Any delay in us receiving radioisotopes from suppliers or being able to have finished products delivered to customers because of weather or other unforeseen transportation issues could have a negative effect on our business, results of operations, financial condition and cash flows.

In the United States, we are heavily dependent on a few large customers to generate a majority of our revenues for our nuclear imaging products. Outside of the United States, we rely on distributors to generate a substantial portion of our revenue.

        In the United States, we rely on a limited number of radiopharmacy chains, primarily Cardinal, GE Healthcare and UPPI, to distribute our current largest volume nuclear imaging products and generate a majority of our revenues. These three customers accounted for approximately 47.3% of our total revenues in the fiscal year ended December 31, 2012, with Cardinal, GE Healthcare, and UPPI accounting for 27.4%, 11.5% and 8.4%, respectively. Among the existing radiopharmacies in the United States, continued consolidations, divestitures and reorganizations may have a negative effect on our business, results of operations, financial condition or cash flows. We generally have distribution arrangements with our major radiopharmacy customers pursuant to multi-year contracts, each of which is subject to renewal, from as soon as December 2013 until as late as December 2017. If these contracts are not in force through the balance of their term or are not renewed, or the terms are less favorable to us, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

        Outside of the United States, Canada, Australia and Puerto Rico, we have no radiopharmacies or sales force and therefore rely on distributors, either on a country-by-country basis or on a multi-country, regional basis, to market, distribute and sell our products. These distributors accounted for approximately 16%, 19% and 23% of total non-U.S. revenues for the fiscal years ended December 31, 2012, 2011 and 2010, respectively. In certain circumstances, these distributors may also sell competing products to our own or products for competing diagnostic modalities. As a result, we cannot assure you that our international distributors will increase or maintain our current levels of unit sales or increase or maintain our current unit pricing, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We face significant competition in our business and may not be able to compete effectively.

        The market for diagnostic medical imaging agents is highly competitive and continually evolving. Our principal competitors in existing diagnostic modalities include large, global companies with substantial financial, manufacturing, sales and marketing, and logistics resources that are more diversified than us, such as Mallinckrodt, GE Healthcare, Ion Beam Applications, Bayer, Bracco and Draxis, as well as other competitors. We cannot anticipate their competitive actions, such as price reductions on products that are comparable to our own, development of new products that are more cost-effective or have superior performance than our current products, the introduction of generic versions when our proprietary products lose their patent protection or the new entry into a generic segment in which we are already a participant. Our current or future products could be rendered obsolete or uneconomical as a result of this competition. Our failure to compete effectively could cause us to lose market share to our competitors and have a material adverse effect on our business, results of operations, financial condition and cash flows.

Generic competition has significantly eroded our share of the MPI segment for Cardiolite products and will likely continue to do so.

        We are currently aware of four separate third-party generic offerings of sestamibi, the first of which launched in September 2008. Cardiolite products accounted for approximately 12%, 19% and 22% of our total revenues in the fiscal years ended December 31, 2012, 2011, and 2010, respectively. Included in Cardiolite is branded Cardiolite and generic sestamibi, some of which we produce and some of which we procure from third parties. With the advent of generic competition in September 2008, we have faced significant and continued pricing pressure on Cardiolite. To the extent generic competitors further reduce their prices, we may be forced to further reduce the price of our Cardiolite products and lose additional segment share, which would have an adverse effect on our business, results of operations, financial condition and cash flows. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, because several of the products we manufacture became less available due to recent supply challenges, certain of our customers may have begun to favor a generic offering or a competing agent or diagnostic modality. If we experience continued pricing pressure or such product or modality shift is sustained, it could have a material adverse effect on our business, results of operation, financial condition and cash flows.

The growth of our business is substantially dependent on increased segment penetration for DEFINITY in suboptimal echocardiograms.

        With on-going generic competition to our Cardiolite products, reduced demand for certain of our radiopharmaceutical products in comparison to historic levels and on-going challenges with Ablavar market acceptance, the growth of our business is substantially dependent on increased segment penetration for DEFINITY in suboptimal echocardiographs. Of the nearly 27 million echocardiograms performed each year in the United States, it is estimated that 20%, or approximately five million echocardiograms, produce suboptimal images. Based on our own estimates, we believe that DEFINITY is used in approximately 2% of all echocardiograms or approximately 10% of all suboptimal echocardiograms. If we are not able to continue to grow DEFINITY sales through increased segment penetration, we will not be able to grow the revenue and cash flow of the business or continue to fund our other growth initiatives at planned levels, which could have a negative effect on long term value.

We may not be able to develop or commercialize our product candidates without successful strategic partners.

        In March 2013, we began to implement a strategic shift in how we will fund our important R&D programs. We will reduce over time our internal R&D resources while at the same time we seek to engage strategic partners to assist us in the further development and commercialization of our important development candidates, including flurpiridaz F 18, 18F LMI 1195 and LMI 1174. However, we may not be able to negotiate relationships with potential strategic partners on acceptable terms, or at all. If we are unable to establish or maintain such strategic partnerships, we may have to limit the size or scope of, or delay, of our development programs, or undertake further development activities at our own expense. In addition, our dependence on strategic partnerships is subject to a number of risks, including:

  •
  the inability to control the amount or timing of resources that our partners may devote to developing the product candidates;

  •
  the possibility that we may be required to relinquish important rights, including intellectual property, marketing and distribution rights;

  •
  the receipt of lower revenues than if we were to commercialize such products ourselves;

  •
  our failure to receive future milestone payments or royalties if a partner fails to commercialize one of our product candidates successfully;

  •
  the possibility that a partner could separately move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors;

  •
  the possibility that our strategic partners may experience financial difficulties;

  •
  business combinations or significant changes in a partner's business strategy that may adversely affect that partner's willingness or ability to complete its obligations under any arrangement with us; and

  •
  the possibility that our partners may operate in countries where their operations could be negatively impacted by changes in the local regulatory environment or by political unrest.

        Any of these factors either alone or taken together could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Certain of our customers are highly dependent on payments from third-party healthcare payors, including government sponsored programs, particularly Medicare, in the United States and other countries in which we operate, and reductions in third-party coverage and reimbursement rates for our products could adversely affect our business and results of operations.

        A substantial portion of our revenue depends, in part, on the extent to which the costs of our products purchased by our customers are reimbursed by third-party private and governmental payors, including Medicare, Medicaid and other U.S. government sponsored programs as well as other non-U.S. governmental payors and private payors. These third-party payors exercise significant control over patient access and increasingly use their enhanced bargaining power to secure discounted rates and other requirements that may increase the cost of service or reduce demand for our products. Our potential customers' ability to obtain appropriate reimbursement for products and services from these third-party payors affects the selection of products they purchase and the prices they are willing to pay. If these third-party payors do not provide appropriate reimbursement for the costs of our products, deny their coverage or reduce their current levels of reimbursement, healthcare professionals may not prescribe our products and providers and suppliers may not purchase our products. In addition, demand for new products may be limited unless we obtain favorable reimbursement policies (including coverage, coding and payment) from governmental and private third-party payors at the time of the product's introduction. Third-party payors continually review their coverage policies for existing and new therapies and can deny coverage for treatments that include the use of our products or revise payment policies such that payments do not adequately cover the cost of our products. Even if third-party payors make coverage and reimbursement available, such reimbursement may not be adequate or these payors' reimbursement policies may have an adverse effect on our business, results of operations, financial condition and cash flows.

        Over the past several years, Medicare has implemented numerous changes to payment policies for imaging procedures, some of which have had a negative impact on utilization of imaging services. These include limiting payments in physician offices and free-standing imaging facility settings based upon rates paid to hospital outpatient departments, reducing payments for certain imaging procedures when performed together with other imaging procedures in the same family of procedures, and making significant revisions to the methodology for determining the practice expense portion of Medicare payment, which covers physician office expenses, including staff, equipment and supplies. In 2010, CMS, began a four year transition to changes in the practice expense methodology based upon the Physician Practice Information Survey, or PPIS, which collected information on physician practice expenses by specialty. For 2013, CMS estimates that these changes will reduce payments for cardiology services by 2% and for nuclear medicine services by 2%. In addition, two other changes to the practice expense calculations have recently been adopted. First, the American Taxpayer Relief Act of 2012 increased the utilization rate for certain imaging equipment from 75% to 90% in the physician office and free-standing imaging facility setting, which decreases payment rates for the technical component of medical imaging procedures. Second, in 2013, CMS finalized a policy to use a sliding scale approach for loan interest rates based on the current Small Business Administration ("SBA") maximum interest rates for different categories of loan size (price of the equipment) and maturity (useful life of the equipment). Insofar as the interest rate affects practice expense calculations, this sliding scale approach will result in lower reimbursement rates for physician office and freestanding imaging providers.

        There continues to be instability in the Hospital Outpatient Prospective Payment System payment rates for certain imaging procedures in the last several years, including cardiac PET and echocardiography with contrast. For example, for 2013, CMS finalized a policy to make an additional payment to hospitals that utilize products with non-HEU, meaning the product is 95% derived from non-HEU sources. Although some of our products are manufactured using non-HEU, not all of our products meet CMS's definition of non-HEU, and therefore this payment will not be available for all products used by our customers. This payment as well as other changes to the Hospital Outpatient Prospective Payment System payment rates could influence the decisions by hospital outpatient physicians to perform procedures that involve our products.

        For 2010, CMS reduced the per procedure medical imaging reimbursement in the physician office and free-standing imaging facility. CMS transitioned further reductions in payments through 2013. In addition, effective January 1, 2013, CMS implemented a multiple procedure payment reduction for certain diagnostic cardiovascular procedures. Under this reduction, full payment is made for the most expensive technical component service, and payment is made at 75% for subsequent technical components furnished by the physician (or by physicians in the same group practice) to the same patient on the same day. We believe that these changes will continue to result in certain physicians and group practices ceasing to provide these services and will have the further effect of shifting where certain medical imaging procedures are performed from the physician office and free-standing imaging facility settings to the hospital outpatient setting, which we believe has incrementally reduced the overall number of diagnostic medical imaging procedures performed. Further, these changes could slow the acceptance and introduction of next-generation imaging equipment into the marketplace, which, in turn, could adversely impact the future market adoption of certain of our imaging agents already in the market or currently in clinical or preclinical development. We expect that there will continue to be proposals to reduce or limit Medicare and Medicaid payment for diagnostic services. To the extent any of these or other provisions of the Healthcare Reform Act have the effect of reducing the aggregate number of diagnostic medical imaging procedures performed in the United States, our business, results of operations, financial condition and cash flows would be adversely affected. See "Item 1—Business—Regulatory Matters."

        Under the statutory Medicare sustainable growth rate formula, payments under the Medicare Physician Fee Schedule could have decreased significantly over the past several years without Congressional intervention. In the past, when the application of the statutory formula would have resulted in lower payments, Congress has passed interim legislation to prevent the reductions. For 2013, President Obama signed the American Taxpayer Relief Act of 2012, which prevented the negative update factor from going into effect and continues the zero percent update for physician services furnished between January 1, 2013 and December 31, 2013. If Congress fails to intervene to prevent the negative update factor in the future through either another temporary measure or a permanent revision to the statutory formula, payments to physicians may be reduced.

Reforms to the United States healthcare system may adversely affect our business.

        A significant portion of our patient volume is derived from U.S. government healthcare programs, principally Medicare, which are highly regulated and subject to frequent and substantial changes. For example, in March 2010, the President signed one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or, collectively, the Healthcare Reform Act. The Healthcare

Reform Act contains a number of provisions that affect coverage and reimbursement of drug products and the medical imaging procedures in which our drug products are used. See "Item 1—Business—Regulatory Matters—Healthcare Reform Act and Related Laws." We cannot assure you that the Healthcare Reform Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

        In addition, other legislative changes have been proposed and adopted since the Healthcare Reform Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011. The Budget Control Act includes provisions to raise the U.S. Treasury Department's borrowing limit, known as the federal debt ceiling, and to reduce the federal deficit. The Budget Control Act contemplates the imposition of automatic spending reductions beginning in 2013 if timely action is not taken by Congress to reduce the deficit. Timely action was not taken, but legislation was enacted to delay the automatic reductions until March 1, 2013 and reduce the amount of automatic reduction. The automatic reduction, if implemented, would not affect Medicaid, but reductions in payments to Medicare providers may be made up to 2% of the originally budgeted amount. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, and/or any significant taxes or fees that may be imposed on us, as part of any broader deficit-reduction effort or legislative replacement to the Budget Control Act, could have an adverse impact on our results of operations.

        Enforcement of the U.S. federal debt ceiling has been suspended through May 18, 2013. If the U.S. federal government fails to suspend enforcement of the debt ceiling beyond May 18, 2013 or to increase the debt ceiling and, as a result, is unable to satisfy its financial obligations, including under Medicare, Medicaid and other publicly funded or subsidized health programs, our results of operations could be adversely impacted.

        The full impact on our business of the Healthcare Reform Act and the other new laws is uncertain. Nor is it clear whether other legislative changes will be adopted or how such changes would affect our industry generally or our ability to successfully commercialize our products or the development of new products.

The Healthcare Reform Act could potentially reduce the number of diagnostic medical imaging procedures performed or could reduce the amount of reimbursements paid for such procedures.

        The Healthcare Reform Act, based on February 2013 estimates from the Congressional Budget Office, is expected to extend coverage to approximately 27 million previously uninsured Americans. We cannot predict how many, if any, of those additional insureds would be current or future candidates for diagnostic medical imaging or, if as a result of such larger pool of insured Americans, the aggregate number of diagnostic medical imaging procedures performed in the United States would increase.

        Further, the implementation of the Healthcare Reform Act could potentially reduce the aggregate number of diagnostic medical imaging procedures performed in the United States. Under the Healthcare Reform Act, referring physicians under the federal self-referral law must inform patients that they may obtain certain services, including MRI, computed tomography, PET, and certain other diagnostic imaging services from a provider other than that physician, another physician in his or her group practice, or another individual under the direct supervision of the physician or another physician in the group practice. The referring physician must provide each patient with a written list of other suppliers who furnish such services in the area in which the patient resides. This new information provision could have the effect of shifting where certain diagnostic medical imaging procedures are performed, which could potentially reduce the overall number of diagnostic medical imaging procedures performed.

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

        For example, we are required to report certain adverse events and production problems, if any, to the FDA. Additionally, we must comply with requirements concerning advertising and promotion for our products, including the prohibition on the promotion of our products for indications that have not been approved by the FDA or a so-called "off-label use." If the FDA determines that our promotional materials constitute the unlawful promotion of an off-label use, it could request that we modify our promotional materials or subject us to regulatory or enforcement actions. Also, quality control and manufacturing procedures at our own facility and at third-party suppliers must conform to cGMP regulations and other applicable law after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMPs and other applicable law, and, from time to time, makes such cGMPs more stringent. Accordingly, we and others with whom we work must expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. For example, in June and July 2011, the FDA inspected our facility in Billerica, MA. Following the inspection, the FDA made eight so called "483 observations", which we believe we have since substantially remediated. We also filed a field alert and initiated a recall in connection with six lots of Cardiolite and Neurolite manufactured by BVL prior to the shutdown. Although there were no significant changes in product safety risk profiles with relatively stable adverse event rates being reported and although the rates of serious adverse medical events had also not changed significantly and are rare for these products, our medical risk assessment determined that there was a theoretical risk to patients associated with the injection of product from these lots because of the identification of certain particulate matter in a limited number of vials from these lots, which was introduced during the BVL manufacturing process. In connection with the field alerts, we conducted a 100% inspection for the presence of foreign matter for all unexpired lots of Cardiolite within our control, including retained vials, stability samples and any remaining inventory. After completing the inspections, we concluded that the probability of patient exposure to foreign matter was very low and the overall patient risk associated with Cardiolite product in the field was very low. Accordingly, we concluded that Cardiolite lots in the field were suitable for use and all inspected material was returned to active inventory status.

        As an example of our third party manufacturers having to conform to cGMP regulations and other applicable laws, on January 22, 2013, BVL announced it had voluntarily entered into a consent decree with the FDA relating to cGMP requirements at its Bedford, Ohio facility. Under the consent decree, the FDA has given BVL approval to continue to manufacture all of our products for us. However, we can give no assurances that, operating under the consent decree, BVL will be able to manufacture and distribute our products in a timely manner and in sufficient quantities to allow us to avoid stock-outs and shortfalls as we transition from BVL to JHS as our primary manufacturer during 2013.

        In addition, in February 2012, the FDA announced that on June 12, 2012, it will begin to require that the manufacturers of commercial PET products, including radiopharmacies, hospitals and academic medical centers, either submit an NDA or ANDA for producing PET drugs for clinical use, or produce the drugs under an IND.

        We are also subject to laws and regulations that govern financial and other arrangements between pharmaceutical manufacturers and healthcare providers, including federal and state anti-kickback statutes, federal and state false claims laws and regulations, beneficiary inducement laws and regulations, and other fraud and abuse laws and regulations. For example, in 2010, we entered into a Medicaid Drug Rebate Agreement for certain of our products, which could subject us to potential liability under the False Claims Act, civil monetary penalties, or liability under other laws and regulations in connection with the covered products as well as the products not covered by the agreement. Although we and most of our competitors had not previously entered into such an agreement and it is unclear that it is required, we received inquiries from several states and decided to enter into such agreement. Determination of the rebate amount for our products under the Medicaid program, as well as determination of payment amounts under Medicare and certain other third-party payers, including government payers, depends upon information reported by us to the government. If we provide customers or government officials with inaccurate information about the products' eligibility for reimbursement, or the products fail to satisfy eligibility requirements, we could be subject to potential liability under the False Claims Act or other laws and regulations or be subject to civil monetary penalties.

        Additionally, funds received under all healthcare reimbursement programs are subject to audit with respect to the proper billing by customers. Our customers engage in billing, and retroactive adjustments of revenue received from these programs could occur.

        Failure to comply with other requirements and restrictions placed upon us by laws and regulations can result in fines, civil and criminal penalties, exclusion from federal health care programs and debarment. Possible consequences of such actions could include:

  •
  substantial modifications to our business practices and operations; a total or partial shutdown of production in one or more of our facilities while we remediate the alleged violation;

  •
  delays in or the inability to obtain future pre-market clearances or approvals; and

  •
  withdrawals or suspensions of current products from the market.

        Regulations are subject to change as a result of legislative, administrative or judicial action, which may also increase our costs or reduce sales. Violation of any of these regulatory schemes, individually or collectively, could disrupt our business and have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

        Any failure or significant delay in completing clinical trials for our product candidates (for example, because of our greater future reliance on strategic partners to assist us in our development programs), or in receiving regulatory approval for the sale of our product candidates, may severely harm our business and delay or prevent us from being able to generate revenue from product sales. See "—Our business and industry are subject to complex and costly regulations. If government regulations are interpreted or enforced in a manner adverse to us or our business, we may be subject to enforcement actions, penalties, exclusion and other material limitations on our operations."

Our marketing and sales practices may contain risks that could result in significant liability, require us to change our business practices and restrict our operations in the future.

        We are subject to federal, state and local laws targeting fraud and abuse in the healthcare industry, including the federal fraud and abuse laws, including the False Claims Act and Federal Anti-Kickback Statute, the FCPA, the Bribery Act, the self-referral laws and restrictions on the promotion of off-label uses of our products. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid as well as health programs outside the United States. These laws and regulations are complex and subject to changing interpretation and application, which could restrict our sales or marketing practices. Even minor and inadvertent irregularities could potentially give rise to a charge that the law has been violated. Although we believe we maintain an appropriate compliance program, we cannot be certain that the program will adequately detect or prevent violations and/or the relevant regulatory authorities may disagree with our interpretation. Additionally, if there is a change in law, regulation or administrative or judicial interpretations, we may have to change one or more of our business practices to be in compliance with these laws. Required changes could be costly and time consuming.

        The Healthcare Reform Act, through its federal "sunshine" provisions, also imposes new requirements on device and drug manufacturers to report any "payment or transfer of value" to physicians and teaching hospitals; or ownership and investment interests held by physicians or their immediate family members. The first report for financial interactions and ownership interests is due in 2014 (covering August 1, 2011 through December 31, 2011). Failure to submit required information may result in civil monetary penalties of up to $150,000 per year (and up to $1 million per year for "knowing failures").

        Separately, the Healthcare Reform Act requires manufacturers to submit information on the identity and quantity of drug samples requested and distributed by a manufacturer during each year. The provision was to be effective on April 1, 2012, but the FDA indicated that it would exercise enforcement discretion until October 1, 2012, and would issue a notice prior to its decision to begin enforcing this decision. At this time, FDA has not published a notice to begin enforcement of this provision. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. We believe we have developed appropriate protocols to implement these reporting requirements. Any irregularities or mistakes in our reporting, however, could result in a finding that we have been non-compliant with these requirements, which could subject us to the penalty provisions of applicable federal and state laws and regulations.

        The Healthcare Reform Act also provides greater financial resources to be allocated to enforcement of the fraud and abuse laws and clarifies or lowers the standard of proof for the Federal Anti-Kickback Statute and other criminal healthcare fraud statutes, which may increase overall compliance costs for industry participants, including us. A person or entity does not need to have actual knowledge of the Federal Anti-Kickback Statute or a specific intent to violate the Federal Anti-Kickback Statute. In addition, the Healthcare Reform Act revised the False Claims Act to provide that a claim arising from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. The violation of these laws, or our exclusion from programs such as Medicare, Medicaid and other governmental programs as a result of a violation of such laws, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

        The healthcare industry is characterized by continuous technological development resulting in changing customer preferences and requirements. The success of new product development depends on many factors, including our ability to anticipate and satisfy customer needs, obtain regulatory approval on a timely basis based on performance of the clinical candidate versus its clinical study competitor, develop and manufacture products in a cost-effective and timely manner, maintain advantageous positions with respect to intellectual property and differentiate our products from our competitors. To compete successfully in the marketplace, we must make substantial investments in new product development whether internally or externally through licensing or acquisitions. Our failure to introduce new and innovative products in a timely manner would have an adverse effect on our business, results of operations, financial condition and cash flows.

        Even if we are able to develop, manufacture and obtain regulatory approvals for our new products, the success of these products would depend upon market acceptance and adequate reimbursement. Levels of market acceptance for our new products could be affected by a number of factors, including:

  •
  the availability of alternative products from our competitors;

  •
  the price of our products relative to those of our competitors including, for example, in the case of flurpiridaz F 18, the significantly higher projected unit dose cost of flurpiridaz F 18 in comparison to sestamibi;

  •
  the timing of our market entry;

  •
  our ability to market and distribute our products effectively, including, in the case of flurpiridaz F 18, the creation of a complex field-based manufacturing and distribution network involving PET cyclotrons located at radiopharmacies where the agent will be manufactured and distributed rapidly to end-users, given the agent's 110-minute half-life;

  •
  market acceptance of our products, including, in the case of flurpiridaz F 18, sufficient market penetration of PET cameras to which nuclear cardiologists have reasonable access; and

  •
  our ability to obtain adequate reimbursement, including, in the case of flurpiridaz F 18, obtaining not only coverage from Medicare, Medicaid, other government payors as well as private payors but also appropriate payment levels which adequately cover the substantially higher manufacturing and distribution costs associated with a PET MPI agent, in comparison to, for example, sestamibi.

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

        In addition, in the case of a comparatively new product such as Ablavar, because the market acceptance of Ablavar has been much slower than we initially anticipated and because of the magnitude of the required purchase minimums originally contained in the agreement with Mallinckrodt, we have entered into two separate amendments to the agreement in August 2010 and October 2011 to reduce the minimum purchase requirements. Significant cash outflows will still be required during the term of this purchase commitment and for costs incurred in connection with the product launch, with limited cash inflows from Ablavar until market penetration increases further. In the fourth quarter of 2010, we recorded an inventory write-down of approximately $10.9 million for Ablavar finished good product that had already been manufactured by Mallinckrodt that would likely expire prior to its sale to and use by customers. In the second quarter of 2011, we recorded an impairment charge of $23.5 million, the full remaining value of the product's intellectual property. In addition, in the second and fourth quarters of 2011, we recorded a further inventory write-down of approximately $13.5 million and $12.3 million, respectively, and a loss of $1.9 million and $3.7 million, respectively, for the portion of committed purchases of Ablavar that we did not believe we would be able to sell prior to product expiry. Finally, in the third quarter of 2012, we recorded an additional inventory write-down of approximately $10.6 million and a loss of $1.9 million for the portion of committed purchases of Ablavar that we do not believe we will be able to sell prior to product expiry.

        At December 31, 2012, we had a net Ablavar inventory balance of $2.8 million and the remaining purchase commitment under the agreement with Mallinckrodt was approximately $9.4 million, of which $7.5 million is recorded as an accrued contract loss. In 2013, we have transitioned the sales and marketing efforts for Ablavar from our direct sales force to our customer service team in order to allow our direct sales force to drive our DEFINITY resurgence plan following our recent supply challenges. If we do not meet our current sales goals or cannot sell the product we have committed to purchase prior to its expiration, we could incur additional inventory losses and/or losses on our purchase commitments.

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

        We currently have three pipeline candidates, two of which (flurpiridaz F 18 and our cardiac neuronal imaging agent) are currently in clinical development, while a third pipeline candidate (our vascular remodeling agent) is in pre-clinical development. To obtain regulatory approval for these product candidates, we must conduct extensive human tests, which are referred to as clinical trials, as well as meet other rigorous regulatory requirements. Satisfaction of all regulatory requirements typically takes many years and requires the expenditure of substantial resources. A number of other factors may cause significant delays in the completion of our clinical trials, including unexpected delays in the initiation of clinical sites, slower than projected enrollment, competition with ongoing clinical trials and scheduling conflicts with participating clinicians, regulatory requirements, limits on manufacturing capacity and failure of a product candidate to meet required standards for administration to humans. In addition, it may take longer than we project to achieve study endpoints and complete data analysis for a trial or we may decide to slow down the enrollment in a trial in order to conserve financial resources. In March 2013, we began to implement a strategic shift in how we will fund our important R&D programs. We will reduce over time our internal R&D resources while at the same time we seek to engage strategic partners to assist us in the further development and commercialization of our important development candidates, including flurpiridaz F 18, 18F LMI 1195 and LMI 1174. Depending upon the terms of any such strategic partnership that we can negotiate with prospective strategic partners, the development of our pipeline candidates could also be delayed by the timing of the consummation of such transactions as well as factors specific to the partner or partners involved, and we can give no assurances that any such transaction will ever be consummated.

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

        Even if our product candidates proceed successfully through clinical trials and receive regulatory approval, there is no guarantee that an approved product can be manufactured in commercial quantities at reasonable cost or that such a product will be successfully marketed. For example, flurpiridaz F 18 will require the creation of a complex, field-based manufacturing and distribution network involving PET cyclotrons located at radiopharmacies where the agent will be manufactured and distributed rapidly to end-users, given the agent's 110-minute half-life. Our development costs will increase if we are required to complete additional or larger clinical trials with respect to product candidates. If the delays or costs are significant, our financial results and our ability to commercialize our product candidates will be adversely affected. In addition, in the case of flurpiridaz F 18, obtaining adequate reimbursement is critical, including not only coverage from Medicare, Medicaid, other government payors as well as private payors but also appropriate payment levels which adequately cover the substantially higher manufacturing and distribution costs associated with a PET MPI agent in comparison to, for example, sestamibi.

        Because in the future we intend to partner with strategic partners for the development, manufacturing and commercialization of our development candidates, if we can successfully obtain regulatory and reimbursement approval for such candidate or candidates, we will likely have to share a meaningful portion of the economic benefit that those products generate with our partner or partners. However, we can give no assurance that any such partnering transaction will ever be consummated.

A heightened public or regulatory focus on the radiation risks of diagnostic imaging could have an adverse effect on our business.

        We believe that there has been heightened public and regulatory focus on radiation exposure, including the concern that repeated doses of radiation used in diagnostic imaging procedures pose the potential risk of long-term cell damage, cancer and other diseases. For example, starting in January 2012, CMS requires the accreditation of facilities providing the technical component of advanced imaging services, including CT, MRI, PET and nuclear medicine, in non-hospital free-standing settings. In August 2011, the Joint Commission (an independent, not-for-profit organization that accredits and certifies more than 19,000 health care organizations and programs in the United States) issued an alert on the radiation risks of diagnostic imaging and recommended specific actions of providing "the right test and the right dose through effective processes, safe technology and a culture of safety."

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

  •
  our patent applications or patents may be subject to interferences, oppositions, post-grant review, reexaminations or similar administrative proceedings;

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

        The defense and prosecution of intellectual property suits, interferences, oppositions and related legal and administrative proceedings are costly, time consuming to pursue and result in diversion of resources. The outcome of these proceedings is uncertain and could significantly harm our business. If we are not able to defend the patents of our technologies and products, then we will not be able to exclude competitors from marketing products that directly compete with our products, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

        For the years ended December 31, 2012, 2011 and 2010, 27%, 25% and 25%, respectively, of our total revenues were derived from countries outside the United States. We anticipate that revenue from non-U.S. operations will grow. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

        We generate significant revenue from export sales, as well as from operations conducted outside the United States. During the years ended December 31, 2012, 2011 and 2010, the net impact of foreign currency changes on transactions was a loss of $579,000, $156,000 and $209,000, respectively. Operations outside the United States expose us to risks including fluctuations in currency values, trade restrictions, tariff and trade regulations, U.S. export controls, non-U.S. tax laws, shipping delays, and economic and political instability. For example, violations of U.S. export controls, including those administered by the U.S. Treasury Department's Office of Foreign Assets Control, could result in fines, other civil or criminal penalties and the suspension or loss of export privileges which could have a material adverse affect on our business, results of operations, financial conditions and cash flows.

        The functional currency of each of our non-U.S. operations is generally the local currency, although one non-U.S. operation's functional currency is the U.S. Dollar. Exchange rates between some of these currencies and U.S. Dollar have fluctuated significantly in recent years and may do so in the future. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures. It is possible that fluctuations in exchange rates will have a negative effect on our results of operations.

U.S. credit markets may impact our ability to obtain financing or increase the cost of future financing, including, in the event we obtain financing with a variable interest rate, interest rate fluctuations based on macroeconomic conditions that are beyond our control.

        As of December 31, 2012, we had approximately $400.0 million of total principal indebtedness consisting entirely of the Notes issued May 10, 2010 and March 16, 2011 and due May 15, 2017. We also have a revolving line of credit, the Facility, which provides for total borrowings up to $35 million. We currently have no amounts outstanding, other than an $8.8 million unfunded Standby Letter of Credit at December 31, 2012. During periods of volatility and disruption in the U.S., European, or global credit markets, obtaining additional or replacement financing may be more difficult and the cost of issuing new debt or replacing our Facility could be higher than under our current Facility. Higher cost of new debt may limit our ability to have cash on hand for working capital, capital expenditures and acquisitions on terms that are acceptable to us. Additionally, the Facility has a variable interest rate. By its nature, a variable interest rate will move up or down based on changes in the economy and other factors, all of which are beyond our control. If interest rates increase, our interest expense could increase, affecting earnings and reducing cash flows available for working capital, capital expenditures and acquisitions.

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

        The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. It also requires us to keep books and records that accurately and fairly reflect our transactions. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States are, either directly or indirectly, with governmental entities and are therefore subject to the FCPA and similar anti-bribery laws in non-U.S. jurisdictions. In addition, the United Kingdom Bribery Act of 2010 has been enacted, and its provisions extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties.

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

        To remain competitive in our industry, we must employ information technologies to support manufacturing processes, quality processes, distribution, R&D and regulatory applications and that capture, manage and analyze the large streams of data generated in our clinical trials in compliance with applicable regulatory requirements. We rely extensively on technology to allow the concurrent conduct of work sharing around the world. As with all information technology, our infrastructure ages and becomes subject to increasing maintenance and repair and our systems generally are vulnerable to potential damage or interruptions from fires, blackouts, telecommunications failures and other unexpected events, as well as to break-ins, sabotage or intentional acts of vandalism. Given the extensive reliance of our business on technology, any substantial disruption or resulting loss of data that is not avoided or corrected by our backup measures could harm our business, operations and financial condition.

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

        Our success is substantially dependent upon the performance, contributions and expertise of our chief executive officer, executive leadership and senior management team. Jeffrey Bailey, our Chief Executive Officer and President, and other members of our executive leadership and senior management team play a significant role in generating new business and retaining existing customers. We have employment agreements with Mr. Bailey and a limited number of other individuals on our executive leadership team, although we cannot prevent them from terminating their employment with us. We do not maintain key man life insurance policies on any of our executive officers. Our inability to retain our existing executive leadership and senior management team, maintain an appropriate internal succession program or attract and retain additional qualified personnel could have a material adverse effect on our business.

We have a substantial amount of indebtedness which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

        As of December 31, 2012, we had approximately $400.0 million of total principal indebtedness consisting entirely of the Notes, which mature on May 15, 2017. As of December 31, 2012, there were no amounts outstanding under the Facility, other than an $8.8 million unfunded Standby Letter of Credit. Our substantial indebtedness and any future indebtedness we incur could:

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

        Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations, which are currently $39.0 million of interest per year based on our $400.0 million in total principal indebtedness as of December 31, 2012 related to the Notes, which principal is due at maturity on May 15, 2017, will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, entering into additional corporate collaborations or licensing arrangements for one or more of our products or product candidates, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, licensed or partnered, or, if sold, licensed or partnered, of the timing of the transactions and the amount of proceeds realized from those transactions, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the financial and credit markets. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would have an adverse effect on our business, results of operations and financial condition.

Despite our substantial indebtedness, we may incur more debt, which could exacerbate the risks described above.

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future subject to the limitations contained in the agreements governing our debt, including the Indenture (as defined below) governing the Notes. Although these agreements restrict us and our restricted subsidiaries from incurring additional indebtedness, these restrictions are subject to important exceptions and qualifications. For example, we are generally permitted to incur certain indebtedness, including indebtedness to finance acquisitions of similar businesses, indebtedness arising in the ordinary course of business, indebtedness among restricted subsidiaries and us and indebtedness relating to hedging obligations. We are also permitted to incur indebtedness under the Indenture governing the Notes so long as we comply with an interest coverage ratio of 1.2 to 1.0, determined on a pro forma basis for the most recently completed four fiscal quarters. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—External Sources of Liquidity." If we or our subsidiaries incur additional debt, the risks that we and they now face as a result of our high leverage could intensify. In addition, the Indenture governing the Notes and the agreement governing the Facility will not prevent us from incurring obligations that do not constitute indebtedness under the agreements.

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

        If there is a breach of the financial ratios when there is more than $10 million outstanding under the Facility, a cross-default of the Indenture would occur. A breach of any of these covenants could result in a default under the Indenture governing the Notes and the agreement governing the Facility. On January 26, 2012, October 11, 2012 and March 25, 2013, we executed amendments to the Facility which revised the financial covenants, certain definitions used to calculate compliance with those covenants and the definition of annualized EBITDA from a trailing twelve month basis to an annualized basis beginning in the first quarter of 2013. Although we believe that anticipated EBITDA amounts will be sufficient such that we will be in compliance with the financial covenants, as amended, if our upcoming quarterly earnings are not sufficient, we could be in violation of the leverage ratio covenant. We may also be unable to take advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our executive offices and primary manufacturing facilities are located at our North Billerica, Massachusetts facility, which we own. In addition, as of December 31, 2012, we lease 7 facilities in Canada, 2 in Australia and 2 in Puerto Rico. Our owned facilities consist of approximately 578,000 square feet of manufacturing, laboratory, mixed use and office space, and our leased facilities consist of approximately 67,766 square feet. We believe all of these facilities are well-maintained and suitable for the office, radiopharmacy, manufacturing or warehouse operations conducted in them.

        The following table summarizes information regarding our significant leased and owned properties, as of December 31, 2012:

Location	Square footage	Owned/Leased
United States
North Billerica, Massachusetts	578,000	Owned
Canada
Montreal	8,729	Leased
Mississauga	13,747	Leased
Dorval	13,079	Leased
Quebec	6,261	Leased
Hamilton	5,300	Leased
Vancouver	880	Leased
Australia
Melbourne	4,634	Leased
Adelaide	4,306	Leased
Puerto Rico
San Juan	9,550	Leased
Ponce	1,280	Leased

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

        On December 16, 2010, we filed suit against one of our insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply shortage (Lantheus Medical Imaging, Inc., Plaintiff v. Zurich American Insurance Company, Defendant, United States District Court, Southern District of New York, Case No. 10 Civ 9371). The claim is the result of the shutdown of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010 due to a "heavy water" leak in the reactor vessel. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. On April 4, 2011, the parties had their first pre-trial conference in United States District Court for the

Southern District of New York, and discovery has commenced and is continuing. We cannot be certain what amount, if any, or when, if ever, we will be able to recover for business interruption losses related to this matter.

Item 4.    Mine Safety Disclosures

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

        Our outstanding common stock is privately held and there is no established public trading market for our common stock. There is one stockholder of record of our common stock as of December 31, 2012. On March 21, 2011 and on May 10, 2010, our Board of Directors declared dividends of $150.0 million and $163.8 million, respectively, to our sole stockholder, Intermediate, which declared dividends of equal amounts to Holdings. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—External Sources of Liquidity." We do not expect to make comparable cash dividends in the future on a continuous basis, but may, from time to time, declare additional dividends to our sole stockholder in an amount to be determined. See "Item 13—Certain Relationships and Related Transactions, and Director Independence" and Note 17, "Related Party Transactions" to our consolidated financial statements for a discussion regarding transactions and agreements we have with Avista and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10, "Financing Arrangements" to our consolidated financial statements for a discussion of restrictive covenants under the agreements governing our indebtedness.

Unregistered Sales of Equity Securities

        We sold no equity securities during the year ended December 31, 2012.

Securities Authorized for Issuance Under Equity Compensations Plans

        See "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans."

Item 6.    Selected Financial Data

Basis of Financial Information

        Following our purchase of the medical imaging business from Bristol-Myers Squibb Company, or BMS, with the financial sponsorship of Avista on January 8, 2008 (the "Acquisition"), our audited financial statements were prepared at the Lantheus Intermediate level rather than at the Lantheus level due to covenants in our financial arrangements undertaken in connection with the Acquisition.

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

Selected Financial Data

        The following table sets forth certain selected consolidated financial data for Lantheus Intermediate, our parent company and a guarantor of the Notes, as of and for the fiscal years ended December 31, 2012, 2011, 2010, 2009 and 2008, which have been derived from the audited consolidated financial statements of Lantheus Intermediate. See "—Basis of Financial Information."

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Statement of Comprehensive (Loss) Income Data:
Total revenues	$288,105	$356,292	$353,956	$360,211	$536,844
Cost of goods sold	211,049	255,466	204,006	184,844	244,496
Loss on firm purchase commitment	1,859	5,610	—	—	—
General and administrative expenses	32,520	32,057	30,042	35,430	64,909
Sales and marketing expenses	37,437	38,689	45,384	42,337	45,730
Research and development expense	40,604	40,945	45,130	44,631	34,682
Proceeds from manufacturer	(34,614)	—	—	—	—
In-process research and development	—	—	—	—	28,240

Operating (loss) income	(750)	(16,475)	29,394	52,969	118,787
Interest expense	(42,014)	(37,658)	(20,395)	(13,458)	(31,038)
Loss on early extinguishment of debt	—	—	(3,057)	—	—
Interest income	252	333	179	73	693
Other (expense) income, net	(44)	1,429	1,314	2,720	2,950

Income (loss) before income taxes	(42,556)	(52,371)	7,435	42,304	91,392
Provision (benefit) for income taxes	(555)	84,098	2,465	21,952	48,606

Net (loss) income	$(42,001)	$(136,469)	$4,970	$20,352	$42,786

Statement of Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$523	$22,420	$26,317	$95,783	$178,445
Investing activities	(8,145)	(7,694)	(8,550)	(38,351)	(530,832)
Financing activities	(2,039)	(6,991)	(17,550)	(49,102)	376,466
Other Financial Data:
EBITDA(1)	$26,815	$16,832	$62,037	$96,214	$192,797
Adjusted EBITDA(1)	59,070	80,084	85,228	104,060	253,882
Capital expenditures	7,920	7,694	8,335	8,856	12,175
Balance Sheet Data (at period end):
Cash and cash equivalents	$31,595	$40,607	$33,006	$31,480	$21,036
Total assets	322,926	358,804	495,881	492,543	528,035
Total liabilities	497,279	492,007	342,447	181,964	240,226
Current portion of long-term debt	—	—	—	30,000	15,000
Total long-term debt, net	398,822	398,629	250,000	63,649	127,751
Total stockholder's (deficit) equity	(174,353)	(133,203)	153,434	310,579	287,809

(1)
EBITDA is defined as net (loss) income plus interest, income taxes, depreciation and amortization. EBITDA is a measure used by management to measure operating performance. Adjusted EBITDA is defined as EBITDA, further adjusted to exclude unusual items and other adjustments required or permitted in calculating Adjusted EBITDA under the indenture governing the Company's notes and the credit agreement for the Company's revolving credit facility. Adjusted EBITDA is also used by management to measure operating performance and by investors to measure a company's ability to service its debt and meet its other cash needs. Management believes that the inclusion of the adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about the Company's performance across reporting periods on a consistent basis by excluding items that it does not believe are indicative of its core operating performance. See "—Non-GAAP Financial Measures."

  The following table provides a reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Net (loss) income	$(42,001)	$(136,469)	$4,970	$20,352	$42,786
Interest expense, net	41,762	37,325	20,216	13,385	30,345
Provision for income taxes(a)	(901)	82,718	1,215	20,392	46,131
Depreciation and amortization	27,955	33,258	35,636	42,085	73,535

EBITDA	26,815	16,832	62,037	96,214	192,797
Non-cash stock-based compensation	1,240	(969)	1,634	1,209	1,368
Loss on early extinguishment of debt	—	—	3,057	—	—
Legal fees(b)	1,455	2,017	—	—	—
Loss on firm purchase commitment(c)	1,859	5,610	—	—	—
Asset write-off(d)	13,095	52,973	14,084	4,125	5,791
Inventory step-up expense(e)	—	—	—	—	8,189
Acquired in-process R&D(f)	—	—	—	—	28,240
Severance and recruiting costs(g)	1,761	1,995	1,001	—	13,775
Transaction expenses(h)	—	—	—	—	2,742
Sponsor fee and other(i)	1,042	1,020	1,090	1,060	980
New manufacturer costs(j)	8,945	606	1,816	910	—
Ablavar launch costs(k)	—	—	509	542	—
Run-rate savings(l)	2,858	—	—	—	—

Adjusted EBITDA	$59,070	$80,084	$85,228	$104,060	$253,882

(a)
Represents provision for income taxes, less tax indemnification associated with an agreement with BMS, and in 2011 includes the establishment of a full valuation allowance against the U.S. deferred tax assets.

(b)
Represents legal services incurred in connection with our business interruption claim associated with the NRU reactor shutdown in 2009 to 2010.

(c)
Represents a loss associated with a portion of the committed purchases of Ablavar that we do not believe we will be able to sell prior to expiration.

(d)
Represents non-cash losses incurred associated with the write-down of inventory and write-off of long-lived assets. The 2012 amount consists primarily of a $10.6 million inventory write-down related to Ablavar. The 2011 amount consists primarily of a $25.8 million inventory write-down related to Ablavar and a $23.5 million impairment charge to adjust the carrying value of the Ablavar patent portfolio asset to its fair value of zero. The 2010 amount consists primarily of a $10.9 million inventory write-down related to Ablavar. The 2009 amount is primarily related to the write-down of accessories related to our TechneLite product as a result of the global Moly shortage and Cardiolite inventory acquired from BMS. The 2008 amount was primarily related to our DEFINITY product as a result of the boxed warning in October 2007.

(e)
Represents the revaluation of inventory as a result of the impact of purchase accounting in connection with the Acquisition.

(f)
Represents in-process R&D relating to the Acquisition. Immediately following the closing of the Acquisition, the in-process R&D was expensed.

(g)
In 2012 and 2011, consists of severance and recruitment costs related to employees, executives and directors. In 2010, consists of severance costs relating to one of our executive officers and a work force reduction in the fourth quarter. In 2008, consists of severance costs relating to the closure of our European operations following the Acquisition.

(h)
Represents legal, information technology and human resource advisory services and other advisory fees incurred in connection with the Acquisition.

(i)
Represents annual sponsor monitoring fee and related expenses.

(j)
Represents internal and external costs associated with establishing new manufacturing sources for our commercial and clinical candidate products.

(k)
Represents costs associated with the launch of Ablavar.

(l)
Represents run-rate cost savings, operating expense reductions and other expense and cost-saving synergies realized or expected to be taken (calculated on a pro forma basis).

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

Overview

        We are a global leader in developing, manufacturing and distributing innovative diagnostic medical imaging agents and products that assist clinicians in the diagnosis of cardiovascular diseases such as coronary artery disease, congestive heart failure and stroke, peripheral vascular disease and other diseases. We were founded in 1956 as New England Nuclear Corporation and purchased by E. I. du Pont de Nemours and Company in 1981. We were subsequently acquired by BMS, as part of its acquisition of DuPont Pharmaceuticals in 2001. On January 8, 2008, Avista purchased the medical imaging business from BMS for an aggregate purchase price of $518.7 million, and the medical imaging business is now known as LMI.

        Our current marketed products are used by nuclear physicians, cardiologists, radiologists, internal medicine physicians, technologists and sonographers working in a variety of clinical settings. We sell our products to radiopharmacies, hospitals, clinics, group practices, integrated delivery networks, group purchasing organizations and, in certain circumstances, wholesalers. In addition to our marketed products, we have three candidates in clinical and pre-clinical development.

        We market our products globally and have operations in the United States, Puerto Rico, Canada and Australia and distribution relationships in Europe, Asia Pacific and Latin America.

Our Products

        Our principal products include the following:

        DEFINITY is an ultrasound contrast agent used in ultrasound exams of the heart, also known as echocardiography exams. DEFINITY contains perflutren-containing lipid microspheres and is indicated in the United States for use in patients with suboptimal echocardiograms to assist in imaging the left ventricular chamber and left endocardial border of the heart in ultrasound procedures. We launched DEFINITY in 2001, and its last patent in the United States will currently expire in 2021 and in numerous foreign jurisdictions in 2019.

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

        Xenon is a radiopharmaceutical inhaled gas used to assess pulmonary function and evaluate blood flow, particularly in the brain. Xenon is manufactured by a third party and packaged in-house.

        In the United States, our nuclear imaging products, including Cardiolite and TechneLite, are primarily distributed through over 350 radiopharmacies that are controlled by or associated with Cardinal, UPPI, GE Healthcare and Triad. A small portion of our nuclear imaging product sales in the United States are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical capabilities. Sales of our contrast agent, DEFINITY, are made through our direct sales force of approximately 80 representatives. Outside the United States, we own five radiopharmacies in Canada and two radiopharmacies in each of Puerto Rico and Australia. We also maintain a direct sales force in each of these countries. In the rest of the world, we rely on third-party distributors to market, distribute and sell our nuclear imaging and contrast agent products, either on a country-by-country basis or on a multi-country regional basis.

        The following table sets forth our revenue derived from our principal products:

	Year Ended December 31,
(dollars in thousands)	2012	%	2011	%	2010	%
DEFINITY	$51,431	17.9	$68,503	19.2	$59,968	16.9
TechneLite	114,249	39.7	131,241	36.9	122,044	34.5
Cardiolite	34,995	12.1	66,127	18.6	77,422	21.9
Xenon	30,075	10.4	26,761	7.5	19,932	5.6
Other	46,604	16.2	53,130	14.9	66,381	18.8

Net product revenues	$277,354	96.3	$345,762	97.1	$345,747	97.7
License and other revenues	10,751	3.7	10,530	2.9	8,209	2.3

Total revenues	$288,105	100.0	$356,292	100.0	$353,956	100.0

        Included in Cardiolite is branded Cardiolite and generic sestamibi, some of which we produce and some of which we procure from third parties.

Key Factors Affecting Our Results

        Our business and financial performance have been, and continue to be, affected by the following:

Inventory Supply

        We currently rely on BVL as one of our two manufacturers of DEFINITY and Cardiolite products and the sole source manufacturer of Neurolite. In July 2010, BVL implemented a planned shutdown of the facility in which it manufactures products for a number of customers, including us, in order to upgrade the facility to meet certain regulatory requirements. In anticipation of this shutdown, BVL manufactured for us additional inventory of these products to meet our expected needs during the shutdown period which was anticipated to end in March 2011. Because the shutdown and restart activities took substantially longer than anticipated by either BVL or us, we could not meet all of the demand for certain products during the second half of 2011 and the first three quarters of 2012, resulting in overall revenue decline in comparison to the prior periods. BVL resumed manufacturing DEFINITY in the second quarter of 2012 and allowed us to release product at the end of the second quarter of 2012. BVL has also resumed manufacturing Cardiolite products and has allowed us to release those products to the market. We currently believe that Neurolite will again become available from BVL in the latter half of 2013. We can give no assurances that BVL will be able to manufacture and release product for us on a timely and consistent basis in the future or that we will not have short or longer term stock outs in the future.

        We have also expedited a number of technology transfer programs to secure and qualify production of our BVL-manufactured products to alternate contract manufacturing sites. In February 2013, the FDA informed us that the JHS facility was approved to manufacture DEFINITY, and we have since commenced shipping JHS-manufactured DEFINITY to customers. We also have on-going technology transfer activities at JHS for our Cardiolite product and Neurolite supply, but we can give no assurances as to when that technology transfer will be completed and we will actually receive supply of Cardiolite products and Neurolite from JHS. In the meantime, we also have an alternate manufacturer for Cardiolite. We are also pursuing new manufacturing relationships to establish and secure additional long-term or alternative suppliers of our key products, but we are uncertain of the timing as to when any other supply arrangement would provide meaningful quantities of product to us. If BVL is not able to continue to manufacture and release adequate product supply on a timely and consistent basis, we are unable to regain and grow sufficient market share, or we are not able to obtain adequate amounts of such products from alternate suppliers (including DEFINITY, Cardiolite and Neurolite), our financial results will be negatively impacted and we will need to implement additional expense reductions such as a delay of discretionary spending including possible reductions in sales and marketing and research and development activities, as well as other operating and strategic initiatives. See "Item 1A—Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues."

Growth of DEFINITY

        We believe the market opportunity for our contrast agent, DEFINITY, remains significant. As we better educate the physician and healthcare provider community about the benefits and risks of this product, we believe we will experience further penetration of suboptimal echocardiograms. Prior to the supply issues with BVL in 2012, sales of DEFINITY continually increased year over year since June 2008, when we were able to have the boxed warning on DEFINITY modified. Unit sales of DEFINITY had decreased substantially in late 2007 and early 2008 as a result of an FDA request in October 2007 that all manufacturers of ultrasound contrast agents add a boxed warning to their products to notify physicians and patients about potentially serious safety concerns or risks posed by the products.

However, in May 2008, the boxed warning was modified by the FDA in response to the substantial advocacy efforts of prescribing physicians. In October 2011, we received FDA approval of further modifications to the DEFINITY label, including: further relaxing the boxed warning; eliminating the sentence in the Indication and Use section "The safety and efficacy of DEFINITY with exercise stress or pharmacologic stress testing have not been established" (previously added in October 2007 in connection with the imposition of the box warning); and including summary data from the post-approval CaRES (Contrast echocardiography Registry for Safety Surveillance) safety registry and the post-approval pulmonary hypertension study. However, as discussed above under "Inventory Supply", the future growth of our DEFINITY sales will be dependent on the ability of BVL to continue to manufacture and release DEFINITY on a timely and consistent basis for the remainder of 2013, our ability to continue to increase segment penetration for DEFINITY in suboptimal echocardiograms and JHS to transition to becoming our primary supplier of DEFINITY during 2013. See "Item 1A—Risk Factors—The growth of our business is substantially dependent on increased segment penetration for DEFINITY in suboptimal echocardiograms."

Global Moly Supply

        Historically, our largest supplier of Moly, our highest volume raw material, has been Nordion (Canada) Inc. ("Nordion"), which has relied on the NRU reactor in Chalk River, Ontario. This reactor was off-line from May 2009 until August 2010 due to a heavy water leak in the reactor vessel. As part of the conditions for the relicensing of the NRU reactor through October 2016, the Canadian government has asked Atomic Energy of Canada Limited, or AECL, to shut down the reactor for at least four weeks at least once a year for inspection and maintenance. The 2013 shutdown period is currently scheduled to run from mid-April 2013 to mid-May 2013. We currently believe that we will be able to source all of our standing-order customer demand for Moly during this time period from our other suppliers. On October 19, 2012 and October 30, 2012, the Company executed amendments to agreements with Nordion and NTP, our largest Moly suppliers, which extended the contract terms of those agreements to December 31, 2015 and December 31, 2017, respectively, and changed the commitments under the agreement from unit volume to percentage volume purchase requirements.

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

Demand for TechneLite

        Since the global Moly supply shortage in 2009 to 2010, we have experienced reduced demand for TechneLite generators from pre-shortage levels even though volume has increased in absolute terms from shortage levels following the return of our normal Moly supply in August 2010. We do not know if overall industry demand for technetium will ever return to pre-shortage levels.

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

        On November 1, 2012, the Centers for Medicare and Medicaid Services ("CMS") announced the 2013 final Medicare payment rules for hospital outpatient settings and physician offices. Under the final rules, CMS is now reimbursing an incremental $10 for each technetium dose produced from a generator for a diagnostic procedure in a hospital outpatient setting that is reimbursed by Medicare if such technetium dose is produced from a generator containing Moly sourced from at least 95 percent LEU. We currently understand that CMS expects to continue this incentive program for the foreseeable future. Beginning in January 2013, we now offer a TechneLite generator which contains Moly sourced from at least 95 percent LEU and which satisfies the requirements for reimbursement under this incentive program. It is too early to tell whether this incremental reimbursement for LEU Moly generators will result in a material increase in our generator sales.

Cardiolite Competitive Pressures

        Cardiolite's market exclusivity expired in July 2008. In September 2008, the first of several competing generic products to Cardiolite was launched. With continued pricing pressure from generic competitors, we also sell our Cardiolite product in the form of a generic sestamibi at the same time as we continue to sell branded Cardiolite throughout the MPI segment. We believe this strategy of selling branded as well as generic sestamibi has slowed our segment share loss by having multiple sestamibi offerings that are attractive in terms of brand, as well as price.

        In addition to pricing pressure due to generics, our Cardiolite products have also faced a share decline in the MPI segment due to a change in professional society appropriateness guidelines, on-going reimbursement pressures, the limited availability of Moly during the NRU reactor shutdown, the limited availability of Cardiolite products to us during the BVL outage, and the increase in use of other diagnostic modalities as a result of a shift to more available imaging agents and modalities. Following the generic event, we believe we had been able to maintain share for our branded product in a generic segment, because of brand awareness, loyalty to the agent within the cardiology community and our strong relationships with our distribution partners. We believe the continuing effects from the BVL outage and continued generic competition will result in further share erosion for our Cardiolite products.

Research and Development Expenses

        To remain competitive in the marketplace, we have historically made substantial investments in new product development. As a result, the positive contributions of those internally funded research and development programs have been a key factor in the Company's historical results and success. In March 2013, we began to implement a strategic shift in how we will fund our important R&D programs. We will reduce over time our internal R&D resources while at the same time seeking to engage strategic partners to assist us in the further development and commercialization of our important development candidates, including flurpiridaz F 18, 18F LMI 1195 and LMI 1174. As a result of this shift, we will complete our 301 trial for flurpiridaz F 18 with internal funding while we seek to engage strategic partners to assist us with the further development and possible commercialization of the agent. For our other two important development candidates, 18F LMI 1195 and LMI 1174, we will also seek to engage strategic partners to assist us with the on-going development activities relating to these agents. We expect to internally fund expenses over the next several years for the clinical development of all of these product candidates as we work with our strategic partners. We also expect to incur and internally fund increases in manufacturing infrastructure costs for research and development initiatives as we approach the later stages of clinical development.

Ablavar

        Prior to the issuance of the September 30, 2012 financial statements, we implemented a reduction in the sales force dedicated to Ablavar. We performed an analysis of expected future sales of our Ablavar product, based on an updated sales forecast reflecting the reduction in sales force personnel dedicated to Ablavar, and recorded in the third quarter of 2012 to cost of goods sold an inventory write-down of $10.6 million and a reserve of $1.9 million associated with the portion of the committed purchases of Ablavar product that we did not believe we would sell prior to expiry. In 2013, we decided to stop selling Ablavar actively through our sales force and transferred responsibility for supporting future sales to our customer service organization.

        Prior to the issuance of the June 30, 2011 and December 31, 2011 financial statements, we performed an analyses of expected future sales of our Ablavar product and recorded an inventory write-down to cost of goods sold of $13.5 million and $12.3 million in the second and fourth quarters of 2011, respectively, which represented the cost of Ablavar finished good product and API that we did not believe we would be able to sell prior to its expiration. We completed updated sales forecasts for Ablavar based on actual sales through June 30, 2011 and December 31, 2011 in consideration of our supply agreement for API and finished good product. Based on the updated sales forecasts, coupled with the aggregate six-year shelf life of API and finished goods, we recorded in cost of goods sold a loss of $1.9 million and $3.7 million in the second and fourth quarters of 2011, respectively, for the loss associated with the portion of the committed purchases of Ablavar product that we did not believe we would be able to sell prior to its expiration. Additionally, we determined that the write-down of Ablavar inventory during the six months ended June 30, 2011 represented an event that warranted assessment of the intellectual property associated with Ablavar for its recoverability and concluded that the intellectual property was not recoverable and in the second quarter of 2011, recorded in cost of goods sold an impairment of this intangible asset of $23.5 million.

        After giving effect to these adjustments, as of December 31, 2012 and 2011, we have a total of $2.8 million and $12.2 million, respectively, of Ablavar inventory on hand. At December 31, 2012 and 2011, we had approximately $9.4 million and $11.1 million, respectively, of remaining committed Ablavar purchase obligations, of which $7.5 million and $5.6 million, respectively, is included in our accrued contract loss. In 2013, we have transitioned the sales and marketing efforts for Ablavar from our direct sales force to our customer service team in order to allow our direct sales force to drive our DEFINITY resurgence plan following our recent supply challenges. If we do not meet our current sales goals or cannot sell the product we have committed to purchase prior to its expiration, we could incur additional inventory write-downs and/or losses on our purchase commitments.

        In October 2011, we entered into Amendment No. 2 to the Supply Agreement dated as of April 6, 2009 between Mallinckrodt and us. The Ablavar agreement provides for the manufacture and supply by Mallinckrodt of Ablavar API and finished drug product for us. Among other things, Amendment No. 2 (i) extends the term of the Ablavar agreement from September 30, 2012 until September 30, 2014, (ii) reduces the amount of API Mallinckrodt is obligated to supply to us and we are obligated to purchase from Mallinckrodt over the term of the Ablavar agreement and (iii) increases the amount of finished drug product Mallinckrodt is obligated to supply to us and we are obligated to purchase from Mallinckrodt over the term of the Ablavar agreement. As a result of Amendment No. 2, our aggregate future purchase obligations of LMI under the Ablavar agreement were reduced from approximately $33.8 million to approximately $20.9 million. As of December 31, 2012, our remaining obligation under this agreement is approximately $9.4 million.

Operating Results

        The following have been included in our results as of and for the year ended December 31, 2012:

  •
  limited supply of DEFINITY, Cardiolite and Neurolite product inventory as a result of the BVL outage, and higher material cost for Cardiolite because of more expensive sourcing from our current alternate manufacturer of Cardiolite and from third party manufacturers of generic sestamibi;

  •
  an additional inventory write-down of $10.6 million and a reserve of $1.9 million for an additional loss associated with the portion of the committed purchases of Ablavar product that we do not believe will be sold prior to expiry, as a result of the reduction of the Ablavar sales and marketing effort;

  •
  in June 2012, we began to supply DEFINITY produced by BVL again to customers, which resulted in increasing revenues starting in the third quarter and increased sales incentive compensation;

  •
  continued generic competition to Cardiolite;

  •
  limited Ablavar revenues to offset costs related to the commercialization of the product;

  •
  underabsorption of manufacturing overhead due to BVL outage;

  •
  action taken on March 1, 2012 to reduce our workforce in an effort to reduce costs and increase operating efficiencies; and

  •
  a total of $35.0 million received from BVL to compensate us for business losses under (i) the Settlement Agreement and (ii) the Transition Services Agreement.

        During the year ended December 31, 2012, we incurred a net loss of $42.0 million and an operating loss of $0.8 million. We have developed plans and taken steps that we believe will enable us to strengthen our operations and meet our operating and financing requirements. In March 2013, we began to implement a strategic shift in how we will fund our important R&D programs. We will reduce over time our internal R&D resources while at the same time seeking to engage strategic partners to assist us in the further development and commercialization of our important development candidates, including flurpiridaz F 18, 18F LMI 1195 and LMI 1174. We will complete our 301 trial for flurpiridaz F 18 with internal funding while we seek to engage strategic partners to assist us with the further development and possible commercialization of the agent. For our other two important development candidates, 18F LMI 1195 and LMI 1174, we will also seek to engage strategic partners to assist us with the on-going development activities relating to these agents. We expect to internally fund expenses over the next several years for the clinical development of these product candidates as we work with our strategic partners.

Years Ended December 31, 2012, 2011 and 2010

				2012 compared to 2011		2011 compared to 2010
	December 31,
				Change $	Change %	Change $	Change %
(dollars in thousands)	2012	2011	2010
Revenues
Net product revenues	$277,354	$345,762	$345,747	$(68,408)	(19.8)%	$15	—%
License and other revenues	10,751	10,530	8,209	221	2.1	2,321	28.3

Total revenues	288,105	356,292	353,956	(68,187)	(19.1)	2,336	0.6

Cost of goods sold	211,049	255,466	204,006	(44,417)	(17.4)	51,460	25.2
Loss on firm purchase commitment	1,859	5,610	—	(3,751)	(66.9)	5,610	100.0

Total cost of goods sold	212,908	261,076	204,006	(48,168)	(18.4)	57,070	28.0

Gross profit	75,197	95,216	149,950	(20,019)	(21.0)	(54,734)	(36.5)

Operating expenses
General and administrative expenses	32,520	32,057	30,042	463	1.4	2,015	6.7
Sales and marketing expenses	37,437	38,689	45,384	(1,252)	(3.2)	(6,695)	(14.8)
Research and development expenses	40,604	40,945	45,130	(341)	(0.8)	(4,185)	(9.3)
Proceeds from manufacturer	(34,614)	—	—	(34,614)	(100.0)	—	—

Total operating expenses	75,947	111,691	120,556	(35,744)	(32.0)	(8,865)	(7.4)

Operating (loss) income	(750)	(16,475)	29,394	15,725	95.4	(45,869)	(156.0)
Interest expense	(42,014)	(37,658)	(20,395)	(4,356)	11.6	(17,263)	84.6
Loss on early extinguishment of debt	—	—	(3,057)	—	—	3,057	100.0
Interest income	252	333	179	(81)	(24.3)	154	86.0
Other (expense) income, net	(44)	1,429	1,314	(1,473)	(103.1)	115	8.8

(Loss) income before income taxes	(42,556)	(52,371)	7,435	9,815	18.7	(59,806)	(804.4)
Provision (benefit) for income taxes	(555)	84,098	2,465	(84,653)	(100.7)	81,633	3,311.7

Net (loss) income	(42,001)	(136,469)	4,970	94,468	69.2	(141,439)	(2,845.9)

Foreign currency translation, net of taxes	964	(337)	1,150	1,301	386.1	(1,487)	(129.3)

Total comprehensive (loss) income	$(41,037)	$(136,806)	$6,120	$95,769	70.0%	$(142,926)	(2,335.4)%

Comparison of the Years Ended December 31, 2012, 2011, and 2010

Revenues

        Revenues are summarized as follows:

				2012 compared to 2011		2011 compared to 2010
	December 31,
				Change $	Change %	Change $	Change %
(dollars in thousands)	2012	2011	2010
United States
DEFINITY	$50,377	$67,442	$58,846	$(17,065)	(25.3)%	$8,596	14.6%
TechneLite	101,049	114,833	108,262	(13,784)	(12.0)	6,571	6.1
Cardiolite	13,851	39,214	50,408	(25,363)	(64.7)	(11,194)	(22.2)
Xenon	30,048	26,728	19,883	3,320	12.4	6,845	34.4
Other currently marketed products	3,935	9,618	19,138	(5,683)	(59.1)	(9,520)	(49.7)

Total U.S. net product revenues	199,260	257,835	256,537	(58,575)	(22.7)	1,298	0.5
License and other revenues	10,751	10,530	8,209	221	2.1	2,321	28.3

Total U.S. revenues	$210,011	$268,365	$264,746	$(58,354)	(21.7)%	$3,619	1.4%

International
DEFINITY	$1,054	$1,061	$1,122	$(7)	(0.7)%	$(61)	(5.4)%
TechneLite	13,200	16,408	13,782	(3,208)	(19.6)	2,626	19.1
Cardiolite	21,144	26,913	27,014	(5,769)	(21.4)	(101)	(0.4)
Xenon	27	33	49	(6)	(18.2)	(16)	(32.7)
Other currently marketed products	42,669	43,512	47,243	(843)	(1.9)	(3,731)	(7.9)

Total International net product revenues	$78,094	$87,927	$89,210	$(9,833)	(11.2)	$(1,283)	(1.4)

Net product revenues	$277,354	$345,762	$345,747	$(68,408)	(19.8)%	$15	—%
License and other revenues	10,751	10,530	8,209	221	2.1	2,321	28.3

Total revenues	$288,105	$356,292	$353,956	$(68,187)	(19.1)%	$2,336	0.6%

        Total revenues decreased $68.2 million, or 19.1%, to $288.1 million in the year ended December 31, 2012, as compared to $356.3 million in the year ended December 31, 2011. U.S. segment revenue decreased $58.4 million, or 21.7%, to $210.0 million in the same period, as compared to $268.4 million in the prior year. The decrease in the U.S. segment over the prior year is primarily due to the BVL outage impacting our supply of DEFINITY, Cardiolite, and Neurolite, which represented $35.5 million of unit volume revenue decreases. We also experienced lower pricing on Cardiolite and DEFINITY products in 2012, which represented $11.1 million of the decrease in U.S. segment revenues. We experienced lower TechneLite revenues due to the loss of a significant customer during the second quarter of 2012, resulting in lower revenues of $8.0 million. A decline in a significant customer's market share resulted in lower revenues of $4.1 million in 2012. Offsetting these decreases were increases in revenue for the U.S. segment of Xenon, with price increases of $5.1 million offset in part by lower unit volumes of $1.8 million.

        The International segment revenues decreased $9.8 million, or 11.2%, to $78.1 million in the year ended December 31, 2012, as compared to $87.9 million in the year ended December 31, 2011. The decrease was primarily due to the BVL outage impacting our supply of Cardiolite and Neurolite in the international markets and TechneLite decreases due to lower unit volume and pricing in certain markets.

        Total revenues increased $2.3 million, or 0.6%, to $356.3 million in the year ended December 31, 2011, as compared to $354.0 million in the year ended December 31, 2010. U.S. segment revenue increased $3.6 million, or 1.4%, to $268.4 million in the same period, as compared to $264.7 million in the prior year. This increase in the U.S. segment over the prior year is primarily driven by increased sales of DEFINITY, due to the increase in the number of contrast studies performed, TechneLite, which had been adversely impacted from May 2009 until August 2010 by a global Moly shortage as a result of the NRU reactor outage and Xenon, primarily due to price increases. Offsetting these increases were lower Thallium revenues primarily due to customers returning to technetium-based studies following the return of a normal Moly supply and lower Cardiolite and Neurolite revenues primarily due to the BVL supply shortage and continued generic pressure on Cardiolite.

        The International segment revenues decreased $1.3 million, or 1.4%, to $87.9 million in the year ended December 31, 2011, as compared to $89.2 million in the year ended December 31, 2010. The decrease was primarily driven by a decrease in Thallium revenues as customers returned to technetium-based studies following the return of a normal Moly supply, as well as a decrease in Cardiolite and Neurolite revenues as a result of the recent product recall and supply issues, resulting in stock outs of product in certain international markets. Offsetting these decreases was the impact of favorable foreign currency exchange of approximately $4.2 million and higher TechneLite revenues due to an increase in global Moly availability following the return of a normal Moly supply in 2011 as compared to 2010.

Rebates and Allowances

        Estimates for rebates and allowances represent our estimated obligations under contractual arrangements with third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction to product revenue and the establishment of a liability which is included in accrued expenses. These rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs for certain products, administration fees of group purchasing organizations, and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third party's buying patterns and the resulting applicable contractual rebate or commission rate(s) to be earned over a contractual period.

        An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates	Allowances	Total
Balance, as of January 1, 2010	$427	$41	$468
Current provisions relating to revenues in current year	3,072	555	3,627
Adjustments relating to prior years' estimate	—	—	—
Payments/credits relating to revenues in current year	(2,171)	(454)	(2,625)
Payments/credits relating to revenues in prior years	(418)	(41)	(459)

Balance, as of December 31, 2010	910	101	1,011
Current provisions relating to revenues in current year	3,672	474	4,146
Adjustments relating to prior years' estimate	(116)	—	(116)
Payments/credits relating to revenues in current year	(2,617)	(441)	(3,058)
Payments/credits relating to revenues in prior years	(493)	(101)	(594)

Balance, as of December 31, 2011	1,356	33	1,389
Current provisions relating to revenues in current year	3,224	291	3,515
Adjustments relating to prior years' estimate	(145)	—	(145)
Payments/credits relating to revenues in current year	(2,232)	(223)	(2,455)
Payments/credits relating to revenues in prior years	(661)	(35)	(696)

Balance, as of December 31, 2012	$1,542	$66	$1,608

        Sales rebates were approximately $1.5 million and $1.4 million at December 31, 2012 and December 31, 2011, respectively. The increase in the accrual resulted principally from the timing of payments. In October 2010, we entered into a Medicaid Drug Rebate Agreement for certain of our products, which did not have a material impact on our results of operations in 2010, 2011 or 2012. If the demand for these products through the Medicaid program increases in the future, our rebates associated with this program could increase and could have a material impact on future results of operations.

Cost of Goods Sold

        Cost of goods sold consists of manufacturing, distribution, definite lived intangible asset amortization and other costs related to our commercial products. In addition, it includes the write off of excess and obsolete inventory.

        Cost of goods sold is summarized as follows:

				2012 compared to 2011		2011 compared to 2010
	December 31,
				Change $	Change %	Change $	Change %
(dollars in thousands)	2012	2011	2010
United States	$156,098	$206,450	$148,454	$(50,352)	(24.4)%	$57,996	39.1%
International	56,810	54,626	55,552	2,184	4.0	(926)	(1.7)

Total Cost of Goods Sold	$212,908	$261,076	$204,006	$(48,168)	(18.4)%	$57,070	28.0%

        Total cost of goods sold decreased $48.2 million, or 18.4%, to $212.9 million in the year ended December 31, 2012, as compared to $261.1 million in the year ended December 31, 2011. U.S. segment cost of goods sold decreased approximately $50.4 million, or 24.4%, to $156.1 million in same period, as compared to $206.5 million in the prior year period. The primary contributing factor to the decrease in the U.S. segment cost of goods sold was the prior period write-off for Ablavar intangible assets of $23.5 million and the decrease of $18.9 million in amounts recorded for Ablavar inventory write-down and contract loss reserves associated with Ablavar inventory purchase commitments. We also incurred lower TechneLite material costs of $12.6 million due to lower unit volumes and lower cost with our primary supplier beginning in November 2012. These decreases were partially offset by higher DEFINITY technology transfer costs of $4.9 million, take or pay losses of $4.3 million on purchase commitments for Moly and higher Cardiolite manufacturing costs of $1.5 million due to increased material expenses as a result of sourcing material from an alternate higher cost manufacturer due to the BVL outage.

        For the year ended December 31, 2012, the International segment cost of goods sold increased $2.2 million, or 4.0%, to $56.8 million, as compared to $54.6 million in the prior year period. Cost of goods sold in our International segment increased primarily due to temporary increases in costs for third party sestamibi and a substitute product for Neurolite. These increases were partially offset by lower Cardiolite, Neurolite and TechneLite unit volumes in certain markets.

        Total cost of goods sold increased $57.1 million, or 28.0%, to $261.1 million in the year ended December 31, 2011, as compared to $204.0 million in the year ended December 31, 2010. U.S. segment cost of goods sold increased approximately $58.0 million, or 39.1%, to $206.5 million in same period, as compared to $148.5 million in the prior year period. The primary contributing factors to the increase in the U.S. segment cost of goods sold were charges resulting from on-hand inventory shelf life, an assessment of future Ablavar sales and the related effect on committed supply and an impairment of the Ablavar patent portfolio intangible asset. The total costs included in cost of goods sold of the inventory reserve, the loss contract reserve and the intangible impairment was $54.9 million for the year ended December 31, 2011, as compared to a $10.9 million write-off of Ablavar inventory in 2010, an increase of $44.0 million. The U.S. segment also incurred higher costs as we produced more TechneLite after the return to normal Moly supply following the outage of the NRU reactor in Chalk River, Ontario. Increases in Thallium and Gallium costs also occurred as a result of lower International segment volume, the effect of which burdened the U.S. segment with a greater share of manufacturing overhead expenses. Similarly, we also experienced higher Neurolite manufacturing costs due primarily to lower International segment volume as a direct result of the longer than expected BVL shutdown and product recalls, the effect of which burdened the U.S. segment with more costs due to lower absorption. These increases were partially offset by a decrease in amortization of intangible customer relationships.

        For the year ended December 31, 2011, the International segment cost of goods sold decreased $0.9 million, or 1.7%, to $54.6 million, as compared to $55.5 million in the prior year period. Cost of goods sold in our International segment decreased primarily due to lower Neurolite volumes as a result of the longer than expected BVL outage and product recall. We also experienced lower Thallium costs due to lower volumes resulting from customers switching to technetium-based studies and lower third party and other product costs due to favorable mix and lower material costs. These decreases were partially offset primarily by higher manufacturing costs in our radiopharmacies.

Gross Profit

				2012 compared to 2011		2011 compared to 2010
	December 31,
				Change $	Change %	Change $	Change %
(dollars in thousands)	2012	2011	2010
United States	$53,913	$61,915	$116,292	$(8,002)	(12.9)%	$(54,377)	(46.8)%
International	21,284	33,301	33,658	(12,017)	(36.1)	(357)	(1.1)

Total Gross Profit	$75,197	$95,216	$149,950	$(20,019)	(21.0)%	$(54,734)	(36.5)%

        Total gross profit decreased $20.0 million, or 21.0%, to $75.2 million in the year ended December 31, 2012, as compared to $95.2 million in the year ended December 31, 2011. U.S. segment gross profit decreased $8.0 million, or 12.9%, to $53.9 million, as compared to $61.9 million in the prior year period. Gross profit in the U.S. segment decreased primarily due to lower profits of $40.9 million from Cardiolite, DEFINITY, and Neurolite caused by supply issues resulting from the BVL outage. We also experienced decreased profits of $5.5 million from TechneLite, driven by $4.3 million of take or pay losses on purchase commitments for Moly, $4.1 million in lower margins from lower unit sales, offset by $2.9 million in higher selling price given the customer mix. Additionally, we incurred increased DEFINITY technology transfer costs of $4.9 million and higher Cardiolite manufacturing costs of $1.5 million in 2012 due to increased material expenses as a result of sourcing material from an alternate higher cost manufacturer as a result of the BVL outage, contributed to a lower gross profit over the prior period. These decreases were partially offset by the prior period write-off for Ablavar intangible assets of $23.5 million and the decrease of $18.9 million in amounts recorded for Ablavar inventory write-down and contract loss reserves associated with Ablavar inventory purchase commitments and higher Xenon gross profit due to price increases of $5.1 million offset by lower unit volumes reducing gross profit by $2.0 million.

        For the year ended December 31, 2012, the International segment gross profit decreased $12.0 million, or 36.1%, to $21.3 million, as compared to $33.3 million in the prior year period. Gross profit in our International segment decreased due to lower Cardiolite and Neurolite unit sales volumes related to the product shortage issues resulting from the BVL outage, higher material expenses as we sourced material from alternate higher cost manufacturers and lower units sales volumes given competitive pressures in certain markets. These decreases were partially offset by higher profits from Neurolite ligand, which was unaffected by the BVL product shortage.

        Total gross profit decreased $54.7 million, or 36.5%, to $95.2 million in the year ended December 31, 2011, as compared to $150.0 million in the year ended December 31, 2010. U.S. segment gross profit decreased $54.4 million, or 46.8%, to $61.9 million, as compared to $116.3 million in the prior year period. Gross profit in the U.S. segment decreased primarily due to the $44.0 million incremental expense in 2011 arising from the Ablavar inventory, loss contract reserves and intangible asset impairment previously discussed. We also experienced a decrease in Cardiolite and Neurolite profit relating to revenue loss from the longer than anticipated BVL outage and product recall, coupled with higher manufacturing costs arising from unabsorbed capacity due primarily to the inability to manufacture product as a result of the longer than expected BVL shutdown. A decrease in Thallium profit also occurred due to customers sourcing product from competitors and higher manufacturing cost. These decreases were partially offset by an increase in DEFINITY profit as demand continued to increase as well as higher profit from Xenon due to an increase in price.

        For the year ended December 31, 2011, the International segment gross profit decreased $0.4 million, or 1.1%, to $33.3 million, as compared to $33.7 million in the prior year period. Gross profit in our International segment decreased largely due to a decrease in Thallium gross profit due to lower volume as customers returned to technetium-based studies. We also experienced increased manufacturing costs in our radiopharmacies and a decrease in Cardiolite gross profit relating to the longer than anticipated BVL outage. These decreases were partially offset by an increase in TechneLite gross profit following the return to normal Moly supply and an increase in third party and other products profit due to lower material costs, favorable mix and higher revenues from fluorodeoxyglucose ("FDG"), a PET imaging cancer agent, and generic sestamibi.

General and Administrative

				2012 compared to 2011		2011 compared to 2010
	December 31,
				Change $	Change %	Change $	Change %
(dollars in thousands)	2012	2011	2010
United States	$30,192	$29,415	$27,193	$777	2.6%	$2,222	8.2%
International	2,328	2,642	2,849	(314)	(11.9)	(207)	(7.3)

Total General and Administrative	$32,520	$32,057	$30,042	$463	1.4%	$2,015	6.7%

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

        Total general and administrative expenses increased approximately $0.5 million, or 1.4%, to $32.5 million in the year ended December 31, 2012, as compared to $32.1 million in the year ended December 31, 2011. In the U.S. segment, general and administrative expenses increased $0.8 million, or 2.6%, to $30.2 million, as compared to $29.4 million in the prior year period. The increase was primarily due to a $0.9 million increase in stock compensation driven by the reversal of stock-based compensation expense in 2011 relating to the determination that the achievement of certain performance targets was no longer probable and current year modifications to stock option agreements. In addition, depreciation expense increased approximately $0.3 million over the prior year as a result of certain capital spending projects occurring in late 2011 and early 2012 related primarily to information technology improvements. Offsetting this increase was an overall reduction in costs associated with external support primarily related to information technology.

        For the year ended December 31, 2012, general and administrative expenses in the International segment decreased $0.3 million or 11.9%, to $2.3 million as compared to $2.6 million in the prior year period. This decrease was primarily due to a recovery of previously reserved accounts receivable during 2012 and reduced headcount in 2012 as compared to 2011.

        Total general and administrative expenses increased $2.0 million, or 6.7%, to $32.1 million in the year ended December 31, 2011, as compared to $30.0 million in the year ended December 31, 2010. In the U.S. segment, general and administrative expenses increased $2.2 million, or 8.2%, to $29.4 million, as compared to $27.2 million in the prior year period. The increase primarily related to legal expenses for a business interruption insurance claim, as well as higher salaries and benefits for additional experienced personnel. These increases were partly offset by lower professional services fees driven by cost containment initiatives.

        For the year ended December 31, 2011, general and administrative expenses in the International segment decreased $0.2 million or 7.3%, to $2.6 million as compared to $2.8 million in the prior year period. This decrease was primarily driven by lower recruitment fees and bad debt expense.

Sales and Marketing

				2012 compared to 2011		2011 compared to 2010
	December 31,
				Change $	Change %	Change $	Change %
(dollars in thousands)	2012	2011	2010
United States	$33,638	$34,040	$40,762	$(402)	(1.2)%	$(6,722)	(16.5)%
International	3,799	4,649	4,622	(850)	(18.3)	27	0.6

Total Sales and Marketing	$37,437	$38,689	$45,384	$(1,252)	(3.2)%	$(6,695)	(14.8)%

        Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, business development, and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research, and sales meetings.

        Total sales and marketing expenses decreased $1.3 million, or 3.2%, to $37.4 million in the year ended December 31, 2012, as compared to $38.7 million in the year ended December 31, 2011. In the U.S. segment, sales and marketing expense decreased $0.4 million, or 1.2%, to $33.6 million in the same period, as compared to $34.0 million in the prior year. Overall, there were lower expenses on sales and marketing activities as a result of $1.6 million of reductions in discretionary spending due to the prolonged BVL outage. Additionally, salary and other personnel costs in 2012 were $1.3 million lower primarily due to the workforce reductions during the second quarter of 2011 and March 2012. These decreases were offset by a $1.1 million reversal of stock-based compensation expense in the first quarter of 2011 and $1.4 million of increased sales incentive compensation related to the return of DEFINITY product to the market in June 2012. As a percentage of net revenue in the U.S. segment, sales and marketing expenses were 16.0%, 12.7% and 15.4% for the years ended December 31, 2012, 2011 and 2010, respectively.

        For the year ended December 31, 2012, the International segment sales and marketing expense decreased $0.9 million or 18.3%, to $3.8 million as compared to $4.6 million in the prior year period. The decrease in sales and marketing expenses in the International segment was primarily due to lower headcount and expenses on sales and marketing activities as a result of reductions in discretionary spending due to the prolonged BVL outage. As a percentage of net revenue, sales and marketing expenses in the International segment were 4.9%, 5.3% and 5.2% for the years ended December 31, 2012, 2011 and 2010, respectively.

        Total sales and marketing expenses decreased $6.7 million, or 14.8%, to $38.7 million in the year ended December 31, 2011, as compared to $45.4 million in the year ended December 31, 2010. In the U.S. segment, sales and marketing expense decreased $6.7 million, or 16.5%, to $34.0 million in the same period, as compared to $40.8 million in the prior year. The decrease related primarily to the discontinued use of a contracted sales force supporting Ablavar, as part of a sales force reorganization in the fourth quarter of 2010. Compensation costs were lower due to a non-recurring reduction of stock compensation expense resulting from an expired liability award. Other decreases, driven by cost containment initiatives, include market research primarily related to Ablavar and lower professional services. These decreases were partly offset by increased variable incentive compensation for the sales force.

        For the year ended December 31, 2011, the International segment sales and marketing expense remained relatively flat.

Research and Development

				2012 compared to 2011		2011 compared to 2010
	December 31,
				Change $	Change %	Change $	Change %
(dollars in thousands)	2012	2011	2010
United States	$40,457	$40,387	$44,639	$70	0.2%	$(4,252)	(9.5)%
International	147	558	491	(411)	(73.7)	67	13.6

Total Research and Development	$40,604	$40,945	$45,130	$(341)	(0.8)%	$(4,185)	(9.3)%

        Research and development expenses relate primarily to the development of new products to add to the Company's portfolio and costs related to its medical affairs and medical information functions.

        Total research and development expense decreased $0.3 million, or 0.8%, to $40.6 million for the year ended December 31, 2012, as compared to $40.9 million in the year ended December 31, 2011. In the U.S. segment, research and development expense increased approximately $0.1 million, or 0.2%, to $40.4 million, as compared to $40.3 million in the prior year period. Research and development expense in the U.S. segment remained relatively flat from 2011 to 2012. We continued to actively enroll patients and activate sites for our flurpiridaz F 18 Phase 3 program. In the first half of 2011, we were primarily in the planning and preparation stage for our flurpiridaz F 18 Phase 3 program. We enrolled our first patient in this Phase 3 program during the second quarter of 2011. The resulting increase in clinical activity in 2012 were related to our clinical research organization, investigator expenses, drug products, lab supplies, and consultants by $5.3 million. These increases were offset by a reduction in workforce in the second quarter of 2011 by $4.4 million and the decrease in depreciation expense of $0.9 million.

        For the year ended December 31, 2012, the International segment research and development expenses decreased approximately $0.4 million, or 73.7%, to $0.1 million, as compared to $0.6 million in the prior year period. The decrease in research and development expenses for the International segment was primarily due to a reduction in workforce in the second quarter of 2011.

        Total research and development expense decreased $4.2 million, or 9.3%, to $40.9 million for the year ended December 31, 2011, as compared to $45.1 million in the year ended December 31, 2010. In the U.S. segment, research and development expense decreased $4.3 million, or 9.5%, to $40.3 million, as compared to $44.6 million in the prior year period. The decrease in research and development expense in the U.S. segment was primarily due to the timing of clinical activity related to our flurpiridaz F 18 program. During the first half of 2011, we were primarily in the planning and preparation stage for our flurpiridaz F 18 Phase 3 trial. At the end of the second quarter, we enrolled our first patient and continued to actively enroll patients and activate sites during the second half of 2011 and throughout 2012. In 2010, we had costs related to multiple clinical trials, principally, the flurpiridaz F 18 Phase 2 clinical trial and our DEFINITY Phase 4 clinical trial. These clinical trial expenses were offset, in part, by the closure and final true-up of our Cardiolite Pediatrics clinical trial.

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

        For the year ended December 31, 2011, the International segment research and development expenses increased $0.1 million, or 13.6%, to $0.6 million, as compared to $0.5 million in the prior year period. Research and development expenses in the International segment remained relatively consistent.

        Our research and development expenses related to our flurpiridaz F 18 program for 2010 consisted primarily of costs related to the completion of our Phase 2 and the planning of our Phase 3 clinical trials. We commenced our Phase 3 trials in the second quarter of 2011 and enrolled patients for the first of two Phase 3 trials during 2012. We expect to incur additional expenses related to the completion of the first Phase 3 trial in 2013.

Proceeds from Manufacturer

        For the year ended December 31, 2012 as compared to the year ended December 31, 2011, proceeds from manufacturer increased by $34.6 million as a result of the receipt of the $30.0 million from BVL to compensate us for business losses and an additional $5.0 million under the Transition Services Agreement. During the first quarter of 2012, BVL and LMI terminated their original manufacturing agreement and entered into the Settlement Agreement, the Transition Services Agreement and the Manufacturing and Services Contract.

Other Income (Expense), Net

				2012 compared to 2011		2011 compared to 2010
	December 31,
				Change $	Change %	Change $	Change %
(dollars in thousands)	2012	2011	2010
Interest expense	$(42,014)	$(37,658)	$(20,395)	$(4,356)	11.6%	$(17,263)	84.6%
Loss on early extinguishment of debt	—	—	(3,057)	—	—	3,057	(100.0)
Interest income	252	333	179	(81)	(24.3)	154	86.0
Other (expense) income, net	(44)	1,429	1,314	(1,473)	(103.1)	115	8.8

Total Other Expense, net	$(41,806)	$(35,896)	$(21,959)	$(5,910)	16.5%	$(13,937)	63.5%

Interest Expense

        For the year ended December 31, 2012 compared to the same period in 2011, interest expense increased by 11.6% to $42.0 million from $37.7 million, as a result of the issuance of $150.0 million of New Notes in the first quarter of 2011.

        For the year ended December 31, 2011 compared to the same period in 2010, interest expense increased by 84.6% to $37.7 million from $20.4 million, as a result of the issuance of $150.0 million of New Notes in the first quarter of 2011. See Note 10, "Financing Arrangements" in our accompanying consolidated financial statements.

Interest Income

        For the year ended December 31, 2012 compared to the same period in 2011, interest income decreased by 24.3% to $252,000 from $333,000, primarily as a result of a decrease in cash in interest bearing accounts.

        For the year ended December 31, 2011 compared to the same period in 2010, interest income increased by 86.0% to $0.3 million from $0.2 million, primarily as a result of an increase in cash in interest bearing accounts.

Other Income, net

        For the year ended December 31, 2012 compared to the same period in 2011, other (expense) income, net decreased by 103.1% to $(44,000) from $1.4 million primarily due to a decrease in the tax indemnification asset and changes in foreign currency exchange rates.

        For the year ended December 31, 2011 compared to the same period in 2010, other income, net increased by 8.8% to $1.4 million from $1.3 million primarily as a result of an increase in the amount of income recognized related to our tax indemnification agreement with BMS offset slightly by foreign currency exchange.

Provision (Benefit) for Income Taxes

				2012 compared to 2011		2011 compared to 2010
	December 31,
				Change $	Change %	Change $	Change %
(dollars in thousands)	2012	2011	2010
Provision (benefit) for income taxes	$(555)	$84,098	$2,465	$(84,653)	(100.7)%	$81,633	3,311.7%

        For the year ended December 31, 2012 compared to the same period in 2011, provision (benefit) for income taxes decreased by 100.7% to $(0.6) million from $84.1 million due primarily to the valuation allowance that was recorded in the prior period and the release of prior year's tax uncertain tax positions due to the lapse of statutes in 2012.

        For the year ended December 31, 2011 compared to the same period in 2010, provision for income taxes increased by 3,311.7% to $84.1 million from $2.5 million, due primarily to the increase in valuation allowance.

        We have generated domestic pre-tax losses for the past two years. This loss history demonstrates negative evidence concerning our ability to utilize our gross deferred tax assets. In order to overcome the presumption of recording a valuation allowance against our net deferred tax assets, we must have sufficient positive evidence that we can generate sufficient taxable income to utilize these deferred tax assets within the carryover or forecast period. Although we have no history of expiring net operating losses or other tax attributes, the cumulative domestic loss incurred over the three year period ended December 31, 2012 is a significant component of objective negative evidence and limits our ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of December 31, 2012, we continue to maintain a full valuation allowance on the portion of our domestic deferred tax assets that is not more-likely-than-not to be realized. Accordingly, the valuation allowance has increased by $20.2 million in 2012 for losses not benefited.

        Our effective tax rate for the years ended December 31, 2012, 2011, and 2010 was 1.3%, 160.7%, and 33.1%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete events that may occur in any given year, but are not consistent from year to year. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate during the years ended:

December 31, 2012

  •
  A $20.2 million increase to our valuation allowance against net domestic deferred tax assets.

  •
  A $2.3 million reduction relating to prior year uncertain tax positions for a closed tax year.

  •
  A $1.8 million reduction relating to a state income tax benefit consisting of $1.1 million related to state NOL's, $0.3 million related to research credits, and $0.4 million to other changes to state deferred taxes.

December 31, 2011

  •
  A $102.7 million increase to our valuation allowance against net domestic deferred tax assets.

  •
  A $1.1 million increase in our uncertain tax positions relating to state tax nexus and transfer pricing.

  •
  A $2.6 million increase relating to the establishment of a deferred tax liability for foreign subsidiary earnings that are no longer considered permanently reinvested.

  •
  A $1.8 million reduction relating to a state income tax benefit associated with changes to deferred taxes.

December 31, 2010

  •
  A $2.7 million increase in our uncertain tax positions for state tax nexus and transfer pricing.

  •
  A $1.3 million reduction in taxes payable relating to the release of prior year tax uncertain tax positions.

  •
  A $0.7 million reduction relating to federal research credits.

        Undistributed earnings of various foreign subsidiaries aggregated $2.5 million, $14.1 million and $9.5 million at December 31, 2012, 2011, and 2010, respectively. For the year ended December 31, 2012 and 2011, the Company has recorded a deferred tax liability of $1.1 million and $5.9 million, respectively, relating to the additional tax that would be due in the U.S. upon repatriation of these earnings.

Liquidity and Capital Resources

Cash Flows

        The following table provides information regarding our cash flows:

				% Change
	Year Ended December 31,
				2012 Compared to 2011	2011 Compared to 2010
	2012	2011	2010
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$523	$22,420	$26,317	(97.7)%	(14.8)%
Investing activities	(8,145)	(7,694)	(8,550)	5.9%	(10.0)%
Financing activities	(2,039)	(6,991)	(17,550)	(70.8)%	(60.2)%

Net Cash Provided by Operating Activities

        Cash provided by operating activities is primarily driven by our earnings and changes in working capital. The decrease in cash provided by operating activities for the year ended December 31, 2012 as compared to 2011 was primarily driven by the impact of decreased unit sales due to the BVL outage. These decreases were offset by: (1) the receipt of the $35.0 million BVL settlement in 2012; (2) an amended purchase agreement for one of our products of which $1.7 million of required purchases were made during the year ended December 31, 2012, versus $24.8 million for the year ended December 31, 2011; and (3) the timing of payments made to vendors.

        The decrease in cash provided by operating activities for the year ended December 31, 2011 as compared to 2010 was primarily driven by lower revenues due to the supply challenges as a result of the recall and prolonged BVL outage, offset, in part, by a contract amendment with Mallinckrodt which decreased our 2011 purchase commitments of Ablavar product.

Net Cash Used in Investing Activities

        Our primary uses of cash in investing activities are for the purchase of property and equipment. Net cash used in investing activities in 2012, 2011 and 2010 reflected the purchase of property and equipment for $7.9 million, $7.7 million and $8.3 million, respectively.

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

External Sources of Liquidity

        On May 10, 2010, we issued $250.0 million in aggregate principal amount of 9.750% Senior Notes due in 2017, or the Restricted Notes, at face value, net of issuance costs of $10.1 million, under the indenture, dated as of May 10, 2010. The net proceeds were used to repay $77.9 million due under our outstanding credit agreement and to pay a $163.8 million dividend to Holdings. Holdings utilized the dividend to repay a $75.0 million demand note and to repurchase $90.0 million of Holdings' Series A Preferred Stock at the accreted value. The $75.0 million Demand Note was issued in June 2009, was payable on demand, and had an interest rate equal to the greater of the prime rate plus 2.25% or LIBOR plus 5.0%; the interest rate at December 31, 2009 was 5.5%. On February 2, 2011, we consummated an exchange offer where we exchanged $250.0 million aggregate principal amount of our Restricted Notes for an equal principal amount of 9.750% Senior Notes due 2017, or the Exchange Notes, that were registered under the Securities Act, with substantially identical terms in all respects.

        On March 21, 2011, we issued an additional $150.0 million in aggregate principal amount of our New Restricted Notes at face value, net of issuance costs of $4.9 million, under the indenture, dated as of May 10, 2010, as supplemented by the First Supplemental Indenture, dated as of March 14, 2011, and the Second Supplemental Indenture, dated as of March 21, 2011, or together, the Indenture. The net proceeds were used to fund a $150.0 million dividend to Holdings. Holdings utilized the dividend to repurchase all of the remaining Holdings' Series A Preferred Stock at the accreted value of approximately $44 million and to issue an approximate $106 million dividend to our common securityholders. On May 10, 2011, we consummated an exchange offer where we exchanged $150.0 million aggregate principal amount of New Restricted Notes for an equal principal amount of 9.750% Senior Notes due 2017, or the New Exchange Notes, registered under the Securities Act, with substantially identical terms in all respects.

        The Exchange Notes and the New Exchange Notes, or together, the Notes mature on May 15, 2017. Interest on the Notes accrues at a rate of 9.750% per year and is payable semiannually in arrears on May 15 and November 15 commencing on November 15, 2010 for the Notes issued on May 10, 2010 and May 15, 2011 for the Notes issued on March 21, 2011. Our annual interest expense increased from $24.4 million to $39.0 million as a result of the March 21, 2011 issuance of Notes.

        In connection with the Restricted Notes issuance, LMI entered into a revolving facility (the "Facility") for total borrowings up to $42.5 million with the ability to request the lenders to increase the Facility by an additional amount of up to $15.0 million at the discretion of the lenders. In March 2011, LMI received the consent of the lenders under the Facility to amend the agreement to allow us to use the net proceeds of the March 2011 issuance as described above. The amendment also increased the consolidated total leverage ratio to accommodate the New Restricted Notes issuance and decreased the consolidated interest coverage ratio to accommodate the associated increase in semiannual interest payments. Additionally, the amendment adjusted the effective interest rate of borrowings thereunder. The amendment was consummated concurrently with the consummation of the New Restricted Notes issuance. Interest on the Facility was set at either LIBOR plus 3.75% or the Reference Rate (as defined in the agreement) plus 2.75%. The Facility expires on May 10, 2014, at which time all outstanding borrowings are due and payable.

        On January 26, 2012, we executed a second amendment to the Facility to modify the financial covenants. Also, during 2012, we entered into an unfunded Standby Letter of Credit for up to $8.8 million to support a surety bond related to a statutory decommissioning obligation we have in connection with our Billerica facility. The letter of credit decreased the borrowing availability under the Facility by $8.8 million.

        On October 11, 2012, we executed a third amendment to the Facility which further modified the financial covenants and certain definitions used to calculate compliance with those covenants. We incurred approximately $0.2 million in fees and expenses associated with this amendment.

        On March 25, 2013, we executed a fifth amendment to the Facility which reduced the aggregate borrowing capacity under the Facility from $42.5 million to $35.0 million and further modified the financial covenants and certain definitions used to calculate compliance with those covenants. Interest on the Facility was set at either LIBOR plus 4.75% or the Reference Rate (as defined in the agreement) plus 3.75%. We incurred approximately $0.1 million in fees and expenses associated with this amendment.

        The Notes and the Facility contain affirmative and negative covenants, as well as restrictions on the ability of LMI, Lantheus Intermediate and its subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) repay subordinated indebtedness prior to its stated maturity; (iii) pay dividends on, repurchase or make distributions in respect of its capital stock or make other restricted payments; (iv) make certain investments; (v) sell certain assets; (vi) create liens; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (viii) enter into certain transactions with our affiliates. The Notes contain customary events of default provisions, including payment default and cross-acceleration for non-payment of any outstanding indebtedness, where such indebtedness exceeds $10.0 million. The Facility also contains customary default provisions, and we are required to comply with financial covenants in the Facility including a total leverage ratio and interest coverage ratio, beginning with the quarter ended September 30, 2010, as well as limitations on the amount of capital expenditures. The financial ratios are determined by the Company's EBITDA (as defined in the Facility), or the Facility EBITDA. The total leverage ratio is the financial covenant that is currently most restrictive.

        On January 26, 2012, October 11, 2012 and March 25, 2013, the Company executed amendments to the Facility which revised the financial covenants, certain definitions used to calculate compliance with those covenants and the definition of annualized EBITDA from a trailing twelve month basis to an annualized basis beginning in the first quarter of 2013. The revised financial covenants, as amended, are displayed in the table below.

Revolving Credit Facility Financial Covenants

Period	Total Leverage Ratio	Interest Coverage Ratio
Q3 2012	7.25 to 1.00	1.20 to 1.00
Q4 2012	8.00 to 1.00	1.20 to 1.00
Q1 2013	8.80 to 1.00	1.10 to 1.00
Q2 2013	10.00 to 1.00	1.00 to 1.00
Q3 2013	8.20 to 1.00	1.25 to 1.00
Q4 2013	7.50 to 1.00	1.40 to 1.00
Q1 2014	7.00 to 1.00	1.45 to 1.00
Thereafter	7.00 to 1.00	1.45 to 1.00

        As of December 31, 2012, we were in compliance with all applicable financial covenants. As of December 31, 2012 and the date hereof, there were no amounts outstanding under the Facility other than the unfunded Standby Letter of Credit in the amount of $8.8 million. At December 31, 2012, we had $33.7 million of borrowing availability under the Facility. As of the date hereof, we have $26.2 million of borrowing availability under the Facility.

        If JHS and BVL are not able to continue to manufacture and release product supply on a timely and consistent basis, or we are unable to continue to grow DEFINITY sales, then we will need to implement certain additional expense reductions, such as a delay or elimination of discretionary spending in all functional areas, as well as other operating and strategic initiatives. See "Item 1A—Risk Factors—We may not be able to generate sufficient cash flow to meet our debt service obligations."

        On March 20, 2012, pursuant to our new contractual relationship with BVL, we terminated the 2008 Agreement and entered into the Settlement Agreement, the Transition Services Agreement and the Manufacturing and Service Contract. In the Settlement Agreement, BVL and we agreed to a broad mutual waiver and release for all matters that occurred prior to the date of the Settlement Agreement, a covenant not to sue and a settlement payment for us in the amount of $30.0 million. We also received from BVL weekly payments in the aggregate amount of $5.0 million under the Transition Services Agreement. We used this $35.0 million of proceeds for working capital purposes.

        On December 27, 2012, we entered into a second amendment to a license and supply agreement with one of our customers, which extended the term from December 31, 2012 to December 31, 2014 and established new pricing and purchase requirements over the extended term. The second amendment also provided for the supply of TechneLite generators containing molybdenum-99 sourced from LEU targets. The agreement includes a $3.0 million upfront payment by our customer to us and potential future milestone payments. During 2012, we received the $3.0 million upfront payment, of which $1.5 million is included in deferred revenue as a current liability and $1.5 million is included in other long-term liabilities at December 31, 2012. We are recognizing the upfront payment as revenue on a straight-line basis over the term of the two year agreement. The milestone payments are contingent upon us continuing to supply the customer with certain product.

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

Funding Requirements

        Our future capital requirements will depend on many factors, including:

  •
  our ability to have product manufactured and released from JHS, BVL and other manufacturing sites in the future;

  •
  the level of product sales of our currently marketed products, particularly DEFINITY, and any additional products that we may market in the future;

  •
  the scope, progress, results and costs of development activities for our current development candidates and whether we obtain partners to help share such development costs;

  •
  the costs, timing and outcome of regulatory review of our development candidates;

  •
  the number of, and development requirements for, additional development candidates that we pursue;

  •
  the costs of commercialization activities, including product marketing, sales and distribution and whether we obtain partners to help share such commercialization costs;

  •
  the costs and timing of establishing manufacturing and supply arrangements for clinical and commercial supplies of our development candidates and products;

  •
  the extent to which we acquire or invest in products, businesses and technologies;

  •
  the extent to which we choose to establish collaboration, co-promotion, distribution or other similar arrangements for our marketed products and development candidates;

  •
  the legal costs relating to maintaining, expanding and enforcing our intellectual property portfolio, pursuing insurance or other claims and defending against product liability, regulatory compliance or other claims;

  •
  the cost of interest on any additional borrowings which we may incur under our financing arrangements.

        If our capital resources become insufficient to meet our future capital requirements, we would need to finance our cash needs through public or private equity offerings, asset securitizations, debt financings, sale-leasebacks or other financing or strategic alternatives, to the extent such transactions are permissible under the covenants of the Facility and the Indenture. Additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all. If any of these transactions require an amendment or waiver under the covenants in the Facility and under the Indenture, which could result in additional expenses associated with obtaining the amendment or waiver, we will seek to obtain such a waiver to remain in compliance with the covenants of the Facility and the Indenture. However, we cannot be assured that such an amendment or waiver would be granted, or that additional capital will be available on acceptable terms, if at all.

        Our only current committed external source of funds is borrowing availability under the Facility. We generated a net loss of $42.0 million during the year ended December 31, 2012 and had $31.6 million of cash and cash equivalents at December 31, 2012. In March 2013, we began to implement a strategic shift in how we will fund our important R&D programs. We will reduce over time our internal R&D resources while at the same time we seek to engage strategic partners to assist us in the further development and commercialization of our important development candidates, including flurpiridaz F 18, 18F LMI 1195 and LMI 1174. Based on our current operating plans, we believe that our existing cash and cash equivalents, results of operations and availability under the Facility will be sufficient to continue to fund our liquidity requirements for at least the next twelve months. However, if JHS and BVL are not able to continue to manufacture and release adequate product supply on a timely and consistent basis, or we are unable to continue to grow DEFINITY sales, then we will need to implement additional expense reductions, such as a delay or elimination of discretionary spending in all functions as well as other operating and strategic initiatives.

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, certain suppliers, contingent royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. The following table summarizes our contractual obligations as of December 31, 2012:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Debt obligations (principal)	$400,000	$—	$—	$400,000	$—
Interest on debt obligations	175,500	39,000	78,000	58,500	—
Operating leases(1)	3,725	990	1,553	668	514
Purchase obligations(2)	9,450	9,450	—	—	—
Asset retirement obligation	5,416	—	—	—	5,416
Other long-term liabilities(3)	34,711	—	—	—	34,711

Total contractual obligations	$628,802	$49,440	$79,553	$459,168	$40,641

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

Effects of Inflation

        We do not believe that inflation has had a significant impact on our revenues or results of operations since inception. We expect our cost of product sales and other operating expenses will change in the future in line with periodic inflationary changes in price levels. Because we intend to retain and continue to use our property and equipment, we believe that the incremental inflation related to the replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources. While we generally believe that we will be able to offset the effect of price-level changes by adjusting our product prices and implementing operating efficiencies, any material unfavorable changes in price levels could have a material adverse affect on our financial condition, results of operations and cash flows.

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

Revenue Recognition

        Our revenue is generated from the sales of our diagnostic imaging agents to wholesalers, distributors, radiopharmacies and directly to hospitals and clinics. We recognize revenue when evidence of an arrangement exists, title has passed, substantially all the risks and rewards of ownership have transferred to the customer, the selling price is fixed or determinable and collectability is reasonably assured. For transactions for which revenue recognition criteria have not yet been met, the respective amounts are recorded as deferred revenue until such point in time when criteria are met and revenue can be recognized. Revenue is recognized net of reserves, which consist of allowances for returns and sales rebates. The estimates of these allowances are based on historical sales volumes and mix and require assumptions and judgments to be made in order to make such estimates. In the event that the sales mix is different from our estimates, we may be required to pay higher or lower total price adjustments than we previously estimated. Any changes to these estimates are recorded in the current period. In 2012, 2011 and 2010, these changes in estimates were not material to our results.

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

        Inventory costs associated with product that has not yet received regulatory approval are capitalized if we believe there is probable future commercial use of the product and future economic benefit of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed during the period the costs are incurred. At December 31, 2012, we had $1.5 million of such product costs included in inventories. Subsequent to year end, the contract manufacturer received regulatory approval to manufacture this product. At December 31, 2011, we had no such inventories.

Goodwill, Intangibles and Long-Lived Assets

        Goodwill is not amortized, but is instead tested for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that they may be impaired. We have elected to perform the annual test for indications of goodwill impairment as of October 31 of each year.

        In performing tests for goodwill impairment, we are first permitted to perform a qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on the qualitative assessment, we are required to perform the two-step goodwill impairment test described below to identify the potential goodwill impairment and measure the amount of the goodwill impairment loss, if any, to be recognized for that reporting unit. However, if we conclude otherwise based on the qualitative assessment, the two-step goodwill impairment test is not required. The option to perform the qualitative assessment is not an accounting policy election and can be utilized at our discretion. Further, the qualitative assessment need not be applied to all reporting units in a given goodwill impairment test. For an individual reporting unit, if we elect not to perform the qualitative assessment, or if the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we must perform the two-step goodwill impairment test for the reporting unit. If the implied fair value of goodwill is less than the carrying value, then an impairment charge would be recorded.

        In performing the annual goodwill impairment test, we bypassed the option to perform a qualitative assessment and proceeded directly to performing the first step of the two-step goodwill impairment test. We completed our required annual impairment test for goodwill in the fourth quarter of 2012, 2011 and 2010 and determined that at each of those periods the carrying amount of goodwill was not impaired. In each year, our fair value, which includes goodwill, was substantially in excess of our carrying value.

        In addition, as a result of the continued supply challenges with BVL, we performed an interim impairment test for goodwill as of December 31, 2011. The interim impairment test did not indicate that there was any impairment as of December 31, 2011. There were no events at December 31, 2012 that triggered an interim impairment test.

        We calculate the fair value of our reporting units using the income approach, which utilizes discounted forecasted future cash flows and the market approach which utilizes fair value multiples of comparable publicly traded companies. The discounted cash flows are based on our most recent long-term financial projections and are discounted using a risk adjusted rate of return, which is determined using estimates of market participant risk-adjusted weighted average costs of capital and reflects the risks associated with achieving future cash flows. The market approach is calculated using the guideline company method, where we use market multiples derived from stock prices of companies engaged in the same or similar lines of business. There is not a quoted market price for our reporting units or the company as a whole, therefore, a combination of the two methods is utilized to derive the fair value of the business. We evaluate and weigh the results of these approaches as well as ensure we understand the basis of the results of these two methodologies. We believe the use of these two methodologies ensures a consistent and supportable method of determining our fair value that is consistent with the objective of measuring fair value. If the fair value were to decline, then we may be required to incur material charges relating to the impairment of those assets.

        We test intangible and long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. We measure the recoverability of assets to be held and used by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment equals the amount by which the carrying amount of the assets exceeds the fair value of the assets. Any impairments are recorded as permanent reductions in the carrying amount of the assets. In the first quarter of 2012, we reviewed the estimated useful life of one of our trademarks as a result of a triggering event. Utilizing the most recent forecasted revenue data, we revised the estimate of the remaining useful life of one of our trademarks to five years. We also tested intangible and certain long-lived assets for recoverability as of December 31, 2012 and 2011, which included the most recently available forecast. The analysis indicated that there was no impairment as of December 31, 2012 and 2011. We also evaluated the remaining useful lives of intangible and long-lived assets that were tested for recoverability at December 31, 2012 and determined no revisions were required to the remaining periods of amortization.

Accounting for Stock-Based Compensation

        Our employees are eligible to receive awards from our 2008 Equity Plan (as defined below). Our stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited. We use the Black Scholes valuation model for estimating the fair value on the date of grant of stock options. The fair value of stock option awards is affected by the valuation assumptions, including the volatility of market participants, expected term of the option, risk-free interest rate and expected dividends as well as the estimated fair value of our common stock. The fair value of our common stock is determined quarterly and each award is approved by our Board of Directors at the fair value in effect as of such award date. Any material change to the assumptions used in estimating the fair value of the options could have a material impact on our results of operations. When a contingent cash settlement of vested options becomes probable, we reclassify the vested awards to a liability and account for any incremental compensation cost in the period in which the settlement becomes probable.

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

Interest Rate Risk

        We are subject to interest rate risk in connection with the Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of December 31, 2012, there was no amount outstanding under the Facility, other than an $8.8 million unfunded Standby Letter of Credit, which reduces availability to $33.7 million. Any increase in the interest rate under the Facility may have a negative impact on our future earnings to the extent we have outstanding borrowings under the Facility.

Foreign Currency Risk

        We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During 2012, 2011 and 2010, the net impact of foreign currency changes on transactions was a loss of $579,000, $156,000 and $209,000, respectively. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

        Gross margins of products we manufacture at our U.S. plants and sell in currencies other than the U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on total revenue was 26.1%, 26.7% and 42.4% during the years ended December 31, 2012, 2011 and 2010, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during 2012, our gross margin on total net product sales would have been 26.1%, 26.3% and 26.4%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during 2011, our gross margin on total net product sales would have been 26.7%, 26.9% and 27.0%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during 2010, our gross margin on total net product sales would have been 42.4%, 42.6% and 42.9%, respectively.

        In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar. Our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar.

        If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales and net income for 2012 would have been impacted by approximately the following amounts:

	Approximate Change in Net Revenue	Approximate Change in Net Income
	(dollars in thousands)
1%	$(519)	$3
5%	(2,593)	17
10%	(5,187)	34

        If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales and net income for 2011 would have been impacted by approximately the following amounts:

	Approximate Change in Net Revenue	Approximate Change in Net Income
	(dollars in thousands)
1%	$(608)	$(24)
5%	(3,041)	(118)
10%	(6,082)	(236)

        If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales and net income for 2010 would have been impacted by approximately the following amounts:

	Approximate Change in Net Revenue	Approximate Change in Net Income
	(dollars in thousands)
1%	$(632)	$(18)
5%	(3,160)	(92)
10%	(6,320)	(183)

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Lantheus MI Intermediate, Inc.
North Billerica, Massachusetts

        We have audited the accompanying consolidated balance sheets of Lantheus MI Intermediate, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive (loss) income, stockholder's (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 28, 2013

Lantheus MI Intermediate, Inc. and subsidiaries

Consolidated Balance Sheets

(in thousands except share data)	December 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$31,595	$40,607
Accounts receivable, net	41,380	40,000
Inventory	18,048	14,765
Income tax receivable	736	—
Deferred tax assets	115	93
Other current assets	2,943	2,662

Total current assets	94,817	98,127
Property, plant and equipment, net	109,573	112,452
Capitalized software development costs, net	2,234	3,582
Intangibles, net	66,802	82,749
Goodwill	15,714	15,714
Deferred financing costs	11,372	13,141
Due from parent	—	1,286
Other long-term assets	22,414	31,753

Total assets	$322,926	$358,804

Liabilities and Stockholder's Deficit
Current liabilities
Accounts payable	18,945	22,010
Accrued expenses	29,689	20,949
Income tax payable	—	1,482
Deferred revenue	7,320	3,918

Total current liabilities	55,954	48,359
Asset retirement obligations	5,416	4,868
Long-term debt, net	398,822	398,629
Deferred tax liability	435	931
Other long-term liabilities	36,652	39,220

Total liabilities	497,279	492,007

Commitments and contingencies (see Notes 14 and 16)
Stockholder's deficit
Common stock ($0.001 par value, 10,000 shares authorized; 1 share issued and outstanding)	—	—
Due from parent	(1,353)	—
Additional paid-in capital	2,325	1,085
Accumulated deficit	(176,660)	(134,659)
Accumulated other comprehensive income	1,335	371

Total stockholder's deficit	(174,353)	(133,203)

Total liabilities and stockholder's deficit	$322,926	$358,804

See notes to consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
(in thousands)	2012	2011	2010
Revenues
Net product revenues	$277,354	$345,762	$345,747
License and other revenues	10,751	10,530	8,209

Total revenues	288,105	356,292	353,956

Cost of goods sold	211,049	255,466	204,006
Loss on firm purchase commitment	1,859	5,610	—

Total cost of goods sold	212,908	261,076	204,006

Gross profit	75,197	95,216	149,950

Operating expenses
General and administrative expenses	32,520	32,057	30,042
Sales and marketing expenses	37,437	38,689	45,384
Research and development expenses	40,604	40,945	45,130
Proceeds from manufacturer	(34,614)	—	—

Total operating expenses	75,947	111,691	120,556

Operating (loss) income	(750)	(16,475)	29,394
Interest expense	(42,014)	(37,658)	(20,395)
Loss on early extinguishment of debt	—	—	(3,057)
Interest income	252	333	179
Other (expense) income, net	(44)	1,429	1,314

(Loss) income before income taxes	(42,556)	(52,371)	7,435
Provision (benefit) for income taxes	(555)	84,098	2,465

Net (loss) income	(42,001)	(136,469)	4,970

Foreign currency translation, net of taxes	964	(337)	1,150

Total comprehensive (loss) income	$(41,037)	$(136,806)	$6,120

See notes to consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Consolidated Statements of Stockholder's (Deficit) Equity

	Common Stock				(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's (Deficit) Equity
			Due from Parent	Additional Paid-In Capital
(in thousands, except share data)	Shares	Amount
Balance at January 1, 2010	1	$—	$—	$247,883	$63,138	$(442)	$310,579
Dividend paid to LMI Holdings (see Note 10)	—	—	—	(98,078)	(65,698)	—	(163,776)
Net income	—	—	—	—	4,970	—	4,970
Foreign currency translation	—	—	—	—	—	1,150	1,150
Stock-based compensation	—	—	—	511	—	—	511

Balance at December 31, 2010	1	—	—	150,316	2,410	708	153,434
Dividend paid to LMI Holdings (see Note 10)	—	—	—	(149,400)	(600)	—	(150,000)
Net loss	—	—	—	—	(136,469)	—	(136,469)
Foreign currency translation	—	—	—	—	—	(337)	(337)
Stock-based compensation	—	—	—	169	—	—	169

Balance at December 31, 2011	1	—	—	1,085	(134,659)	371	(133,203)
Net loss	—	—	—	—	(42,001)	—	(42,001)
Due from parent (see Note 17)	—	—	(1,353)	—	—	—	(1,353)
Foreign currency translation	—	—	—	—	—	964	964
Stock-based compensation	—	—	—	1,240	—	—	1,240

Balance at December 31, 2012	1	$—	$(1,353)	$2,325	$(176,660)	$1,335	$(174,353)

See notes to consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2012	2011	2010
Cash flow from operating activities
Net (loss) income	$(42,001)	$(136,469)	$4,970
Adjustments to reconcile net (loss) income to cash flow from operating activities
Depreciation	9,722	12,915	11,377
Amortization	17,680	19,847	23,824
Impairment of intangible asset	—	23,474	—
Amortization of debt related costs	2,403	1,554	1,812
Write-off of deferred financing costs	—	—	2,278
Provision for bad debt	(117)	301	—
Provision for excess and obsolete inventory	12,809	29,432	13,814
Stock-based compensation	1,240	(969)	1,634
Deferred income taxes	(428)	81,330	(1,549)
Accretion of asset retirement obligations	553	496	435
Loss on disposal of long-lived assets	285	54	270
Loss on firm purchase commitment	1,859	5,610	—
Long-term income tax receivable	299	(1,122)	1,519
Long-term income tax payable and other long-term liabilities	139	1,533	556
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable, net	(1,442)	9,466	(7,564)
Prepaid expenses and other current assets	1,304	626	(237)
Inventory	(6,903)	(22,293)	(27,209)
Due from parent	—	(614)	—
Deferred revenue	5,349	(5,995)	(151)
Accounts payable	(2,204)	(1,002)	3,227
Income tax payable	(2,217)	1,353	(1,325)
Accrued expenses and other liabilities	2,193	2,893	(1,364)

Cash provided by operating activities	523	22,420	26,317

Cash flows from investing activities
Capital expenditures	(7,920)	(7,694)	(8,335)
Purchase of certificate of deposit	(225)	—	—
Acquisition of intangibles	—	—	(215)

Cash used in investing activities	(8,145)	(7,694)	(8,550)

Cash flows from financing activities
Proceeds from issuance of debt	—	152,250	250,000
Consent solicitation fee	—	(3,750)	—
Payment of term loan	—	—	(93,649)
Payments on note payable	(1,530)	—	—
Deferred financing costs	(442)	(5,491)	(10,125)
Due from parent	(67)	—	—
Proceeds from line of credit	—	10,000	—
Payments on line of credit	—	(10,000)	—
Payment of dividend	—	(150,000)	(163,776)

Cash used in financing activities	(2,039)	(6,991)	(17,550)

Effect of foreign exchange rate on cash	649	(134)	1,309

(Decrease) Increase in cash and cash equivalents	(9,012)	7,601	1,526
Cash and cash equivalents, beginning of year	40,607	33,006	31,480

Cash and cash equivalents, end of year	$31,595	$40,607	$33,006

Supplemental disclosure of cash flow information
Interest paid	$39,020	$33,958	$15,246
Income taxes paid / (refunded), net	$1,146	$(233)	$1,854
Noncash investing and financing activities
Property, plant and equipment included in accounts payable and accrued expenses	$963	$1,641	$3,163

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

        The Company's principal products include:

  •
  DEFINITY—an ultrasound contrast agent;

  •
  TechneLite—a generator that provides the radioisotope used to radiolabel Cardiolite and other radiopharmaceuticals;

  •
  Cardiolite—a myocardial perfusion imaging agent; and

  •
  Xenon—a radiopharmaceutical inhaled gas to assess pulmonary function and evaluate blood flow, particularly in the brain.

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

The Company incurred a net loss of $42.0 million and an operating loss of $0.8 million during the year ended December 31, 2012. The Company currently relies on Ben Venue Laboratories ("BVL") as one of two manufacturers of DEFINITY and Cardiolite products and its sole source manufacturer of Neurolite. In July 2010, BVL temporarily shut down the facility in which it manufactures products for a number of customers, including the Company, in order to upgrade the facility to meet certain regulatory requirements. In anticipation of this outage, BVL manufactured for the Company additional inventory of these products to meet the Company's expected needs during the outage period, which was initially anticipated to end in March 2011. Because the outage and restart activities took substantially longer than anticipated by either BVL or the Company, the Company could not meet all of the demand for certain products during the second half of 2011 and the first three quarters of 2012, resulting in an overall revenue decline in comparison to the prior periods. BVL resumed manufacturing DEFINITY in the second quarter of 2012 and released product to the Company at the end of the second quarter of 2012. BVL has also resumed manufacturing Cardiolite products. The Company currently believes that Neurolite will again become available from BVL in the latter half of 2013.

        The Company continues to expedite a number of its technology transfer programs to secure and qualify production of its BVL-manufactured products with alternate contract manufacturer sites. In February 2013, the FDA informed the Company that the Jubilant HollisterStier ("JHS") facility was approved to manufacture DEFINITY, and the Company is now shipping JHS-manufactured DEFINITY to customers. The Company also has on-going technology transfer activities at JHS for its Cardiolite product supply and Neurolite but can give no assurances as to when that technology transfer will be completed and when the Company will actually receive supply of Cardiolite products and Neurolite from JHS. In the meantime, the Company also has an alternate manufacturer for a portion of its Cardiolite sales demand. The Company is also pursuing new manufacturing relationships to establish and secure additional long-term or alternative suppliers of its key products but is uncertain of the timing as to when any other supply arrangements would provide meaningful quantities of products to the Company.

        During the first quarter of 2012, the Company received $30.0 million from BVL to compensate the Company for its business losses, and BVL and LMI terminated their original manufacturing agreement and entered into (i) the Settlement and Mutual Release Agreement, (ii) the Transition Services Agreement, and (iii) the Manufacturing and Service Contract.

  •
  In the Settlement Agreement, LMI and BVL agreed to a broad mutual waiver and release for all matters that occurred prior to the date of the Settlement Agreement, a covenant not to sue and a payment in the amount of $30.0 million from BVL to compensate LMI for business losses.

  •
  Under the Transition Services Agreement, BVL has manufactured for LMI an initial supply of DEFINITY, Cardiolite, Neurolite and certain TechneLite accessories, and made weekly payments to LMI, in the aggregate of amount of $5.0 million as further compensation for business losses until an agreed-upon supply of LMI's products has been restored.

  •
  Under the Manufacturing and Service Contract, BVL will manufacture for LMI certain amounts of DEFINITY, Cardiolite, Neurolite and certain TechneLite accessories following the initial supply provided under the Transition Services Agreement. The agreement expires on December 31, 2013.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The $30.0 million received upon termination of the Company's original manufacturing agreement and the $5.0 million of weekly payments received for additional delays under the Transition Services Agreement in the year ended December 31, 2012, are compensation to the Company for business losses associated with the lack of product supply. As the Company has no remaining obligations associated with the original manufacturing agreement and the price to be paid upon delivery of product under the Transition Services Agreement and Manufacturing and Service Contract are at prices the Company believes are at market prices, the Company has recognized the proceeds as gains within the Company's results of operations. These payments are included within operating income as proceeds from manufacturer. The net proceeds totaled $34.6 million in the statement of comprehensive (loss) income for the year ended December 31, 2012.

        To remain competitive in the marketplace, the Company has historically made substantial investments in new product development. The Company has developed plans and taken steps that it believes will enable it to strengthen its operations and meet its operating and financing requirements. In March 2013, the Company began to implement a strategic shift in how it will fund its important R&D programs. The Company will reduce over time its internal R&D resources while at the same time we seek to engage strategic partners to assist it in the further development and commercialization of its important development candidates, including flurpiridaz F 18, 18F LMI 1195 and LMI 1174. The Company will complete its 301 trial for flurpiridaz F 18 with internal funding while seeking to engage strategic partners to assist it with the further development and possible commercialization of the agent. For its other two important development candidates, 18F LMI 1195 and LMI 1174, the Company will also seek to engage strategic partners to assist it with the on-going development activities relating to these agents. The Company expects to internally fund expenses over the next several years for the clinical development of these product candidates as it works with its strategic partners.

        In February 2013, the FDA informed the Company that the JHS facility was approved to manufacture DEFINITY, and the Company is now shipping JHS-manufactured DEFINITY to customers.

        If JHS and BVL are not able to continue to manufacture and release adequate product supply on a timely and consistent basis, the Company is not successful with the remainder of its JHS technology transfer programs for Cardiolite product and Neurolite and cannot obtain adequate supply from JHS, or the Company is unable to continue to grow DEFINITY sales, then the Company will need to implement additional expense reductions, such as a delay or elimination of discretionary spending, in all functional areas as well as other operating and strategic initiatives.

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        The Company recognizes revenue when evidence of an arrangement exists, title has passed, the risks and rewards of ownership have transferred to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. For transactions for which revenue recognition criteria have not yet been met, the respective amounts are recorded as deferred revenue until such point in time the criteria are met and revenue can be recognized. Revenue is recognized net of reserves, which consist of allowances for returns and rebates.

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

        On January 1, 2009, LMI executed an amendment to a license and supply agreement (the "Agreement") with one of its customers, granting non-exclusive U.S. license and supply rights to the customer for the period from January 1, 2009 through December 31, 2012. Under the terms of the Agreement, the customer paid LMI $10.0 million in license fees; $8.0 million of which was received upon execution of the Agreement and $2.0 million of which was received in June 2009 upon delivery of a special license as defined in the Agreement. The Company's product sales under the Agreement are recognized in the same manner as its normal product sales. The Company is recognizing the license fees as revenue on a straight-line basis over the term of the four-year Agreement. The Company recognized $2.5 million in fiscal years 2012, 2011, and 2010 in license fee revenue pursuant to the Agreement.

        In February 2012, the Company entered in to the first amendment to the Agreement. The amendment contained obligations for the Company to deliver a specified number of product unit shipments at various prices. Revenue under this arrangement is being recognized at an average selling price as the units are shipped. The Company recognized $12.8 million in revenue pursuant to the first amendment during the year ended December 31, 2012 and at December 31, 2012, had deferred revenue of $5.6 million attributable to units to be shipped. The deferred revenue related to this amendment will be recognized as revenue in the first quarter of 2013 as the remaining units are shipped.

        On December 27, 2012, the Company entered into the second amendment to the Agreement, which extended the term from December 31, 2012 to December 31, 2014 and established new pricing and purchase requirements over the extended term. The second amendment also provided for the supply of TechneLite generators containing molybdenum-99 sourced from LEU targets. The agreement includes a $3.0 million upfront payment by the customer to the Company and potential future milestone payments. During 2012, the Company received the $3.0 million upfront payment, of which $1.5 million is included in deferred revenue as a current liability and $1.5 million is included in other long-term liabilities at December 31, 2012 in the accompanying consolidated balance sheets. The Company is recognizing the upfront payment as revenue on a straight-line basis over the term of the two year agreement. The milestone payments are contingent upon LMI continuing to supply the customer with certain product.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In addition, the Company had other revenue of $8.3 million, $8.0 million and $5.7 million in fiscal years 2012, 2011 and 2010, respectively. Other revenue primarily represents contract manufacturing services related to one of the Company's products for one customer. The related costs are included in cost of goods sold.

        In January 2010, the Company launched a new medical imaging product, Ablavar, which was acquired by the Company in April 2009. Because the Company has not determined that the price is fixed and determinable and due to the inability to reasonably estimate product returns, the Company deferred recognition of $0.1 million and $1.0 million of revenue at December 31, 2012 and 2011, respectively, relating to Ablavar shipments, associated with a distributor arrangement. The corresponding cost has been recorded as inventory as of December 31, 2012 and 2011. The Company is recognizing revenue and the related costs associated with this arrangement on the sell-through method.

Product Returns

        The Company provides a reserve for its estimate of sales recorded for which the related products are expected to be returned. The Company does not typically accept product returns unless an over shipment or non-conforming shipment was provided to the customer, or if the product was defective. The Company adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns, including product recalls. These factors include its estimate of actual and historical return rates for non-conforming product and open return requests. Historically, the Company's estimates of returns have reasonably approximated actual returns.

Distributor Relationships

        Revenue for product sold to distributors is recognized at shipment, unless revenue recognition criteria have not been met. In such instances where collectability cannot be determined or the selling price cannot be reasonably estimated until the distributor has sold through the goods, the Company defers such revenue until such time as the goods have been sold through to the end-user customer, or the selling price can be reasonably estimated based on history of transactions with such distributor.

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

        The accrual for rebates and allowances was approximately $1.5 million and $1.4 million at December 31, 2012 and 2011, respectively. Rebate and allowance charges against gross revenues totaled $2.8 million, $3.6 million and $3.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Accounts Receivable

        Accounts receivable consist of amounts billed and currently due from customers. The Company maintains an allowance for doubtful accounts for estimated losses. In determining the allowance, consideration includes the probability of recoverability based on past experience and general economic factors. Certain accounts receivable may be fully reserved when specific collection issues are known to exist, such as pending bankruptcy. As of December 31, 2012 and 2011, the Company had allowances for doubtful accounts of approximately $0.3 million and $0.5 million, respectively.

        Also included in accounts receivable are miscellaneous receivables of approximately $1.7 million and $2.2 million as of December 31, 2012 and 2011, respectively.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Concentration of Risks and Limited Suppliers

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company periodically reviews its accounts receivable for collectability and provides for an allowance for doubtful accounts to the extent that amounts are not expected to be collected. The Company sells primarily to large national distributors, which in turn, may resell the Company's products. There were three customers that represented greater than 10% of the total net accounts receivable balance and net revenue, the majority of which is included in the U.S. segment.

	Accounts Receivable as of December 31,		Revenue for the year ended December 31,
	2012	2011	2012	2011	2010
Company A	30.7%	16.1%	27.4%	26.5%	26.6%
Company B	8.8%	8.6%	8.4%	8.5%	14.8%
Company C	7.0%	10.0%	11.5%	11.1%	11.6%

        The Company's cash and cash equivalents are maintained with various financial institutions.

        The Company relies on certain materials used in its development and manufacturing processes, some of which are procured from only one or a few sources. The failure of one of these suppliers to deliver on schedule could delay or interrupt the manufacturing or commercialization process and thereby adversely affect the Company's operating results. In addition, a disruption in the commercial supply of, or a significant increase in, the cost of one of the Company's materials from these sources could have a material adverse effect on the Company's business, financial position and results of operations. In May 2009 until August 2010, Nordion, the Company's largest supplier of molybdenum-99 ("Moly"), a key raw material in the Company's TechneLite product, was affected by a nuclear reactor shutdown. The Company was not fully able to replace all of the quantity of supply it previously received from Nordion, which had a negative impact on the Company's results of operations. As part of the conditions for the relicensing of the NRU reactor through October 2016, the Canadian government has asked Atomic Energy of Canada Limited, or AECL, to shut down the reactor for at least four weeks at least once a year for inspection and maintenance. The scheduled 2012 shutdown period ran from mid-April 2012 until mid-May 2012, and during such period, some of LMI's customers diverted a small amount of business to LMI's competitor, which correspondingly reduced our aggregate orders during the shutdown period. With this diversion, LMI was able to fulfill all customer demand for Moly from other suppliers during the shutdown period. On October 19, 2012 and October 30, 2012, the Company executed amendments to agreements with Nordion and NTP, the Company's Moly suppliers, which extended the contract terms of those agreements to December 31, 2015 and December 31, 2017, respectively.

        The Company relies on BVL, one of its two manufacturers of DEFINITY and Cardiolite products and its sole source manufacturer of Neurolite. In July 2010, BVL temporarily shut down the facility in which it manufactures products for a number of customers, including the Company, to upgrade the facility to meet certain regulatory requirements. In anticipation of this shutdown, BVL manufactured for the Company additional inventory of these products to meet the Company's expected needs during the shutdown period which was anticipated to end in March 2011. Because the shutdown and restart

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

activities took substantially longer than anticipated by either BVL or the Company, the Company could not meet all of the demand for certain products during the second half of 2011 and the first three quarters of 2012, resulting in overall revenue decline in comparison to the prior periods. BVL resumed manufacturing DEFINITY in the second quarter of 2012 and released product to the Company at the end of the second quarter of 2012. BVL has also resumed manufacturing Cardiolite products. The Company currently believes that Neurolite will again become available from BVL in the latter half of 2013.

        The Company has expedited a number of technology transfer programs to secure and qualify production of the Company's BVL-manufactured products to alternate contract manufacturing sites. In February 2013, the FDA informed the Company that the JHS facility was approved to manufacture DEFINITY, and the Company is now shipping JHS-manufactured DEFINITY to customers. The Company also has on-going technology transfer activities at JHS for its Cardiolite product supply and Neurolite but can give no assurances as to when that technology transfer will be completed and the Company will actually receive supply of Cardiolite products and Neurolite from JHS. In the meantime, the Company also has an alternate manufacturer for Cardiolite. The Company is also pursuing new manufacturing relationships to establish and secure additional long-term or alternative suppliers of its key products, but is uncertain of the timing as to when any other supply arrangements would provide meaningful quantities of product to the Company. There can be no assurance that the Company will be successful in these efforts.

        The following table sets forth net product revenues for the Company's products that represented greater than 10% of total net product revenue for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
DEFINITY	18.6%	19.8%	17.3%
TechneLite	41.2%	38.0%	35.3%
Cardiolite	12.6%	19.1%	22.4%
Xenon	10.8%	7.7%	5.8%

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

        Inventory costs associated with product that has not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefit of the asset. If future commercial use of the product is not probable, then inventory

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

costs associated with such product are expensed during the period the costs are incurred. At December 31, 2012, we had $1.5 million of such product costs included in inventories relating to DEFINITY that was manufactured by JHS. At December 31, 2011, we had no such inventories. In February 2013, the FDA informed the Company that the JHS facility was approved to manufacture DEFINITY, and the Company is now shipping JHS-manufactured DEFINITY to customers.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Replacements of major units of property are capitalized, and replaced properties are retired. Replacements of minor components of property and repair and maintenance costs are charged to expense as incurred. Depreciation is computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the major classes of depreciable assets are as follows:

Buildings	50 years
Land improvements	40 years
Machinery and equipment	3 - 20 years
Furniture and fixtures	15 years
Leasehold improvements	Lesser of lease term or 15 years

        Upon retirement or other disposal of property, plant and equipment, the cost and related amount of accumulated depreciation are removed from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds is included in comprehensive (loss) income.

Capitalized Software Development Costs

        Certain costs to obtain internal use software for significant systems projects are capitalized and amortized over the estimated useful life of the software, which ranges from 3 to 5 years. Costs to obtain software for projects that are not significant are expensed as incurred. Capitalized software development costs, net of accumulated amortization, were $2.2 million and $3.6 million at December 31, 2012 and 2011, respectively. Approximately $0.2 million and $1.1 million of software development costs were capitalized in the years ended December 31, 2012 and 2011, respectively. Amortization expense related to the capitalized software was $1.5 million, $1.4 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Goodwill, Intangibles and Long-Lived Assets

        Goodwill is not amortized, but is instead tested for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that they may be impaired. The Company has elected to perform the annual test for indications of goodwill impairment as of October 31 of each year.

        In performing tests for goodwill impairment, the Company is first permitted to perform a qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on the qualitative assessment, it is required to perform the two-step goodwill impairment test described below to identify the potential goodwill impairment and

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

measure the amount of the goodwill impairment loss, if any, to be recognized for that reporting unit. However, if the Company concludes otherwise based on the qualitative assessment, the two-step goodwill impairment test is not required. The option to perform the qualitative assessment is not an accounting policy election and can be utilized at the Company's discretion. Further, the qualitative assessment need not be applied to all reporting units in a given goodwill impairment test. For an individual reporting unit, if the Company elects not to perform the qualitative assessment, or if the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company must perform the two- step goodwill impairment test for the reporting unit. If the implied fair value of goodwill is less than the carrying value, then an impairment charge would be recorded.

        In performing the annual goodwill impairment test in 2012, the Company bypassed the option to perform a qualitative assessment and proceeded directly to performing the first step of the two-step goodwill impairment test.

        The Company calculates the fair value of its reporting units using the income approach which utilizes discounted forecasted future cash flows and the market approach which utilizes fair value multiples of comparable publicly traded companies. The discounted cash flows are based on the Company's most recent long-term financial projections and are discounted using a risk adjusted rate of return which is determined using estimates of market participant risk-adjusted weighted-average costs of capital and reflects the risks associated with achieving future cash flows. The market approach is calculated using the guideline company method, where the Company uses market multiples derived from stock prices of companies engaged in the same or similar lines of business. A combination of the two methods is utilized to derive the fair value of the business in order to decrease the inherent risk associated with each model if used independently. If the fair value were to decline, the Company may be required to incur material charges relating to the impairment of goodwill. The Company did not identify any impairment in goodwill in 2012, 2011 or 2010. Goodwill is not deductible for tax purposes.

        In addition, as a result of the continued supply challenges with BVL, the Company performed an interim impairment test of goodwill as of December 31, 2011. The analyses utilized the most recently available forecast information, which considered the potential impact of the continued supply challenges in 2011. The interim impairment test did not indicate that there was any impairment as of December 31, 2011. There were no events between October 31, 2012 and December 31, 2012 that triggered an interim impairment test.

        The Company tests intangible and long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. The Company measures the recoverability of assets to be held and used by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment equals the amount by which the carrying amount of the assets exceeds the fair value of the assets. Any impairments are recorded as permanent reductions in the carrying amount of the assets. In the first quarter of 2012, the Company reviewed the estimated useful life of one the Company's trademarks as a result of a triggering event. Utilizing the most recent forecasted revenue data, the Company revised the estimate of the remaining useful life of one of the Company's trademarks to five years. The Company also tested intangible and certain long-lived assets for recoverability as of December 31, 2012 and 2011, which included the most recently available information as to BVL's return to service date and the technology transfer schedule for a

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

certain product. The analyses indicated that there was no impairment as of December 31, 2012 and 2011. The Company also evaluated the remaining useful lives of intangible and long-lived assets that were tested for recoverability at December 31, 2012 and determined no revisions were required to the remaining periods of amortization.

        Intangible assets, consisting of patents, trademarks and customer relationships related to the Company's products are amortized in a method equivalent to the estimated utilization of the economic benefit of the asset. Trademarks and patents are amortized on a straight-line basis and customer relationships are amortized on an accelerated basis.

Deferred Financing Costs

        Deferred financing costs are capitalized and amortized to interest expense using the effective interest method. As of December 31, 2012 and 2011, the unamortized deferred financing costs were $11.4 million and $13.1 million, respectively. The expense associated with the amortization of deferred financing costs was $2.2 million, $1.4 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively, and was included in interest expense. In connection with the Company's refinancing in the second quarter of 2010, a write-off of existing deferred financing costs of $2.3 million was recorded. These charges were also included in interest expense.

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

Fair Value of Financial Instruments

        The estimated fair values of the Company's financial instruments, including its cash and cash equivalents, receivables, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The estimated fair value of the debt, at December 31, 2012, based on Level 2 inputs of recent market activity available to the Company was $380.0 million compared to the face value of $400.0 million. At December 31, 2011, the estimated fair value of the debt based on borrowing rates available to the Company for similar debt was $320.0 million compared to the face value of $400.0 million.

Shipping and Handling Revenues and Costs

        The Company typically does not charge customers for shipping and handling costs. Shipping and handling costs are included in cost of goods sold and were $20.4 million, $20.3 million and $16.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Advertising and Promotion Costs

        Advertising and promotion costs are expensed as incurred and totaled $3.2 million, $4.1 million and $4.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in sales and marketing expenses.

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

Foreign Currency Translation

        The consolidated statements of comprehensive (loss) income of the Company's foreign subsidiaries are translated into U.S. Dollars using average exchange rates. The net assets of the Company's foreign subsidiaries are translated into U.S. Dollars using the end of period exchange rates. The impact from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation adjustment account, which is included in consolidated accumulated other comprehensive income (loss).

        For the years ended December 31, 2012, 2011 and 2010, losses arising from foreign currency transactions totaled approximately $0.6 million, $0.2 million and $0.2 million, respectively. Transaction gains and losses are reported as a component of other income, net.

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Asset Retirement Obligations

        The Company's compliance with federal, state, local and foreign environmental laws and regulations may require it to remove or mitigate the effects of the disposal or release of chemical substances in jurisdictions where it does business or maintains properties. The Company establishes accruals when such costs are probable and can be reasonably estimated. Accrual amounts are estimated based on currently available information, regulatory requirements, remediation strategies, historical experience, the relative shares of the total remediation costs and a relevant discount rate, when the time periods of estimated costs can be reasonably predicted. Changes in these assumptions could impact the Company's future reported results. The amounts recorded for asset retirement obligations in the accompanying balance sheets at December 31, 2012 and 2011 were $5.4 million and $4.9 million, respectively.

Self Insurance Reserves

        The Company's consolidated balance sheet at December 31, 2012 and 2011 includes approximately $0.5 million and $0.6 million, respectively, of accrued liabilities associated with employee medical costs that are retained by the Company. The Company estimates the required liability of such claims on an undiscounted basis based upon various assumptions which include, but are not limited to, the Company's historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and change in the ultimate cost per incident (severity). The Company also maintains a separate cash account to fund these medical claims and must maintain a minimum balance as determined by the plan administrator. The balance of this restricted cash account was approximately $27,000 and $0.1 million at December 31, 2012 and 2011, respectively, and is included in other current assets.

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

        At December 31, 2012 and 2011, the Company's financial assets that are measured at fair value on a recurring basis are comprised of money market securities and are classified as cash equivalents. The

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Fair Value of Financial Instruments (Continued)

Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1).

        The tables below present information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011:

(in thousands)	Total fair value at December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$2,004	$2,004	$—	$—
Certificates of deposit—restricted	328	—	328	—

	$2,332	$2,004	$328	$—

(in thousands)	Total fair value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$6,024	$6,024	$—	$—

	$6,024	$6,024	$—	$—

        In the first quarter of 2012, the Company invested $0.2 million in a certificate of deposit in which the Company's use of such cash is restricted and is included in the line item "Certificates of deposit—restricted" above. This investment is classified in other current assets on the consolidated balance sheet. The remaining $0.1 million represents a certificate of deposit that is collateral for a long-term lease and is included in other long-term assets on the consolidated balance sheet. Certificates of deposit are classified within Level 2 of the fair value hierarchy as these are not traded on the open market.

        At December 31, 2012, the Company had total cash and cash equivalents of $31.6 million, which included approximately $2.0 million of money market funds and $29.6 million of cash on-hand. At December 31, 2011, the Company had total cash and cash equivalents of $40.6 million, which included approximately $6.0 million of money market funds and $34.6 million of cash on-hand.

        The estimated fair values of the Company's financial instruments, including its cash and cash equivalents, receivables, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The estimated fair value of the debt, at December 31, 2012, based on Level 2 inputs of recent market activity available to the Company was $380.0 million compared to the face value of $400.0 million. At December 31, 2011, the estimated fair value of the debt based on borrowing rates available to the company for similar debt was $320.0 million compared to the face value of $400.0 million.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Income Taxes

        The components of (loss) income before income taxes for the years ended December 31 were:

(in thousands)	2012	2011	2010
United States	$(43,868)	$(55,658)	$2,316
International	1,312	3,287	5,119

	$(42,556)	$(52,371)	$7,435

        The provision (benefit) for income taxes as of December 31 was:

(in thousands)	2012	2011	2010
Current
Federal	$(3,508)	$(41)	$768
State	2,763	2,607	1,649
International	618	202	1,602

	$(127)	$2,768	$4,019

Deferred
Federal	$200	$75,939	$(184)
State	—	6,326	(1,270)
International	(628)	(935)	(100)

	(428)	81,330	(1,554)

	$(555)	$84,098	$2,465

        The Company's provision (benefit) for income taxes in the years ended December 31, 2012, 2011 and 2010 was different from the amount computed by applying the statutory U.S. Federal income tax rate to (loss) income from operations before income taxes, as a result of the following:

(in thousands)	2012		2011		2010
U.S. statutory rate	$(14,895)	35.0%	$(18,331)	35.0%	$2,602	35.0%
Permanent items and foreign tax credits	(1,200)	2.8%	(363)	0.7%	277	3.7%
Uncertain tax positions	(1,404)	3.3%	1,148	(2.2)%	2,685	36.1%
Research credits	—	—	(910)	1.7%	(666)	(9.0)%
State and local taxes	(1,821)	4.3%	(1,815)	3.5%	53	0.7%
Impact of rate change on deferred taxes	(974)	2.3%	(393)	0.7%	(308)	(4.1)%
Utilization of net operating losses	—	—	—	—	(339)	(4.6)%
True-up of prior year tax	(49)	0.1%	33	(0.1)%	(1,311)	(17.6)%
Foreign tax rate differential	(455)	1.1%	(584)	1.1%	(528)	(7.1)%
Valuation allowance	20,243	(47.6)%	102,692	(196.1)%	—	—
Tax on repatriation	—	—	2,600	(5.0)%	—	—
Other	—	—	21	—%	—	—

	$(555)	1.3%	$84,098	(160.7)%	$2,465	33.1%

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Income Taxes (Continued)

        The components of deferred income tax assets (liabilities) at December 31 were:

(in thousands)	2012	2011
Deferred Tax Assets
Federal benefit of state taxes payable	$10,926	$10,311
Reserves, accruals and other	33,977	29,019
Capitalized research and development	22,320	9,536
Amortization of intangibles other than goodwill	61,131	74,744
Net operating loss carryforwards	7,851	1,381

Deferred tax assets	136,205	124,991

Deferred Tax Liabilities
Reserves, accruals and other	(1,125)	(6,457)
Customer relationships	(10,274)	(12,935)
Depreciation	(2,191)	(3,745)

Deferred tax liability	(13,590)	(23,137)
Less: Valuation allowance	(122,935)	(102,692)

	$(320)	$(838)

	2012	2011
Recorded in the accompanying consolidated balance sheet as:
Current deferred tax assets	$115	$93
Noncurrent deferred tax liability	(435)	(931)

Net deferred tax liabilities	$(320)	$(838)

        The Company files separate federal income tax returns for Lantheus MI Intermediate, Inc. and Lantheus Medical Imaging, Inc. For state tax purposes, the Company files combined tax returns with Lantheus MI Holdings, Inc. For income tax provision purposes, the Company uses the separate return method in calculating its state tax provision. As of December 31, 2012 and December 31, 2011, the Company reflects an amount payable to Lantheus MI Holdings of $85,000, respectively, for the tax benefit of losses incurred by Lantheus MI Holdings, which is included in due from parent on the consolidated balance sheets.

        The Company is currently under audit in the state of Florida for corporate income taxes. Tax years 2009-2012 remain open in the US and are open from 2008-2012 for all other jurisdictions. During the fourth quarter of 2012, the Company was contacted by several state tax jurisdictions relating to tax matters that would be subject to the Bristol-Myers Squibb Company ("BMS") indemnification agreement. It is not certain as to how these matters will be resolved. The effect on the Company's financial statements should be neutral as any changes to the Company's income tax provision will be offset by other income or expense as described below.

        As of December 31, 2012 and 2011, total liabilities for tax obligations and associated interest and penalties were $34.7 million and $34.6 million, respectively, consisting of income tax provisions for uncertain tax benefits of $15.4 million and $17.0 million, interest accruals of $16.5 million and

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Income Taxes (Continued)

$14.4 million and penalty accruals of $2.8 million and $3.2 million, respectively, which were included in other long-term liabilities on the consolidated balance sheets with the offsetting asset in other long-term assets. The total noncurrent asset related to the indemnification was $18.5 million and $18.8 million as of December 31, 2012 and 2011, respectively. Included in the 2012, 2011 and 2010 tax provision is $2.6 million, $2.4 million and $2.4 million, respectively, relating to current year interest expense, with an offsetting amount included in other income due to the indemnification related to these obligations.

        A reconciliation of the Company's changes in uncertain tax positions for 2012, 2011 and 2010 is as follows:

(in thousands)
Beginning balance of uncertain tax positions as of January 1, 2010	$18,816
Additions related to current year tax positions	1,194
Reductions related to prior year tax positions	(3,951)

Balance of uncertain tax positions as of December 31, 2010	16,059
Additions related to current year tax positions	195
Reductions related to prior year tax positions	(876)

Balance of uncertain tax positions as of December 31, 2011	15,378
Additions related to current year tax positions	301
Reductions related to prior year tax positions	—
Settlements	(651)
Lapse of statute of limitations	(1,122)

Balance of uncertain tax positions as of December 31, 2012	$13,906

        As of December 31, 2012 and 2011, the total amount of unrecognized tax benefits was $13.9 million and $15.4 million, respectively, all of which would affect the effective tax rate, if recognized. These amounts are primarily associated with domestic state tax issues, such as the allocation of income among various state tax jurisdictions, transfer pricing and U.S. federal R&D credits. Since the Company operates in a number of countries in which it has income tax treaties, it believes that it is more-likely-than-not that the Company should be able to receive competent authority relief for potential adjustments in those countries. Included in the Company's uncertain tax positions for transfer pricing exposures are $2.7 million, which is reflected within other long-term liabilities, and an offset of $1.5 million, which is reflected in other long-term assets. The tabular rollforward reflected above is net of the $1.5 million of competent authority relief.

        The statute of limitations for the 2008 U.S. tax return expired during 2012. As a result, the Company has recognized the benefit associated with the reversal of uncertain tax positions of $1.6 million and taxes payable of $2.3 million. Included in other expense is $1.3 million relating to the reduction in the indemnification receivable from BMS. Within the next twelve months, unrecognized tax benefits of $1.4 million associated with transfer pricing may be recognized due to the closing of the statute of limitations.

        In accordance with the Company's acquisition of the medical imaging business from BMS in 2008, the Company obtained a tax indemnification agreement with BMS related to certain tax obligations arising prior to the acquisition of the Company, for which the Company has the primary legal

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Income Taxes (Continued)

obligation. The tax indemnification receivable is recognized within other noncurrent assets. The changes in the tax indemnification asset are recognized within other income, net in the consolidated statement of comprehensive (loss) income. In accordance with the Company's accounting policy, the change in the tax liability and penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within the tax provision. Accordingly, as these reserves change, adjustments are included in the tax provision while the offsetting adjustment is included in other income. Assuming that the receivable from BMS continues to be considered recoverable by the Company, there is no net effect on earnings related to these liabilities and no net cash outflows.

        During the years ended December 31, 2012 and 2011, BMS, on behalf of the Company, made payments totaling $0.7 million and $0.3 million, respectively, to a number of states in connection with prior year state income tax filings. As a result of these payments, the amount due from BMS, included within other long-term assets, and the related income tax liability included within other long-term liabilities, decreased by $0.7 million and $0.5 million, respectively, which represents the total cash payments of $0.7 million and $0.3 million, in 2012 and 2011, respectively, and a reduction in the reserve of $0 and $0.2 million, respectively, representing the difference between amounts paid and amounts originally estimated.

        Undistributed earnings of the foreign subsidiaries, Australia, Canada and Puerto Rico, aggregated to $2.5 million and $13.0 million at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, the Company has recorded a deferred tax liability of $1.1 million and $2.6 million, respectively, relating to the additional tax that would be due in the U.S. upon repatriation of these earnings. Due to anticipated tax losses, the estimated current tax cost is expected to be $0.1 million associated with foreign withholding taxes.

        The Company has generated domestic pre-tax losses for the past two years. This loss history demonstrates negative evidence concerning the Company's ability to utilize its domestic gross deferred tax assets. In order to overcome the presumption of recording a valuation allowance against the deferred tax assets, the Company must have sufficient positive evidence that it can generate sufficient taxable income to utilize these deferred tax assets within the carryover or forecast period. Although the Company has no history of expiring net operating losses or other tax attributes, based on the cumulative loss incurred over the three-year period ended December 31, 2012, management determined that the net U.S. deferred tax assets are more-likely-than-not recoverable. As a result of this analysis, the Company continues to maintain a full valuation allowance against its net US deferred tax assets in the amount of $122.9 million and $102.7 million at December 31, 2012 and 2011, respectively.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Income Taxes (Continued)

        The following is a reconciliation of the Company's valuation allowance for the years ending December 31, 2012, 2011, and 2010.

Balance at January 1, 2010	$339
Charged to provision for income taxes	—
Deductions (use of net operating loss)	(339)

Balance at December 31, 2010	—
Charged to provision for income taxes	102,692
Deductions	—

Balance at December 31, 2011	102,692
Charged to provision for income taxes	20,243
Deductions	—

Balance at December 31, 2012	$122,935

        At December 31, 2012, the Company has federal and state net operating loss carryovers of $14.9 million, which begin to expire in 2031. The Company has $1.3 million of federal research credits, which begin to expire in 2029. The Company has foreign tax credits of approximately $4.7 million that will begin to expire in 2020. The Company has state research credits of $1.4 million, which will expire between 2023 and 2026. The Company has Massachusetts investment tax credits of approximately $0.4 million, which have no expiration date.

        On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act. This law extended, retroactively, various tax provisions including the research credit. Since this law was enacted after the end of the 2012 tax year, the provisions of this law are not reflected in our 2012 income tax provision. The total amount of the 2012 federal research credit is approximately $0.6 million. The effect of this credit will be reflected in the consolidated financial statements in the period the law was enacted.

        In 2010, the Company was granted a tax holiday from the Commonwealth of Puerto Rico, which expires on January 1, 2024. This grant provides for a 4% tax rate on activities relating to the operations of the Company's radiopharmacies. This grant is conditioned upon the Company meeting certain employment and investment thresholds. The impact of this tax holiday was to decrease foreign tax by approximately $0.3 million, $0.2 million and $0.2 million in 2012, 2011 and 2010, respectively.

5. Inventory

        The Company includes within current assets the amount of inventory that is estimated to be utilized within twelve months. Inventory that will be utilized after twelve months is classified within other long-term assets.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Inventory (Continued)

        Inventory, classified in inventory or other long-term assets, consisted of the following:

(in thousands)	December 31, 2012	December 31, 2011
Raw materials	$7,573	$7,755
Work in process	5,019	2,615
Finished goods	5,456	4,395

Inventory	18,048	14,765
Other long-term assets	2,090	11,249

Total	$20,138	$26,014

        At December 31, 2012, inventories reported as other long-term assets included $1.5 million of raw materials and $0.6 million of finished goods. At December 31, 2011, other long-term assets included $10.7 million of raw materials and $0.5 million of finished goods.

        The Company's Ablavar product was commercially launched in January 2010. The revenues for this product through December 31, 2012 have not been significant. At December 31, 2012 and 2011, the balances of inventory on-hand reflect approximately $2.8 million and $12.2 million, respectively, of finished products and raw materials related to Ablavar. At December 31, 2012 and 2011, approximately $2.1 million and $11.2 million, respectively, of Ablavar inventory were included in long-term assets. LMI entered into an agreement with a supplier to provide Active Pharmaceutical Ingredient ("API") and finished products for Ablavar under which LMI is required to purchase future minimum quantities. The supply agreement was amended during October 2011 to extend the term of the agreement from September 30, 2012 until September 30, 2014, reduce the amount of API LMI is obligated to purchase over the term of the agreement, and increase the amount of finished drug product LMI is obligated to purchase over the term of the agreement. At December 31, 2012, the remaining purchase commitment under the amended agreement was approximately $9.4 million. The Company has recorded a contract loss of $7.5 million associated with this future purchase commitment at December 31, 2012. The Company records the inventory when it takes delivery, at which time the Company assumes title and risk of loss.

        Prior to the issuance of the June 30, 2011 and December 31, 2011 financial statements, the Company performed an analysis of its expected future sales of its Ablavar product and recorded an inventory write-down to cost of goods sold of $13.5 million and $12.3 million in the second and fourth quarters of 2011, respectively, which represented the cost of Ablavar finished good product and API that the Company does not believe it will be able to sell prior to its expiration. The Company completed updated sales forecasts for Ablavar based on actual sales through June 30, 2011 and December 31, 2011 in consideration of its supply agreement for API. Based on the updated sales forecasts, coupled with the aggregate six-year shelf life of API and finished goods, the Company recorded in cost of goods sold a loss of $1.9 million and $3.7 million in the second and fourth quarters of 2011, respectively, for the loss associated with the portion of the committed purchases of Ablavar product that the Company did not believe it would be able to sell prior to its expiration. Additionally, the Company determined that its write-down of Ablavar inventory during the six months ended June 30, 2011 represented an event that warranted assessment of the intellectual property associated with Ablavar for its recoverability and concluded that the intellectual property was not recoverable and

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Inventory (Continued)

in the second quarter of 2011, recorded in cost of goods sold an impairment of this intangible asset of $23.5 million. See Note 8, "Intangibles, net."

        Prior to the issuance of the September 30, 2012 financial statements, the Company implemented a reduction in the sales force dedicated to Ablavar. The Company performed an analysis of expected future sales of its Ablavar product, based on an updated sales forecast reflecting the reduction in sales force personnel dedicated to Ablavar, and recorded in the third quarter of 2012, to cost of goods sold, an inventory write-down of $10.6 million and a reserve of $1.9 million associated with the portion of the committed purchases of Ablavar product that the Company does not believe it will sell prior to expiry.

        If the Company does not meet its current sales goals or cannot sell the product it has committed to purchase prior to its expiration, the Company could incur additional inventory write-downs and/or losses on its purchase commitments.

6. Property, Plant and Equipment, net

        Property, plant and equipment consisted of the following at December 31:

(in thousands)	2012	2011
Land	$22,450	$22,450
Buildings	64,649	64,029
Machinery, equipment and fixtures	63,503	65,648
Construction in progress	7,331	4,383
Accumulated depreciation	(48,360)	(44,058)

Property, plant and equipment, net	$109,573	$112,452

        Depreciation expense related to property, plant and equipment was $9.7 million, $12.9 million and $11.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        Included within machinery, equipment and fixtures are spare parts of approximately $2.7 million and $2.8 million as of December 31, 2012 and 2011, respectively. Spare parts include replacement parts relating to plant and equipment and are either recognized as an expense when consumed or re-classified and capitalized as part of the related plant and equipment and depreciated over a time period not exceeding the useful life of the related asset.

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Asset Retirement Obligations (Continued)

        The following is a reconciliation of the Company's asset retirement obligations for the years ended December 31, 2012, 2011 and 2010:

(in thousands)
Balance at January 1, 2010	$3,746
Capitalization	191
Accretion expense	435

Balance at December 31, 2010	4,372
Capitalization	—
Accretion expense	496

Balance at December 31, 2011	4,868
Capitalization	—
Net decrease due to changes in estimated future cash flows	(5)
Accretion expense	553

Balance at December 31, 2012	$5,416

8. Intangibles, net

        Intangibles, net consisted of the following:

	December 31, 2012
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$20,743	$32,647	8 years	Straight-line
Customer relationships	114,000	83,385	30,615	19 years	Accelerated
Other patents	42,780	39,240	3,540	2 years	Straight-line

	$210,170	$143,368	$66,802

	December 31, 2011
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$13,779	$39,611	16 years	Straight-line
Customer relationships	113,480	74,575	38,905	19 years	Accelerated
Other patents	42,780	38,547	4,233	2 years	Straight-line

	$209,650	$126,901	$82,749

        On April 6, 2009, the Company acquired the U.S., Canadian and Australian territory rights to a Gadolinium-based blood pool contrast agent, Ablavar (formerly known as Vasovist), from EPIX Pharmaceuticals for an aggregate purchase price of $32.6 million, including drug product and active pharmaceutical ingredient inventory. Ablavar was approved by the U.S. Food and Drug Administration ("FDA") in December 2008 and commercially launched by the Company in early January 2010 after final FDA approval of its product label. In June 2010, the Company acquired the remaining world

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Intangibles, net (Continued)

rights to Ablavar. The Company determined that the write-down of Ablavar inventory in the fourth quarter of 2010 represented an event that warranted assessment of the $24.6 million Ablavar patent portfolio for its recoverability. See Note 5, "Inventory." Based on the Company's estimate of future undiscounted cash flows associated with the Ablavar product as of December 31, 2010, the Company concluded the patent portfolio was recoverable by a narrow margin. During the interim periods subsequent to December 31, 2010, the Company monitored the recoverability of the Ablavar patent portfolio. Prior to the issuance of the Company's June 30, 2011 financial statements, the Company completed an update of its sales forecast based on actual sales results through June 30, 2011 and its forecasted Ablavar sales activity. The Company, using its revised sales forecast, conducted an impairment analysis as of June 30, 2011 and concluded that the estimate of future undiscounted cash flows associated with the Ablavar product did not exceed the carrying amount of the asset and therefore, the asset would need to be written down to its fair value. In order to calculate the fair value of the Ablavar patent portfolio asset, the Company estimated the future discounted cash flows associated with the Ablavar product and as a result of this analysis, recorded an impairment charge of $23.5 million to adjust the carrying value to its fair value of zero. This expense was recorded within cost of goods sold in the accompanying consolidated statement of comprehensive (loss) income.

        In the first quarter of 2012, the Company reviewed the estimated useful life of certain of its trademarks. As a result of utilizing the most recent forecasted data, the Company revised its estimate of the remaining useful life of one of its trademarks from eleven to five years, which increased the amortization expense by $3.5 million during the year ended December 31, 2012.

        The Company recorded amortization expense for its intangible assets of $16.1 million, $18.5 million and $22.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        Expected future amortization expense related to the intangible assets is as follows (in thousands):

Years ended December 31,
2013	$14,471
2014	13,183
2015	11,506
2016	10,749
2017	3,731
2018 and thereafter	13,162

$66,802

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Accrued Expenses

        Accrued expenses are comprised of the following at December 31:

(in thousands)	2012	2011
Compensation and benefits	$5,351	$5,501
Accrued interest	5,040	4,886
Accrued professional fees	1,628	1,927
Research and development services	3,205	2,100
Freight, distribution and operations	3,633	2,462
Accrued loss on firm purchase commitment	7,469	954
Marketing expense	1,168	1,104
Accrued rebates, discounts and chargebacks	1,542	1,356
Other	653	659

	$29,689	$20,949

        As of December 31, 2012 and 2011, the Company accrued a contract loss of $7.5 million and $5.6 million, respectively, associated with the portion of the committed purchases of Ablavar product from the Company's supplier that the Company did not believe it would sell prior to expiry. At December 31, 2012, $7.5 million was included in accrued expenses. At December 31, 2011, $1.0 million was included in accrued expenses and $4.6 million was included in other long-term liabilities.

        On March 1, 2012, the Company took action to reduce its workforce in an effort to reduce costs and increase operating efficiency, which resulted in approximately $0.5 million charge to the consolidated statement of comprehensive (loss) income during the first quarter of 2012. All amounts for severance and other associated costs have been paid as of December 31, 2012.

        During October 2012, the Company implemented a reduction in the sales force dedicated to Ablavar, which resulted in a $0.2 million charge to the consolidated statement of comprehensive (loss) income during the fourth quarter of 2012. At December 31, 2012, the amount included in accrued compensation and benefits totaled $48,000.

10. Financing Arrangements

        On March 21, 2011, LMI issued $150.0 million of New Restricted Notes. The New Restricted Notes were issued at a price of 101.50% and were issued as additional debt securities under the Indenture pursuant to which LMI previously issued $250.0 million in aggregate principal amount of 9.750% Senior Notes due 2017. The New Restricted Notes were issued with the same terms and conditions as the Senior Notes, except that the New Restricted Notes were subject to a separate registration rights agreement. The New Notes and the Senior Notes, or together, the Notes, vote as one class under the Indenture. As a result of the issuance of the New Restricted Notes, LMI has $400.0 million in aggregate principal amount of Notes outstanding. The Notes bear interest at a rate of 9.750% per year, payable on May 15 and November 15 of each year, beginning May 15, 2011 with respect to the New Restricted Notes. Interest on the Senior Notes accrued from November 15, 2010. The Notes mature on May 15, 2017. The net proceeds of the Senior Notes were used to repay $77.9 million due under LMI's then outstanding credit agreement and to pay a $163.8 million dividend to Holdings to repay a $75.0 million demand note it issued and for Holdings to repurchase $90.0 million of its Series A Preferred Stock at the accreted value. The net proceeds of the New

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Financing Arrangements (Continued)

Restricted Notes were used to pay a $150.0 million dividend to Holdings, which it used to fully redeem the balance of its Series A Preferred Stock at the accreted value of $44.0 million and to pay a $106.0 million dividend to the holders of its common securities and stock options. In conjunction with the issuance of the New Restricted Notes, LMI also made a cash payment of $3.75 million to the Holders of the Senior Notes in exchange for the Holders of the Senior Notes consent to amend the Indenture to modify the restricted payments covenant to provide for additional restricted payment capacity in order to accommodate the dividend payment. The premium of $2.25 million and the consent fee of $3.75 million were capitalized and are being amortized over the term of the Notes as an adjustment to interest expense. All of the Notes have been registered with the Securities and Exchange Commission.

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

        At any time prior to May 15, 2014, LMI may also redeem all or any part of the Notes, with notice, at a redemption price equal to 100% of the principal amount thereof of the Notes redeemed plus the applicable premium (as defined in the Indenture) as of, and accrued and unpaid interest and additional interest (as defined in the Indenture), if any, to, but not including, the redemption date, subject to the rights of holders of record on the relevant record date to receive interest due on the relevant interest payment date.

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

Revolving Line of Credit

        In connection with the issuance of the New Restricted Notes and subsequently thereafter, certain covenants and interest rates under LMI's original $42.5 million revolving facility (the "Facility") were modified as disclosed below, including as of March 25, 2013 a reduction of committed availability for total borrowings under the Facility to $35 million. The Facility contains an unused line of credit fee of 0.75%, which is payable quarterly. The Facility expires on May 10, 2014, at which time all outstanding borrowings are due and payable.

        At December 31, 2012 and 2011, there was no outstanding balance under the Facility, other than the $8.8 million unfunded Standby Letter of Credit, and the aggregate borrowing capacity at the time was $33.7 million and $42.5 million, respectively.

        On February 3, 2012, the Company entered into an unfunded Standby Letter of Credit for up to $4.4 million. On April 11, 2012, the unfunded Standby Letter of Credit was increased to $8.8 million, which decreased the borrowing availability under the Facility to an aggregate of $33.7 million. The unfunded Standby Letter of Credit bears interest at an annual rate of 4.00%, which is payable quarterly, and is automatically renewed for a one year period at each anniversary date, unless the Company elects not to renew in writing within 60 days prior to such expiration. The unfunded Standby Letter of Credit will expire on February 2, 2014.

Covenants

        The Notes and the Facility each contain separate affirmative and negative covenants, as well as restrictions on the ability of Lantheus Intermediate (in the case of the Facility), LMI and LMI's subsidiaries (in the case of the Notes and the Facility), to: (i) incur additional indebtedness or issue preferred stock; (ii) repay subordinated indebtedness prior to its stated maturity; (iii) pay dividends on, repurchase or make distributions in respect of its capital stock or make other restricted payments; (iv) make certain investments; (v) sell certain assets; (vi) create liens; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company's assets; and (viii) enter into certain transactions with the Company's affiliates. The Notes contain customary events of default provisions, including payment default and cross-acceleration for non-payment of any outstanding indebtedness, where such indebtedness exceeds $10.0 million. The Facility also contains customary default provisions and the Company is required to comply with financial covenants in the Facility including a total leverage ratio and interest coverage ratio, beginning with the quarter ended September 30, 2010, as well as limitations on the amount of capital expenditures. The financial ratios are driven by the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") and other adjustments as defined in the Facility ("Facility EBITDA"). On January 26, 2012 and October 11, 2012, the Company executed amendments to the Facility which revised the financial covenants, certain definitions used to calculate compliance with those covenants and the definition of annualized EBITDA from a trailing twelve month basis to an annualized basis beginning in the first quarter of 2013. On March 25, 2013, the Company executed an additional amendment to the Facility which, (i) reduced the

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Financing Arrangements (Continued)

committed availability for total borrowings under the Facility from $42.5 million to $35 million, (ii) set the interest rate at LIBOR plus 4.75% or the Reference Rate (as defined in the agreement) plus 3.75%, and (iii) further modified the financial covenants and certain definitions used to calculate compliance with those covenants. The revised financial covenants, as amended, are set forth in the table below.

Revolving Credit Facility Financial Covenants

Period	Total Leverage Ratio	Interest Coverage Ratio
Q3 2012	7.25 to 1.00	1.20 to 1.00
Q4 2012	8.00 to 1.00	1.20 to 1.00
Q1 2013	8.80 to 1.00	1.10 to 1.00
Q2 2013	10.0 to 1.00	1.00 to 1.00
Q3 2013	8.20 to 1.00	1.25 to 1.00
Q4 2013	7.50 to 1.00	1.40 to 1.00
Q1 2014	7.00 to 1.00	1.45 to 1.00
Thereafter	7.00 to 1.00	1.45 to 1.00

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

        In connection with the January 26, 2012 and October 11, 2012 amendments to the Facility, LMI incurred approximately $0.2 million in fees and expenses associated with each amendment, and in connection with the March 25, 2013 amendments, LMI incurred approximately $0.1 million in fees and expenses associated with the amendment. These fees are being amortized over the remaining life of the Facility using the straight-line method and are included in interest expense in the accompanying consolidated statements of comprehensive (loss) income.

11. Stockholder's Equity

        As of December 31, 2012 and 2011, the authorized capital stock of the Company consisted of 10,000 shares of voting common stock with a par value of $0.001 per share and 1 share outstanding.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Stock-Based Compensation

        The Company's employees are eligible to receive awards from Holdings' 2008 Equity Incentive Plan (the "2008 Plan"). The 2008 Plan is administered by the Holdings Board of Directors. The 2008 Plan permits the granting of nonqualified stock options, stock appreciation rights (or SARs), restricted stock and restricted stock units to employees, officers, directors and consultants of Holdings or any subsidiary of Holdings (including Intermediate and LMI). The maximum number of shares that may be issued pursuant to awards under the 2008 Plan at December 31, 2012 is 4,974,230. Option awards are granted with an exercise price equal to the fair value of Holdings' stock at the date of grant, as determined by the Board of Directors of Holdings. Time based option awards vest based on time, either four or five years, and performance based option awards vest based on the performance criteria specified in the grant. All option awards have a ten year contractual term. The Company recognizes compensation costs for its time based awards on a straight-line basis equal to the vesting period. The compensation cost for performance based awards is recognized on a graded vesting basis, based on the probability of achieving the performance targets over the requisite service period for the entire award. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historic volatility of a selected peer group. Expected dividends represent the dividends expected to be issued at the date of grant. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate assumption is the seven-year U.S. Treasury rate at the date of the grant which most closely resembles the expected life of the options.

        The Company uses the following Black-Scholes inputs to determine the fair value of new stock option grants.

	Years Ended December 31,
	2012	2011	2010
Expected volatility	36 - 41%	33 - 40%	36 - 39%
Expected dividends	—	—	—
Expected life (in years)	5.5 - 6.5	6.5	6.5
Risk-free interest rate	0.7 - 1.4%	1.9 - 2.9%	2.2 - 3.3%

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Stock-Based Compensation (Continued)

        A summary of option activity for 2012 is presented below:

	Time Based	Performance Based	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,287,600	1,307,538	3,595,138	$2.90	6.4	$22,787,000
Options granted	185,500	140,500	326,000	8.10
Options cancelled	(56,900)	(18,169)	(75,069)	5.15
Options exercised	(16,500)	(4,720)	(21,220)	4.69
Options forfeited and expired	(73,350)	(422,201)	(495,551)	4.54

Outstanding at December 31, 2012	2,326,350	1,002,948	3,329,298	$3.11	5.6	$15,336,000

Vested and expected to vest at December 31, 2012	2,313,439	988,999	3,302,438	$3.06	5.6	$15,333,000

Exercisable at December 31, 2012	1,919,950	815,449	2,735,399	$2.20	5.1	$14,629,000

        The weighted average grant-date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $3.29, $4.05 and $4.48, respectively. During the years ended December 31, 2012, 2011 and 2010, 710,139, 362,300 and 465,370 options vested, respectively, with an aggregate fair value of approximately $1.0 million, $0.4 million and $0.5 million, respectively.

        During the years ended December 31, 2012, 2011 and 2010, 21,220, 14,650 and 15,000 stock options, respectively, were exercised on a cashless basis for which 9,085, 4,629 and 12,076 shares of common stock, respectively, were issued. The intrinsic value for the options exercised during the years ended December 31, 2012, 2011 and 2010, was approximately $75,000, $46,000 and $0.1 million, respectively.

        Stock-based compensation expense (income) for both time based and performance based awards was recognized in the consolidated statements of comprehensive (loss) income as follows:

	Years Ended December 31,
(in thousands)	2012	2011	2010
Cost of goods sold	$79	$2	$37
General and administrative	982	58	253
Sales and marketing	111	(1,064)	1,114
Research and development	68	35	230

Total stock-based compensation (income) expense	$1,240	$(969)	$1,634

        Stock-based compensation expense (income) recognized in the consolidated statement of comprehensive (loss) income for the years ended December 31, 2012, 2011, and 2010 are based on awards ultimately expected to vest as well as any changes in the probability of achieving certain performance features as required. During the year ended December 31, 2012, the Company recognized

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Stock-Based Compensation (Continued)

approximately $0.6 million of stock-based compensation expense associated with the modification of three option agreements, two of which were effectuated in the first quarter of 2012 and one of which was effectuated in the third quarter of 2012. The modifications of these awards affected the vesting terms of the awards, allowing vesting to continue beyond the last day of employment, so long as the option holders, whom are no longer employees, continue to provide services to the Company or Avista Capital Partners, the majority stockholder of the Company's ultimate parent, as applicable. The Company will remeasure the fair value of these options at each reporting period until the services are completed.

        The Company used the following Black-Scholes inputs to determine the fair value of stock options that were modified during the quarter ended March 31, 2012 and the quarter ended September 30, 2012. There were no stock option modifications during the quarters ended June 30, 2012 and December 31, 2012 or during the year ended December 31, 2011.

	Three Months Ended March 31, 2012	Three Months Ended September 30, 2012
Expected volatility	30 - 36%	31%
Expected dividends	—	—
Expected term (in years)	0.3 - 3.5	3.3
Risk-free interest rate	0.3 - 0.8%	0.3%

        The Company used the following Black-Scholes inputs to remeasure the fair value of stock options that were modified during 2012 as of December 31, 2012.

Expected volatility	30.0%
Expected dividends	—
Expected term (in years)	2.5
Risk-free interest rate	0.3%

        Upon termination of employee services, the Company has the right to call shares held by employees that were purchased or acquired through option exercise. As a result of this right, upon termination of service, vested stock-based awards are reclassified to liability based awards until the period of probable exercise has lapsed. There were no stock-based liabilities as of December 31, 2012 and 2011. There were no liability awards paid out during the years ended December 31, 2012 and 2011. The total of all stock-based liability awards paid out during 2010 was approximately $84,000. The Company recorded a benefit of approximately $1.0 million in the three month period ended March 31, 2011 related to 2010 liability awards which expired during the period.

        The Company did not recognize an income tax benefit for the years ended December 31, 2012 and 2011. For the year ended December 31, 2010, the Company recognized an income tax benefit of $46,000. As of December 31, 2012, there was approximately $1.1 million of total unrecognized compensation costs related to non-vested stock options granted under the 2008 Plan. These costs are expected to be recognized over a weighted-average remaining period of 0.5 years. In addition, performance based awards contain certain contingent features, such as change in control provisions, which allow for the vesting of previously forfeited and unvested awards. As of December 31, 2012, there was approximately $1.2 million of unrecognized compensation expense relating to these features, which could be recognized through 2018 or longer.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Other (Expense) Income, net

        Other income, net consisted of the following:

	Years Ended December 31,
(in thousands)	2012	2011	2010
Foreign currency (losses)	$(579)	$(156)	$(209)
Tax indemnification income	346	1,380	1,250
Other income	189	205	273

Total other (expense) income, net	$(44)	$1,429	$1,314

14. Commitments

        The Company leases certain buildings, hardware and office space under operating leases. In addition, the Company has entered into purchasing arrangements in which minimum quantities of goods or services have been committed to be purchased on an annual basis.

        Minimum lease and purchase commitments under noncancelable arrangements are as follows (in thousands):

Years ended December 31,	Operating Leases	Other	Total
2013	$990	$9,450	$10,440
2014	965	—	965
2015	588	—	588
2016	379	—	379
2017	289	—	289
2018 and thereafter	514	—	514

	$3,725	$9,450	$13,175

        Lease expense was $1.0 million, $1.0 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The Company has an agreement with a supplier to provide API and finished products for Ablavar under which LMI is required to purchase future minimum quantities through September 30, 2014. Annual purchases under this supply agreement were $1.7 million, $24.8 million and $15.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, there were no unpaid purchases under this agreement that were included in accounts payable and accrued expenses. As described in Note 9, "Accrued Expenses", the Company had accrued a contract loss of $7.5 million and $5.6 million at December 31, 2012 and 2011, respectively, associated with the portion of the committed purchases of Ablavar product under this agreement that the Company does not believe it would sell prior to expiry.

        On October 19, 2012, the Company entered into Amendment No. 2, effective as of October 15, 2012, to the Nordion Molybdenum-99 Purchase and Supply Agreement, dated April 1, 2010. Beginning November 1, 2012, LMI is committed to purchasing a supply of Moly based upon a volume percentage of LMI's total requirement through December 2015 at a fixed and determinable price. The Company has excluded these future purchase commitments from the table above since there are no minimum

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Commitments (Continued)

purchase commitments or payments under this agreement. Annual purchases under this agreement were $49.7 million, $59.4 million and $30.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, $4.0 million and $6.8 million, respectively, of purchases were included in accounts payable and accrued expenses.

        On October 1, 2012, the Company entered into Amendment No. 3, effective as of October 1, 2012, to the NTP Sales Agreement, dated April 1, 2009. Beginning October 1, 2012, LMI is committed to purchasing a supply of Moly based upon a volume percentage of LMI's total requirement through December 2017 at a fixed and determinable price. The Company has excluded these future purchase commitments from the table above since there are no minimum purchase commitments or payments under this agreement. Annual purchases under this agreement were $16.5 million, $15.0 million and $35.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, $1.4 million and $1.8 million, respectively, of purchases were included in accounts payable and accrued expenses.

        On November 30, 2012, the Company entered into an Amended and Restated Manufacture and Supply Agreement, effective as of January 1, 2012 for the purchase of lead casing mainly for TechneLite generators. Beginning January 1, 2012, LMI is committed to purchasing a supply of lead product based upon a volume percentage of LMI's total requirement through December 2014 at a variable price. The Company has excluded these future purchase commitments from the table above since there are no minimum purchase commitments or payments under this agreement. Purchases under this agreement were $4.2 million for the year ended December 31, 2012. At December 31, 2012, $0.2 million of purchases were included in accounts payable and accrued expenses.

        During 2012, the Company entered into manufacturing and supply agreements with JHS for the manufacture of DEFINITY, Cardiolite and Neurolite. When JHS has been approved by the FDA to manufacture a specific product (for example, in February 2013, the FDA informed the Company that the JHS facility was approved to manufacture DEFINITY), the Company then becomes subject to percentage volume commitments based on LMI's total requirement for each of the products. There are no minimum purchase commitments or payments under these agreements. The manufacturing and supply agreements with JHS currently expire in 2017. The percentage volume purchase commitments were not yet effective at December 31, 2012.

15. 401(k) Plan

        The Company maintains a qualified 401(k) plan (the "401(k) Plan") for its U.S. employees. The 401(k) Plan covers U.S. employees who meet certain eligibility requirements. Under the terms of the 401(k) Plan, the employees may elect to make tax-deferred contributions through payroll deductions within statutory and plan limits, and the Company may elect to make non-elective discretionary contributions. During the years ended December 31, 2011 and 2010, the Company matched employee contributions up to 4.5% of eligible compensation and did not contribute an additional non-elective discretionary match. Effective April 2012, the employer match was suspended and was subsequently reinstated in January 2013. The Company did not contribute any additional non-elective discretionary match during the year ended December 31, 2012. The Company may also make optional contributions to the 401(k) Plan for any plan year at its discretion. Expense recognized by the Company for matching contributions related to the 401(k) Plan was $0.4 million, $1.9 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

        On December 16, 2010, LMI filed suit against one of its insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply shortage. The claim is the result of the shutdown of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010 due to a "heavy water" leak in the reactor vessel. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. On April 4, 2011, the parties had their first pre-trial conference in United States District Court for the Southern District of New York, and discovery has commenced and is continuing. The Company cannot be certain what amount, if any, or when, if ever, it will be able to recover for business interruption losses related to this matter.

17. Related Party Transactions

        At December 31, 2011, LMI had an outstanding receivable from Holdings in the amount of $1.3 million, which was included in due from parent. In the third quarter of 2012, LMI reclassified the then outstanding receivable from Holdings of $1.2 million to stockholder's deficit since Holdings did not and continues to not have assets sufficient to repay amounts due to LMI. The outstanding receivable from Holdings at December 31, 2012 was $1.4 million.

        In the third quarter of 2012, the Company entered into a Master Contract Research Organization Services Agreement with INC Research, LLC ("INC") to provide clinical development services in connection with the flurpiridaz F 18 Phase 3 program. Avista Capital Partners and certain affiliates are principal owners of both INC and the Company. The agreement has a term of five years, and the Company incurred costs associated with this agreement of approximately $0.9 million during the year ended December 31, 2012. At December 31, 2012, $0.5 million was included in accounts payable and accrued expenses.

        Avista, the majority shareholder of LMI Holdings, provides certain advisory services to the Company pursuant to an advisory services and monitoring agreement. The Company is required to pay an annual fee of $1.0 million and other reasonable and customary advisory fees, as applicable, paid on a quarterly basis. The initial term of the agreement is seven years. Upon termination, all remaining amounts owed under the agreement shall become due immediately. During the years ended December 31, 2012, 2011 and 2010, the Company incurred costs associated with this agreement totaling $1.0 million, $1.0 million and $1.1 million, respectively. At December 31, 2012, $20,000 was included in accounts payable and accrued expenses. At December 31, 2011, there were no outstanding amounts owed.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

17. Related Party Transactions (Continued)

        Effective as of June 30, 2009, the Company entered into a Master Services Agreement with Quintiles Commercial US, Inc. ("Quintiles") (formerly known as Innovex Inc.) to provide a contract sales force in connection with the launch and promotion of Ablavar. The Company incurred costs associated with this contract of approximately $3.3 million for the year ended December 31, 2010. The Master Services Agreement was extended on June 11, 2010 and was terminated as of December 31, 2010. A son of the Company's former Chairman of the Board was a Director of Business Development for Quintiles during part of the term of the agreement. He left Quintiles in June 2010 prior to the contract extension and renegotiation.

        In March 2010, the Company engaged a tax and financial services consulting firm to advise the Company on compliance requirements under the Sarbanes-Oxley Act. During the years ended December 31, 2012, 2011 and 2010, the Company incurred costs associated with this engagement of approximately $69,000, $0.1 million and $0.2 million, respectively. A son of the Company's former Chief Financial Officer is a partner of the consulting firm. As of December 31, 2012, this firm is no longer a related party to the Company.

        The Company purchases inventory supplies from VWR Scientific ("VWR"). Avista Capital Partners and certain affiliates are principal owners of both VWR and the Company. The Company made purchases of approximately $0.3 million during each of the years ended December 31, 2012, 2011 and 2010. At December 31, 2012 and 2011, $19,000 and $49,000, respectively, was included in accounts payable and accrued expenses.

        At December 31, 2012, the Company had $0.1 million due from an officer of the Company included in accounts receivable, net. These amounts represent federal and state tax withholdings paid by the Company on behalf of the officer.

18. Segment Information

        The Company reports two operating segments, U.S. and International, based on geographic customer base. The results of these operating segments are regularly reviewed by our chief operating decision maker, the President and Chief Executive Officer. The Company's segments derive revenues through the manufacturing, marketing, selling and distribution of medical imaging products, focused primarily on cardiovascular diagnostic imaging. The U.S. segment comprises 72.9%, 75.3% and 74.8% of consolidated revenues in 2012, 2011 and 2010, respectively, and 86.7% and 85.5% of consolidated assets at December 31, 2012 and 2011, respectively. All goodwill has been allocated to the U.S. operating segment.

        Included in Cardiolite revenues are branded Cardiolite and generic sestamibi revenues, some of which is produced by the Company and some of which is procured from time to time from third parties. Reflected in the 2011 table below, is the reclassification of $0.8 million of generic sestamibi revenues from "Other" revenues to "Cardiolite" revenues to conform with the current period presentation. In addition, in 2011 the Company incorrectly included $102.0 million of intangible assets within the December 31, 2011 "Long-lived assets" segment disclosure below. The Company has restated the December 31, 2011 "Long-lived assets" segment disclosure to remove these intangible assets to conform with the current period presentation.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

18. Segment Information (Continued)

        Selected information for each business segment are as follows (in thousands):

(in thousands)	2012	2011	2010
Revenues
U.S.	$229,926	$291,344	$295,352
International	78,094	87,927	89,210

Total revenue, including inter-segment	308,020	379,271	384,562
Inter-segment revenue	(19,915)	(22,979)	(30,606)

	$288,105	$356,292	$353,956

Revenues from external customers
U.S.	$210,011	$268,365	$264,746
International	78,094	87,927	89,210

	$288,105	$356,292	$353,956

Revenues by product
DEFINITY	$51,431	$68,503	$59,968
TechneLite	114,249	131,241	122,044
Cardiolite	34,995	66,127	77,422
Xenon	30,075	26,761	19,931
Other	57,355	63,660	74,591

	$288,105	$356,292	$353,956

Geographical revenue
U.S.	$210,011	$268,365	$264,746
Canada	37,017	42,366	42,225
All other	41,077	45,561	46,985

	$288,105	$356,292	$353,956

Operating income/(loss)
U.S.	$(11,104)	$(25,881)	$16,953
International	9,820	12,767	12,952

Total operating income, including inter-segment	(1,284)	(13,114)	29,905
Inter-segment operating income (loss)	534	(3,361)	(511)

Operating (loss) income	(750)	(16,475)	29,394
Interest expense	(42,014)	(37,658)	(20,395)
Loss on early extinguishment of debt	—	—	(3,057)
Interest income	252	333	179
Other (expense) income, net	(44)	1,429	1,314

(Loss) income before income taxes	$(42,556)	$(52,371)	$7,435

Depreciation and amortization
U.S.	$23,918	$28,912	$30,767
International	3,484	3,850	4,434

	$27,402	$32,762	$35,201

Capital expenditures
U.S.	$7,353	$7,100	$7,005
International	567	594	1,330

	$7,920	$7,694	$8,335

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

18. Segment Information (Continued)

	2012	2011
Assets
U.S.	$279,808	$306,615
International	43,118	52,189

	$322,926	$358,804

	2012	2011
Long-lived assets
U.S.	$101,773	$103,500
International	7,800	8,952

	$109,573	$112,452

19. Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Fiscal Year	Charge to Costs and Expenses (Recovery of write-offs)	Deductions From Reserves	Balance at End of Fiscal Year
Year ended December 31, 2012:
Allowance for doubtful accounts	$462	$(117)	$(44)	$301
Year ended December 31, 2011:
Allowance for doubtful accounts	$796	$301	$(635)	$462
Year ended December 31, 2010:
Allowance for doubtful accounts	$738	$394	$(336)	$796

        Amounts charged to deductions from reserves represent the write-off of uncollectible balances.

20. Guarantor Financial Information

        The Notes are guaranteed by Lantheus Intermediate and Lantheus MI Real Estate, LLC, one of Lantheus Intermediate's consolidated subsidiaries (the "Guarantor Subsidiary"). The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheet information as of December 31, 2012 and 2011, and comprehensive (loss) income and cash flow information for the years ended December 31, 2012, 2011 and 2010 for Lantheus Intermediate, LMI, the Guarantor Subsidiary and Lantheus Intermediate's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of Lantheus Intermediate in LMI and Lantheus Intermediate's investment in the Guarantor Subsidiary and Non-Guarantor Subsidiaries using the equity method of accounting.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Guarantor Financial Information (Continued)

Consolidating Balance Sheet Information
December 31, 2012

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Assets:
Current assets
Cash and cash equivalents	$—	$17,635	$—	$13,960	$—	$31,595
Accounts receivable, net	—	30,218	—	11,162	—	41,380
Intercompany accounts receivable	—	1,992	—	—	(1,992)	—
Inventory	—	15,417	—	2,631	—	18,048
Income tax receivable	—	291	—	445	—	736
Deferred tax assets	—	—	—	115	—	115
Other current assets	—	2,596	—	347	—	2,943

Total current assets	—	68,149	—	28,660	(1,992)	94,817
Property, plant and equipment, net	—	78,578	23,195	7,800	—	109,573
Capitalized software development costs, net	—	2,230	—	4	—	2,234
Intangibles, net	—	60,370	—	6,432	—	66,802
Goodwill	—	15,714	—	—	—	15,714
Deferred financing costs	—	11,372	—	—	—	11,372
Investment in subsidiaries	(174,353)	58,166	—	—	116,187	—
Other long-term assets	—	22,192	—	222	—	22,414

Total assets	$(174,353)	$316,771	$23,195	$43,118	$114,195	$322,926

Liabilities and (deficit) equity:
Current liabilities
Accounts payable	$—	$16,835	$—	$2,110	$—	$18,945
Intercompany accounts payable	—	—	—	1,992	(1,992)	—
Accrued expenses	—	26,592	—	3,097	—	29,689
Deferred revenue	—	7,229	—	91	—	7,320

Total current liabilities	—	50,656	—	7,290	(1,992)	55,954
Asset retirement obligations	—	5,268	—	148	—	5,416
Long-term debt, net	—	398,822	—	—	—	398,822
Deferred tax liability	—	—	—	435	—	435
Other long-term liabilities	—	36,378	—	274	—	36,652

Total liabilities	—	491,124	—	8,147	(1,992)	497,279
(Deficit) equity	(174,353)	(174,353)	23,195	34,971	116,187	(174,353)

Total liabilities and (deficit) equity	$(174,353)	$316,771	$23,195	$43,118	$114,195	$322,926

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Guarantor Financial Information (Continued)

Consolidating Balance Sheet Information
December 31, 2011

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Assets:
Current assets
Cash and cash equivalents	$—	$20,474	$—	$20,133	$—	$40,607
Accounts receivable, net	—	27,872	—	12,128	—	40,000
Intercompany accounts receivable	—	1,414	—	—	(1,414)	—
Inventory	—	12,269	—	2,496	—	14,765
Deferred tax assets	—	—	—	93	—	93
Other current assets	—	2,349	—	313	—	2,662

Total current assets	—	64,378	—	35,163	(1,414)	98,127
Property, plant and equipment, net	—	80,225	23,275	8,952	—	112,452
Capitalized software development costs, net	—	3,575	—	7	—	3,582
Intangibles, net	—	74,775	—	7,974	—	82,749
Goodwill	—	15,714	—	—	—	15,714
Deferred tax assets	—	—	—	—	—	—
Deferred financing costs	—	13,141	—	—	—	13,141
Investment in subsidiaries	(133,203)	66,983	—	—	66,220	—
Due from parent	—	1,286	—	—	—	1,286
Other long-term assets	—	31,659	—	94	—	31,753

Total assets	$(133,203)	$351,736	$23,275	$52,190	$64,806	$358,804

Liabilities and (deficit) equity:
Current liabilities
Accounts payable	$—	$19,738	$—	$2,272	$—	$22,010
Intercompany accounts payable	—	—	—	1,414	(1,414)	—
Accrued expenses	—	17,780	—	3,169	—	20,949
Income tax payable	—	1,595	—	(113)	—	1,482
Deferred tax liability	—	—	—	—	—	—
Deferred revenue	—	3,712	—	206	—	3,918

Total current liabilities	—	42,825	—	6,948	(1,414)	48,359
Asset retirement obligations	—	4,737	—	131	—	4,868
Long-term debt, net	—	398,629	—	—	—	398,629
Deferred tax liability	—	—	—	931	—	931
Other long-term liabilities	—	38,748	—	472	—	39,220

Total liabilities	—	484,939	—	8,482	(1,414)	492,007
(Deficit) equity	(133,203)	(133,203)	23,275	43,708	66,220	(133,203)

Total liabilities and (deficit) equity	$(133,203)	$351,736	$23,275	$52,190	$64,806	$358,804

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Guarantor Financial Information (Continued)

Consolidating Comprehensive (Loss) Income Information
Year Ended December 31, 2012

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Net product revenues	$—	$230,655	$—	$66,614	$(19,915)	$277,354
License and other revenues	—	10,751	—	—	—	10,751

Total revenues	—	241,406	—	66,614	(19,915)	288,105
Cost of goods sold	—	171,257	—	59,707	(19,915)	211,049
Loss on firm purchase commitment	—	1,859	—	—	—	1,859

Total cost of goods sold	—	173,116	—	59,707	(19,915)	212,908

Gross profit	—	68,290	—	6,907	—	75,197
Operating expenses
General and administrative expenses	—	30,112	80	2,328	—	32,520
Sales and marketing expenses	—	34,220	—	3,217	—	37,437
Research and development expenses	—	40,457	—	147	—	40,604
Proceeds from manufacturer	—	(34,614)	—	—	—	(34,614)

Operating income (loss)	—	(1,885)	(80)	1,215	—	(750)
Interest expense	—	(42,014)	—	—	—	(42,014)
Interest income	—	1	—	251	—	252
Other income (expense)	—	110	—	(154)	—	(44)
Equity in earnings (losses) of affiliates	(42,001)	1,242	—	—	40,759	—

(Loss) income before income taxes	(42,001)	(42,546)	(80)	1,312	40,759	(42,556)
Provision (benefit) for income taxes	—	(545)	—	(10)	—	(555)

Net (loss) income	(42,001)	(42,001)	(80)	1,322	40,759	(42,001)

Foreign currency translation, net of taxes	—	200	—	764	—	964
Equity in other comprehensive income (loss) of subsidiaries	964	764	—	—	(1,728)	—

Total other comprehensive (loss) income	$(41,037)	$(41,037)	$(80)	$2,086	$39,031	$(41,037)

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Guarantor Financial Information (Continued)

Consolidating Comprehensive (Loss) Income Information
December 31, 2010

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Net product revenues	$—	$300,084	$—	$76,269	$(30,606)	$345,747
License and other revenues	—	8,209	—	—	—	8,209

Total revenues	—	308,293	—	76,269	(30,606)	353,956
Cost of goods sold	—	171,061	—	63,551	(30,606)	204,006

Gross profit	—	137,232	—	12,718	—	149,950
Operating expenses
General and administrative expenses	—	27,113	80	2,849	—	30,042
Sales and marketing expenses	—	41,234	—	4,150	—	45,384
Research and development expenses	—	44,638	—	492	—	45,130

Operating income (loss)	—	24,247	(80)	5,227	—	29,394
Interest expense	—	(20,395)	—	—	—	(20,395)
Interest income	—	2	—	177	—	179
Loss on early extinguishment of debt	—	(3,057)	—	—	—	(3,057)
Other income (expense)	—	1,599	—	(285)	—	1,314
Equity in losses (earnings) of affiliates	4,970	3,565	—	—	(8,535)	—

Income (loss) before income taxes	4,970	5,961	(80)	5,119	(8,535)	7,435
Provision (benefit) for income taxes	—	991	(28)	1,502	—	2,465

Net income (loss)	4,970	4,970	(52)	3,617	(8,535)	4,970

Foreign currency translation	—	—	—	1,150	—	1,150
Income tax expense related to items of other comprehensive (loss) income	—	—	—	—	—	—

Total other comprehensive (loss) income	$4,970	$4,970	$(52)	$4,767	$(8,535)	$6,120

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information
Year Ended December 31, 2012

	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$—	$3,829	$—	$4,568	$(7,874)	$523

Cash flows from investing activities
Capital expenditures	—	(7,353)	—	(567)	—	(7,920)
Purchase of certificate of deposit	—	(225)	—	—	—	(225)
Proceeds from dividend	—	2,949	—	—	(2,949)	—

Cash provided by (used in) investing activities	—	(4,629)	—	(567)	(2,949)	(8,145)

Cash flows from financing activities
Payments on note payable	—	(1,530)	—	—	—	(1,530)
Payments of deferred financing costs	—	(442)	—	—	—	(442)
Due from parent	—	(67)	—	—	—	(67)
Payment of dividend	—	—	—	(10,823)	10,823	—

Cash used in financing activities	—	(2,039)	—	(10,823)	10,823	(2,039)

Effect of foreign exchange rate on cash	—	—	—	649	—	649

Decrease in cash and cash equivalents	—	(2,839)	—	(6,173)	—	(9,012)
Cash and cash equivalents, beginning of year	—	20,474	—	20,133	—	40,607

Cash and cash equivalents, end of year	$—	$17,635	$—	$13,960	$—	$31,595

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information
Year Ended December 31, 2011

	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$600	$15,409	$—	$7,011	$(600)	$22,420

Cash flows from investing activities
Capital expenditures	—	(7,023)	—	(671)	—	(7,694)
Proceeds from dividend	149,400	—	—	—	(149,400)	—

Cash provided by (used in) investing activities	149,400	(7,023)	—	(671)	(149,400)	(7,694)

Cash flows from financing activities
Proceeds from issuance of debt	—	152,250	—	—	—	152,250
Consent solicitation fee	—	(3,750)	—	—	—	(3,750)
Payments of deferred financing costs	—	(5,491)	—	—	—	(5,491)
Proceeds from line of credit	—	10,000	—	—	—	10,000
Payments on line of credit	—	(10,000)	—	—	—	(10,000)
Payment of dividend	(150,000)	(150,000)	—	—	150,000	(150,000)

Cash used in financing activities	(150,000)	(6,991)	—	—	150,000	(6,991)

Effect of foreign exchange rate on cash	—	—	—	(134)	—	(134)

Increase in cash and cash equivalents	—	1,395	—	6,206	—	7,601
Cash and cash equivalents, beginning of year	—	19,079	—	13,927	—	33,006

Cash and cash equivalents, end of year	$—	$20,474	$—	$20,133	$—	$40,607

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information
December 31, 2010

	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$65,698	$22,344	$—	$6,055	$(67,780)	$26,317

Cash flows from investing activities
Capital expenditures	—	(7,005)	—	(1,330)	—	(8,335)
Proceeds from dividend	98,078	—	—	—	(98,078)	—
Acquisition of intangibles	—	(215)	—	—	—	(215)

Cash provided by (used in) investing activities	98,078	(7,220)	—	(1,330)	(98,078)	(8,550)

Cash flows from financing activities
Proceeds from issuance of debt	—	250,000	—	—	—	250,000
Payment of term loan	—	(93,649)	—	—	—	(93,649)
Payments of deferred financing costs	—	(10,125)	—	—	—	(10,125)
Payment of dividend	(163,776)	(163,776)	—	(2,082)	165,858	(163,776)

Cash used in financing activities	(163,776)	(17,550)	—	(2,082)	165,858	(17,550)

Effect of foreign exchange rate on cash	—	—	—	1,309	—	1,309

(Decrease)Increase in cash and cash equivalents	—	(2,426)	—	3,952	—	1,526
Cash and cash equivalents, beginning of year	—	21,505	—	9,975	—	31,480

Cash and cash equivalents, end of year	$—	$19,079	$—	$13,927	$—	$33,006

21. Subsequent Events

        On January 23, 2013, Jeffrey Bailey was appointed as President and Chief Executive Officer of LMI, and as a director of LMI, Lantheus Intermediate and Holdings, replacing Donald R. Kiepert who had served in the same positions. The Company and Mr. Bailey are currently finalizing the terms of his employment agreement with the Company.

        In March 2013, the Company entered into an agreement with Institute for Radioelements ("IRE") (the "IRE Agreement"), which contains increasing percentage volume purchase requirements for Moly. IRE previously supplied the Company with Moly as a subcontractor under the NTP agreement. Under the terms of the five year IRE Agreement, which expires on December 31, 2017, IRE is expected to provide certain increased quantities of Moly during periods of supply shortage or failure. The IRE Agreement also provides for an increased supply of Moly derived from LEU targets upon IRE's completion of its ongoing conversion program to modify its facilities and processes in accordance with Belgian nuclear security commitments. The IRE Agreement allows for termination upon the occurrence of certain events, including failure by IRE to provide our required amount of Moly, material breach of any provision by either party, bankruptcy of either party and force majeure events.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

        There have been no changes during the quarter ended December 31, 2012 in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

        All information contained in Part III is included in this annual report and not incorporated by reference because we do not have any public equity that requires us to file a definitive proxy statement.

Item 10.    Directors, Executive Officers and Corporate Governance

        The following table sets forth the names, ages and positions of the executive officers and directors of Holdings and other key employees of Lantheus, as of March 28, 2013. Holdings is our ultimate parent company, and the Board of Directors of Holdings is the primary board that takes action with respect to our business and strategic planning.

Name	Age	Position
Brian Markison	52	Director and Non-Executive Chairman of the Board
Jeffrey Bailey	50	Director, President and Chief Executive Officer
Jeffrey E. Young	40	Chief Financial Officer and Treasurer
William Dawes	41	Vice President, Manufacturing and Operations
Michael Duffy	52	Vice President, General Counsel and Secretary
Michael Heslop	53	Vice President, International
Philip Lockwood	64	Vice President, Human Resources
Cesare Orlandi	63	Chief Medical Officer
Simon Robinson	53	Vice President, Research and Pharmaceutical Development
Cyrille Villeneuve	61	Chief Commercial Officer
Nigel Williams	53	Vice President, Quality
David Burgstahler	44	Director
Samuel Leno	67	Director
Patrick O'Neill	63	Director
Sriram Venkataraman	40	Director

        Set forth below is a description of the business experience of the foregoing persons.

        Brian. A. Markison is the Non-Executive Chairman of the Board of Directors of Holdings, Lantheus Intermediate and LMI. Mr. Markison joined the Board of Holdings in September 2012 and was elevated to Chairman in January 2013. Brian Markison joined Avista as a Healthcare Industry Executive in September 2012. Mr. Markison is a seasoned executive with more than 30 years of operational, marketing, commercial development and sales experience with international pharmaceutical companies. He most recently held the position of President and Chief Executive Officer and member of the Board of Directors of Fougera Pharmaceuticals Inc., a specialty pharmaceutical company in dermatology, prior to its sale to Sandoz, the generics division of Novartis AG. Before leading Fougera, Mr. Markison was Chairman and Chief Executive Officer of King Pharmaceuticals, which he joined as Chief Operating Officer in March 2004, and was promoted to President and CEO later that year, and elected Chairman in 2007. Prior to joining King, Mr. Markison held various senior leadership positions at Bristol-Myers Squibb, including President of Oncology, Virology and Oncology Therapeutics Network; President of Neuroscience, Infectious Disease and Dermatology; and Senior Vice President, Operational Excellence and Productivity. Mr. Markison also serves on the Board of Directors of Immunomedics, Inc., PharmAthene, Inc. and Rosetta Genomics, Ltd., where he also serves as Board Chairman. He is also a Director of the Komen Foundation for South / Central New Jersey, the College of New Jersey and the Pennington School. Mr. Markison holds a BS degree from Iona College. Mr. Markison was chosen as a Director because of his strong commercial and operational management background and extensive experience in the pharmaceutical industry.

        Jeffrey Bailey became our new President and Chief Executive Officer effective January 23, 2013 and is a director of Holdings, Lantheus Intermediate and LMI. Mr. Bailey has more than 26 years of diverse pharmaceutical leadership experience across multiple functions, including sales, marketing, manufacturing, supply chain and operations. Prior to joining Lantheus, Mr. Bailey served from July 2011 to August 2012 as Chief Operating Officer and a member of the Executive Committee of Fougera Pharmaceuticals, Inc. prior to its sale to Sandoz. Before joining Fougera, from April 2010 to June 2011, Mr. Bailey served as the Chief Commercial Officer of King-Pfizer Pharmaceuticals. From January 2008 to April 2010, he worked with Novartis Pharmaceuticals as President and General Manager of the Northwest Operating Unit, and from June 1984 to June 2006 he served in many roles with increasing responsibilities across manufacturing operations, commercial operations and general management at the Johnson & Johnson Family of Companies. Mr. Bailey holds a Bachelor of Arts in Business from Rutgers University. Mr. Bailey was chosen to serve as a Director because of his extensive experience in the healthcare industry in senior commercial and operating positions. As our President and Chief Executive Officer and the only management representative on our Board of Directors, Mr. Bailey has significant knowledge of the pharmaceutical industry and provides valuable insight into a variety of business issues and challenges we face.

        Jeffrey E. Young was promoted to the role of Chief Financial Officer effective January 3, 2012 to succeed Robert Gaffey. Mr. Young was previously our Vice President—Finance, Chief Accounting Officer and Assistant Treasurer in 2011. Prior to becoming a Vice President in 2011, he served as our Global Controller and Assistant Treasurer since November 2008. Prior to joining us, Mr. Young held various positions at Critical Therapeutics, Inc., a biopharmaceutical company, from 2005 to 2008, most recently as Chief Accounting Officer, Vice President of Finance and Treasurer. Mr. Young also held positions of increasing responsibility at PerkinElmer Inc. from 2003 to 2005 and at PricewaterhouseCoopers LLP from 1998 to 2002. Mr. Young is a certified public accountant and holds a Bachelor of Science in Business Administration from Georgetown University.

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

        Michael Duffy is our Vice President, General Counsel and Secretary, a position he has held since January 2008. From 2002 to 2008, he served as Senior Vice President, General Counsel and Secretary of Point Therapeutics, Inc., a Boston-based biopharmaceutical company. Between 1999 and 2001, Mr. Duffy served as Senior Vice President, General Counsel and Secretary of Digital Broadband Communications, Inc., a competitive local exchange carrier which filed for protection under Chapter 11 of the United States Bankruptcy Code in December 2000. After the filing, Mr. Duffy served as the court-appointed liquidating trustee of the bankruptcy estate. From 1996 to 1999, Mr. Duffy served as Senior Vice President, General Counsel and Secretary of ETC w/tci, a sub-portfolio of TCI Ventures, Inc./Liberty Media Corporation. Mr. Duffy began his legal career with the law firm Ropes & Gray and holds law degrees from the University of Pennsylvania and Oxford University and a bachelor's degree in History of Science from Harvard College. Mr. Duffy is also the current Chairman of the Board of Directors of CORAR, the Council on Radionuclides and Radiopharmaceuticals, a national trade association for the radiopharmaceutical industry.

        Michael Heslop joined Lantheus in June 2012 as our Vice President, International. Mr. Heslop possesses more than 25 years of general management and commercial experience. Prior to joining Lantheus, Mr. Heslop was General Manager and Senior Vice President, Biosurgical Specialties at Genzyme Corporation from 2009 to 2011. While at Genzyme, Mr. Heslop also held the positions of General Manager and Senior Vice President, Endocrinology from 2003 to 2009, and Vice President, Global Marketing, PGH Business from 2000 to 2003. Previously Mr. Heslop held the positions of Vice President, Business Development at Sciptgen Pharmaceuticals from 1998 to 2000 and Director,

Marketing Anti-Infectives at Glaxo Welcome USA from 1996 to 1998. Mr. Heslop received a B.S. degree in Biology from McGill University and an M.B.A. from Concordia University.

        Philip Lockwood is our Vice President, Human Resources, a position he has held since February 2008. Prior to that, he served as Vice President, HR, for Indevus Pharmaceuticals, Inc. and from 2003 through 2007, he held a senior HR position at EMD Serono and its predecessor, Serono Inc. Mr. Lockwood holds a Bachelor of Arts from Siena College.

        Dr. Cesare Orlandi joined Lantheus in March 2013 as Chief Medical Officer. Dr. Orlandi brings more than 20 years of diverse pharmaceutical industry experience. Prior to joining Lantheus, Dr. Orlandi served from January 2012 until February 2013 as Senior Vice President and Chief Medical Officer of TransTech Pharma, Inc., a clinical stage pharmaceutical company focused on discovery and development of human therapeutics. From 2007 until 2011, Dr. Orlandi served as Senior Vice President and Chief Medical Officer of Cardiokine, Inc., a specialty pharmaceutical company developing hospital products for cardiovascular indications. From 1998 until 2007, Dr. Orlandi served, in among other positions, as Vice President, Global Clinical Development of Otsuka Pharmaceuticals, a large Japanese pharmaceutical company. Earlier in his career, Dr. Orlandi served in increasing roles of clinical research responsibility at Medco Research, Inc. and the Radiopharmaceutical Division of The Du Pont Merck Pharmaceutical Company, a predecessor organization to Lantheus, and The Upjohn Company. Dr. Orlandi received his medical degree from the University of Pavia Medical School in Pavia, Italy. He is currently an Adjunct Assistant Professor of Medicine at Tufts University School of Medicine in Boston, Massachusetts, and he is a founding member of the American Society of Nuclear Cardiology, and a Fellow of the American College of Cardiology, the European Society of Cardiology and the American College of Angiology.

        Dr. Simon Robinson is our Vice President, Research and Pharmaceutical Development, a position he has held since February 2010. Dr. Robinson was our Senior Director Discovery Research from 2008 to 2010 and our Director Discovery Biology and Veterinary Sciences from 2001 to 2008. Prior to joining us, he held research positions at BMS, Sphinx Pharmaceuticals, BASF and Dupont Pharmaceuticals. He holds a Ph.D. and B.Sc. in Pharmacology from the University of Leeds, England and did post-doctoral training at the University of Wisconsin Clinical Cancer Center.

        Nigel Williams joined Lantheus Medical Imaging in April 2012 as Vice President, Quality. Mr. Williams brings more than 30 years of industry experience in manufacturing, quality and supply of a wide range of healthcare and diagnostic products. Prior to joining Lantheus, Mr. Williams served as Head of Quality for Merck KGaA Chemicals Operations from 2001- 2012, Vice President, Quality Management at EMD Millipore from 2009 - 2011 and Director of Manufacturing for Millipore Corporation from 2006 to 2009. He held the roles of Site General Manager from 2005 to 2006 and Director of operations from 2004 to 2005 for Celliance Limited. Mr. Williams received a B.S. honors degree in Applied Biology from Brunel University.

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

        David Burgstahler is a Director of Holdings, Lantheus Intermediate and LMI and the Chairman of our Compensation Committee, serving on our Board of Directors of each entity since January 2008. He is a founding partner of Avista since 2005 and since 2009, has been President of Avista. Prior to forming Avista, he was a partner of DLJMB. He was at DLJ Investment Banking from 1995 to 1997 and at DLJMB from 1997 through 2005. Prior to that, he worked at Andersen Consulting (now known as Accenture) and McDonnell Douglas (now known as Boeing). He holds a Bachelor of Science in

Aerospace Engineering from the University of Kansas and a Master of Business Administration from Harvard Business School. He currently serves as a Director of AngioDynamics Inc. (NASDAQ: ANGO), Armored AutoGroup Inc., ConvaTec Inc., INC Research Holdings, Inc., Strategic Partners, Inc., Visant Corporation and WideOpenWest, LLC. He previously served as a Director of Warner Chilcott plc (NASDAQ: WCRX) and BioReliance Holdings, Inc. Mr. Burgstahler was chosen as a Director because of his strong finance and management background, with over 18 years in banking and private equity finance. He has extensive experience serving as a director for a diverse group of private and public companies.

        Samuel Leno is a Director of Holdings, Lantheus Intermediate and LMI and the Chairman of our Audit Committee, serving on the Board of Directors of Holdings since May 2012. Mr. Leno, is a strategic executive with more than 40 years of experience with complex multinational companies. He most recently held the positions of Executive Vice President and Chief Operations Officer at Boston Scientific. He previously served as Executive Vice President, Finance and Information Systems and Chief Financial Officer. He retired from Boston Scientific in December 2011. Prior to joining Boston Scientific, Mr. Leno served as Executive Vice President, Finance and Corporate Services and Chief Financial Officer at Zimmer Holdings, Inc. and Chief Financial Officer positions at Arrow Electronics, Inc., Corporate Express, Inc. and Coram Healthcare. Previously, he held a variety of senior financial positions at Baxter International, Inc. and American Hospital Supply Corporation. He is a member of the Board of Directors and the Audit Committee of Omnicare and is a member of the Advisory Board of the Harvard Business School Healthcare Initiative. He previously served on the Board and Audit Committee of Tomotherapy, Inc. Mr. Leno served as a Lieutenant in the United States Navy and is a Vietnam veteran. He holds a Bachelor of Science in Accounting from Northern Illinois University and an MBA from Roosevelt University. Mr. Leno was chosen as a Director because of his finance expertise and industry background.

        Dr. Patrick O'Neill is a Director of Holdings, Lantheus Intermediate and LMI, serving on the Board of Directors of Holdings since February 2008. He is also an industry advisor for Avista, a position he has held since 2008. Prior to joining Avista, he was at Johnson & Johnson from 1976 to 2006, holding Research and Development and New Business Development leadership positions in Johnson & Johnson's pharmaceutical business, their Medical Devices and Diagnostics Group, and the surgical and interventional cardiology/radiology business units until he retired in February 2006. He served as Executive in Residence at New Enterprise Associates from March 2006 through 2007. He holds a Bachelor of Science in Pharmacy and Ph.D. in Pharmacology from The Ohio State University. He currently serves as Director of Navilyst Medical, Inc. and OptiNose US Inc. Dr. O'Neill was chosen as a Director because of his experience in the pharmaceutical industry. He has participated directly in the development of pharmaceutical products for other companies, which provides valuable insight into strategic business decisions.

        Sriram Venkataraman is a Director of Holdings, Lantheus Intermediate and LMI, serving on the Board of Directors of Holdings since November 2010. He is also a Partner of Avista, having joined in May 2007. Prior to joining Avista, Mr. Venkataraman was a Vice President in the Healthcare Investment Banking group at Credit Suisse Group AG from 2001 to 2007. Previously, he worked at GE Healthcare (formerly known as GE Medical Systems) from 1996 to 1999. Mr. Venkataraman holds a Master of Science in Electrical Engineering from the University of Illinois, Urbana-Champaign and a Master of Business Administration with Honors from The Wharton School. He currently serves as a Director of AngioDynamics, Inc. (Nasdaq: ANGO) and OptiNose Inc. Mr. Venkataraman was chosen as a Director because of his experience in the healthcare industry and his strong finance and management background. He also has experience serving as a director of private and public companies.

Former Executives included in our Named Executive Officers

        Don Kiepert was our President and Chief Executive Officer, a position he held from January 2008 to January 2013. He was also a Director of Holdings, Lantheus Intermediate and LMI, serving from January 2008 to January 2013. Mr. Kiepert ceased being our President and Chief Executive Officer effective January 23, 2013 (see "Item 11—Executive Compensation—Potential Payment Upon Termination or Change of Control—Employment Agreements and Arrangements" for additional details).

        Robert Gaffey ceased being our Chief Financial Officer effective January 3, 2012 (see "Item 11—Executive Compensation—Potential Payment Upon Termination or Change of Control—Employment Agreements and Arrangements" for additional details).

Board of Directors

        The Board of Directors is responsible for the management of our business. The Board of Directors is comprised of six directors. Directors who are elected annually serve in their position until their next election and until their successors are elected and qualified. Pursuant to the management and employee Shareholders Agreements described in "Item 13—Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Shareholders Agreement," Avista has designation rights with respect to the composition of the Holdings board of directors and Avista is entitled to majority representation on any committee that the board creates. Messrs. Pickering, Kiepert, Burgstahler, O'Neill and Venkataraman were appointed pursuant to these agreements. Mr. Larry Pickering, our former Chairman retired from the Board in September 2012. Mr. Donald Kiepert, our former President & CEO, resigned from the Board in January 2013. Messrs. Markison and Leno were appointed to the Board in September 2012 and May 2012, respectively.

        Although not formally considered by the Board of Directors of Holdings because our securities are not registered or traded on any national securities exchange, we believe that Mr. Markison and Mr. Leno would be considered independent for our Board of Directors and that Mr. Leno would be considered independent for our Audit Committee and that Mr. Markison would be considered independent for our Compensation Committee based upon the listing standards of the New York Stock Exchange.

Board Committees

        The Audit Committee of Holdings is composed of Messrs. Leno and Venkataraman. Mr. Leno, the Chairman of the Audit Committee, has been designated by the Board of Directors of Holdings as our "audit committee financial expert." The Compensation Committee of Holdings is composed of Messrs. Burgstahler and Markison. Additionally, because we are a closely-held company with no public trading market for our common stock, the Board of Directors has not deemed it necessary for us to have a standing nominating committee or committee performing a similar function. Presently, all directors participate in the consideration of director nominees.

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

Item 11.    Executive Compensation

Compensation Discussion and Analysis

        The Compensation Committee is generally charged with the oversight of our executive compensation program. The Compensation Committee is composed of Messrs. Burgstahler and Markison. Responsibilities of the Compensation Committee include the review and approval of the following items:

  •
  executive compensation strategy and philosophy;

  •
  compensation arrangements for executive management;

  •
  design and administration of the annual incentive plan;

  •
  design and administration of our equity incentive plans;

  •
  executive benefits; and

  •
  any other compensation or benefits related items deemed appropriate by the Compensation Committee.

        In addition, the Compensation Committee considers the proper alignment of executive pay with our values and strategy by overseeing executive compensation policies, measuring and assessing corporate performance and taking into account our Chief Executive Officer's performance assessment of the Company.

        The Compensation Committee engaged the services of an independent compensation consultant, Pearl Meyers & Partners, to assist in the strategic review of programs and arrangements relating to executive compensation and performance.

        The following executive compensation discussion and analysis describes the principles underlying our executive compensation policies and decisions including material elements of compensation for our named executive officers. Our named executive officers for 2012 were:

  •
  Donald Kiepert, (former) President and Chief Executive Officer;

  •
  Jeffrey Young, Chief Financial Officer and Treasurer;

  •
  Cyrille Villeneuve, Chief Commercial Officer;

  •
  William Dawes, Vice President, Manufacturing & Operations;

  •
  Nigel Williams, Vice President, Quality; and

  •
  Robert Gaffey, (former) Chief Financial Officer and Treasurer.

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

  •
  the requirements of any applicable employment agreements;

  •
  relative pay among the executive officers; and

  •
  employment market conditions and compensation practices within our peer group.

        The weighting of these and other relevant factors is determined on an individual basis for each executive upon consideration of the relevant facts and circumstances.

        The Compensation Committee is committed to a strong, positive link between our objectives and our compensation practices. Our compensation philosophy also allows for flexibility in establishing executive compensation based on an evaluation of information prepared by management or other advisors and other objective and subjective considerations deemed appropriate by the Compensation Committee, subject to any contractual agreements with our executives. This flexibility is important to ensure our compensation programs are competitive and that our compensation decisions appropriately reflect the unique contributions and characteristics of the Company executive officers.

Compensation Benchmarking

        The Compensation Committee ensures executives' pay levels are materially consistent with our compensation philosophy and objectives described above by conducting annual assessments of competitive executive compensation. We utilize data from publicly traded, similarly-sized pharmaceutical, biopharmaceutical and other life science companies as our primary source for competitive pay levels. However, the Compensation Committee does not support rigid adherence to benchmarks or compensatory formulas and strives to make compensation decisions which effectively support our compensation objectives and reflect the unique attributes of the Company and each executive.

        For 2012 compensation for our executive officers, including our named executive officers, the Compensation Committee reviewed executive compensation data provided by Radford Life Sciences Survey, a nationally recognized survey source. The Compensation Committee looked at compensation data for life sciences companies, which most closely approximated our size, and, to the extent possible, had comparable position matches and compensation components.

        For 2012 compensation for our President and Chief Executive Officer, data were also collected from a review of the following industry peers:

        Acorda Therapeutics, Analogic, Angiodynamics, Arthrocare, Auxilium Pharmaceuticals, Greatbatch, Hi Tech Pharmaceuticals, ICU Medical, Impax Laboratories, Integra Lifesciences, Masimo, The Medicines Company, Merit Medical Systems, Myriad Genetics, Nordion, Nuvasive, Symmetry Medical, Thoratec, Viropharma and Volcano. The data used was from the most recent proxy available as of July 2012. This peer group had mean revenue of $409 million and a mean enterprise value of

$953 million. This peer group selection included 20 life science and specialty pharmaceutical companies. It was selected to best reflect similar sized companies in our industry with mature products, and full field sales operations.

Employment Agreements

        In connection with the Acquisition, we entered into an employment agreement with Mr. Kiepert. We are currently finalizing the terms of our employment agreement with Mr. Bailey. Our other named executive officers are not subject to employment agreements.

        Among other things, these agreements set the executives' compensation terms, their rights upon a termination of employment and restrictive covenants relating to non-competition, non-solicitation, and confidentiality. See "—Potential Payment Upon Termination or Change of Control—Employment Agreements and Arrangements."

Mr. Bailey's Compensation Package

        As of January 23, 2013, Mr. Bailey succeeded Mr. Kiepert as our President & CEO. As such, Mr. Bailey's compensation is not reported in the 2012 compensation tables. While we are still finalizing the terms of our employment agreement with Mr. Bailey, we are currently paying him a salary at an annualized amount of $450,000.

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

Base Salary

        Base salaries are intended to provide reasonable and competitive fixed compensation for regular job duties. In response to the impact of the supply chain challenges on the financial earnings in 2012, the Compensation Committee did not approve any merit increases to salaries from 2011 to 2012.

        Our general practice with respect to cash compensation is that executive base salaries and annual cash incentive compensation values should generally position total annual cash compensation at or below market median of similarly-sized life science companies. See "—Compensation Discussion and Analysis—Compensation Benchmarking." Cash compensation is generally below the median for those who were awarded larger option awards and more competitively aligned for recent hires. The salaries of all but one of our named executive officers were in the lowest quartile relative to our benchmarks.

        As of December 31, 2012, the base salaries of Messrs. Kiepert, Young, Villeneuve, Dawes and Williams were as follows:

Name	Base Salary
Don Kiepert (former President & CEO)	$426,420
Jeffrey Young	$264,000
Cyrille Villeneuve	$300,060
William Dawes	$242,413
Nigel Williams	$275,000
Robert Gaffey (former CFO)	$—

Annual Cash Incentive Compensation

        Our 2012 Executive Leadership Team Incentive Bonus Plan (the "Bonus Plan") was intended to reward executive officers, including our named executive officers, for annual financial performance, performance of other corporate goals that may be long-term in nature and meeting or exceeding certain short-term objectives.

        Cash incentive compensation under the Bonus Plan is subject to the achievement of a certain EBITDA target. For purposes of the Bonus Plan, we utilize management EBITDA, see "Item 6—Selected Financial Data—Non-GAAP Financial Measures" for the calculation of EBITDA as defined in the award agreements. The Bonus Plan provides for adjustments to the EBITDA targets by the Compensation Committee for extraordinary and unforeseen events.

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

        The potential bonus payouts under various scenarios in 2012 for our named executive officers were as follows:

Named Executive Officer	Threshold Bonus(1) (as % of Base Salary)	Target Bonus (as % of Base Salary)	Above Target Bonus (as % of Base Salary)
Don Kiepert	50%	100%	200%
Jeffrey Young	15%	30%	60%
Cyrille Villeneuve	15%	30%	60%
William Dawes	15%	30%	60%
Nigel Williams	15%	30%	60%
Robert Gaffey(2)	0%	0%	0%

(1)
Assuming that named executive achieved his/her department and individual performance goals.

(2)
Mr. Gaffey retired effective January 3, 2012 and was not eligible for a bonus in 2012.

        For Mr. Kiepert, pursuant to his employment agreement, payout of the target level bonus was tied to the achievement of the EBITDA target and other corporate performance goals established by the Compensation Committee within the first three months of a given year. Pursuant to the Bonus Plan, for our other named executive officers with the exception of Mr. Williams, payout of the target level bonus was tied to the achievement of the EBITDA target and the achievement of certain department performance and individual performance goals. The achievement of the EBITDA target accounts for 50% of the total bonus award; while the achievement of department performance and individual performance goals accounts for 30% and 20%, respectively. Department performance goals are recommended and approved by our Chief Executive Officer at the start of each year. Achievement of individual performance goals are assessed by our Chief Executive Officer at the end of each year. These targets were intended to provide a meaningful incentive for executives to achieve or exceed performance goals.

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

        As Mr. Williams joined us during 2012 while our profitability was impacted by the supply chain issues, the Compensation Committee structured his incentives with 100% weighting on achieving his department goals, without regard to the EBITDA target.

        Our EBITDA target relative to the Bonus Plan for the fiscal year ended December 31, 2012 was established at $96 million. In the fiscal year ended December 31, 2012, our Adjusted EBITDA was approximately $59.1 million. For Mr. Kiepert in 2012, performance goals included, in addition to our

EBITDA goal: revenue goals for select products; responding to the supply challenge presented by the prolonged shutdown of the BVL facilities; dependent on market conditions and our performance, achieving certain financial goals; advancing flupiridaz F 18 in Phase 3 clinical trials; achieving and maintaining global regulatory, financial and safety compliance; expanding the International business including licensing agreements in China; completing business development goals including selecting partners to advance flurpiridaz F 18's global development and other pipeline products; and certain organizational objectives regarding succession, employee engagement, development and retention.

        For Mr. Young, performance goals included: achieving the EBITDA target; developing contingency plans and employing expense controls within the business; successfully completing the 2011 audit; ensuring timely quarterly filings; meeting all debt requirements; leading a potential capital restructuring; increasing the efficiency and effectiveness of the treasury and tax functions; improving cash flow reporting; optimizing the financial close performance; enhancing organizational capabilities in financial and strategic planning and analysis; managing risk; ensuring SOX compliance; and supporting any additional financing initiatives.

        For Mr. Villeneuve, performance goals included: achieving revenue goals for select products and markets; integrating the marketing plans to improve effectiveness and efficiencies; driving distribution partner agreements; implementing market research and sales analysis objectives; strengthening the competencies and skills of the marketing and sales organization; and fueling growth through business development including implementing a DEFINITY agreement in China.

        For Mr. Dawes, performance goals included: responding to the supply challenge presented by the prolonged shutdown of the BVL facilities to avoid product supply interruptions; driving aggressive technology transfer programs; leading continuous operational improvement efforts and other quality initiatives to ensure compliance and patient safety; ensuring commercial readiness for flurpiridaz F 18; leveraging the Billerica site as a strategic asset; supporting cost recovery efforts with certain suppliers; and achieving defined operational performance metrics.

        For Mr. Williams, performance goals included: improving quality, compliance and safety standards; support in resolving product issues with contract manufacturing organizations; driving quality aspects with technology transfer programs; ensuring quality compliance of PET manufacturing facilities; executing the manufacturing commercialization strategy for flurpiridaz F 18; enhancing organizational capabilities; and developing long term quality initiatives.

        While the Compensation Committee reviewed each executive's performance relative to the non-EBITDA goals set forth above and recognized significant achievements and attainment of most individual objectives, the Compensation Committee concluded that no bonuses should be paid to Messrs. Kiepert, Young, Villeneuve and Dawes because we did not meet our EBITDA target. Mr. Williams achieved his bonus, which is based on his individual objectives on a weighted basis and consistent with his employment offer for his initial year, and is included as an incentive payment as reported in the 2012 Grant of Plan-Based Awards table.

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

        In 2008, the Compensation Committee approved grants of options to Messrs. Kiepert, Young, Villeneuve, Dawes and Gaffey under the 2008 Equity Plan. The terms of these grants were consistent with the grants granted after the Acquisition. During 2012, the Committee approved a grant to Mr. Young in connection with his promotion to CFO, a supplemental grant of options to Mr. Villeneuve in recognition of his first year performance as Chief Commercial Officer and a new hire grant to Mr. Williams.

        The options have an exercise price equal to fair market value on the date of grant. Since our common stock is not currently traded on a national securities exchange, fair market value is determined reasonably and in good faith by the Board of Directors.

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

        EBITDA is defined in the award agreements as the sum of net income (or loss) of the business or entity for such period; plus interest expense, income taxes, depreciation expenses, amortization expenses, all fees paid by us or any of our subsidiaries pursuant to the Advisory Services Agreements with Avista, dated as of January 8, 2008, non-recurring expenses for executive severance, relocation, recruiting and one-time compensation, the aggregate amount of all other non-cash charges reducing net income including stock-based compensation expense, retention bonuses paid in fiscal year 2008; all extraordinary losses; less all extraordinary gains in each case determined in accordance with GAAP. See "Item 6—Selected Financial Data—Non-GAAP Financial Measures" for the calculation of EBITDA as defined in the award agreements.

        The Time Vesting Options are granted to aid in retention. Consistent with this goal, the Time Vesting Options granted to Messrs. Kiepert, Young, Villeneuve, Dawes and Gaffey in 2008 and subsequent grant to Messrs. Young, Villeneuve and Williams vest ratably on the grant date over the following five years.

        The Performance Vesting Options are intended to motivate financial performance in line with investors' outlook for performance during our first five years. We chose EBITDA as the performance metric since it is a key driver of our valuation and for the reasons described above in "Annual Cash Incentive Compensation." The Performance Vesting Options granted to Messrs. Kiepert, Young, Villeneuve, Dawes, Williams and Gaffey are eligible to vest ratably in five equal installments if certain annual EBITDA targets are achieved. The EBITDA targets were established at the time of the

Acquisition and can be adjusted by the Board of Directors in consultation with our Chief Executive Officer as described below.

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

        Our EBITDA target relative to performance vesting of options in 2012 exceeded our actual Adjusted EBITDA for the fiscal year ended December 31, 2012 of approximately $59.1 million. As a result, none of the Performance Vesting Options vested in 2012 out of a possible 20%.

        We set our future EBITDA targets to reflect our initial outlook for annual EBITDA which progressively increased as we approached the then-expected launch dates of pipeline products.

        For additional information concerning the options awarded in 2010, 2011 and 2012, see "—2012 Grants of Plan-Based Awards" and "—Outstanding Equity Awards at 2012 Fiscal Year-End."

Dividend Equivalent Rights (DERs)

        In March of 2011, we completed a capital restructuring with an additional offering of New Restricted Notes. The net proceeds were used to fund a dividend to Holdings, which Holdings utilized to repurchase all of Holdings outstanding Series A Preferred Stock. The Holdings' Board of Directors also declared a dividend of approximately $1.93 per common share, substantially similar to each shareholders' initial investment. Given the potential impact of this capital restructuring on the underlying share value of stock options, the Holdings' Board of Directors also awarded a dividend equivalent right (DER) on all outstanding stock options. All option holders, including certain of our named executive officers, were paid a cash dividend of approximately $1.93 for each vested option. In recognition of management's efforts in 2012, the Compensation Committee determined to distribute the balance of the DERs to each employee who was actively employed by us at the time of such award.

The values of the DER cash payments paid in 2012 for Messrs Kiepert, Young, Villeneuve, Dawes and Gaffey were as follows:

Name	DER Cash Payments
Don Kiepert	$1,224,660
Jeffrey Young	$106,788
Cyrille Villeneuve	$102,929
William Dawes	$317,903
Robert Gaffey	$67,526

        Mr. Williams joined Lantheus in 2012 and thus was not employed by us when the DERs were initially awarded. Holdings continues to hold $274,831 in escrow associated with Mr. Gaffey's DER, pending potential future vesting of his unvested Lantheus stock options.

Other Benefits

Retirement Plans

        We offer a 401(k) qualified defined contribution retirement plan for U.S.-based employees, including named executive officers, with a 4.5% company match of the contributor's base salary. The company match was temporarily suspending from April 2012 to December 2012 and reinstated in January 2013. Mr. Villeneuve participates in deferred profit sharing plan (DPSP) plan in Canada which was funded with a contribution of 2.5% of eligible pay for 2012.

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

Severance and Change in Control Benefits

        As noted above, Mr. Kiepert had entered into an employment agreement which details, among other things, his rights upon a termination of employment in exchange for non-competition, non-solicitation and confidentiality covenants. See "—Potential Payment Upon Termination or Change in Control."

        Messrs. Young, Villeneuve, Dawes and Williams are covered under Lantheus' Severance Plan or the terms of their employment offer for six months of salary continuation if involuntarily terminated by us other than for cause. Mr. Gaffey elected to retire as of January 3, 2012 with no severance. However, the options granted to Mr. Gaffey under the 2008 Equity Plan will continue to vest for so long as he continues to serve as a consultant of ours in good standing through the vesting period.

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

Summary Compensation Table

        The following table sets forth certain information with respect to compensation for the years ended December 31, 2012, 2011 and 2010 earned by or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)(6)(7)		Total ($)
Donald Kiepert	2012	$406,739		$—	$—	$—	$1,229,866		$1,636,605
(Former) President & CEO	2011	$422,538		$—	$—	$—	$1,206,074		$1,628,612
	2010	$401,308		$—	$—	$—	$15,049		$416,357
Jeffrey Young	2012	$251,354		$—	$59,850	$—	$109,774		$420,978
Chief Financial Officer	2011	$243,083		$40,550	$142,450	$—	$48,850		$474,933
	2010	$221,711		$43,533	$—	$—	$9,977		$275,221
Cyrille Villeneuve	2012	$285,755	(8)	$—	$86,750	$—	$237,565	(8)	$610,070
Chief Commercial Officer	2011	$274,685		$—	$100,250	$—	$117,499		$492,434
	2010	$245,569		$—	$—	$—	$33,905		$279,474
William Dawes	2012	$231,224		$—	$—	$—	$321,817		$553,041
VP, Manufacturing & Ops	2011	$240,821		$—	$—	$—	$319,543		$560,364
	2010	$226,990		$—	$—	$—	$10,215		$237,205
Nigel Williams	2012	$179,808		$—	$264,000	$82,500	$806		$527,114
VP, Quality	2011	(New hire in 2012)
	2010
Robert Gaffey	2012	$20,600		$—	$—	$—	$193,940	(9)	$214,540
(Former) Chief Financial	2011	$265,700		$—	$—	$—	$343,934		$609,634
Officer	2010	$252,692		$—	$—	$—	$11,039		$263,731

(1)
Mr. Young was granted bonuses for his individual contributions to the business in 2011 and 2010 prior be promoted to the role of Chief Financial Officer.

(2)
Mr. Williams received an initial stock option grant in conjunction with his employment offer in 2012. In January 2012, Mr. Young was granted a supplemental grant of stock options in connection with his promotion to CFO. In May 2012, Mr. Villeneuve was granted additional stock options in recognition of his first year performance as Chief Commercial Officer and to increase his alignment with shareholder's interests.

(3)
Includes the grant date fair value of the stock option awards granted during the fiscal years ended December 31, 2012, 2011 and 2010, in accordance with ASC 718 with respect to options to purchase shares of our common stock awarded to the named executive officers in 2012, 2011 and 2010 under our 2008 Equity Plan. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Accounting for Stock-Based Compensation."

(4)
For 2012, 2011 and 2010, Messrs. Kiepert, Villeneuve, Dawes and Gaffey did not earn bonuses under the Bonus Plan. For 2012, the first year he would be eligible to participate under the Bonus Plan, Mr. Young did not earn a bonus under the Bonus Plan. Mr. Williams earned an incentive payment under the Bonus Plan based on achievement of his department goals.

(5)
Effective March 21, 2011, the Board of Directors declared a dividend of approximately $1.93 per common share and awarded a dividend equivalent right on all outstanding stock options. All option holders, including our named executive officers employed at the time, were paid a cash dividend of approximately $1.93 for each vested option. DERs on all unvested options as of March 21, 2011 were placed in escrow and were subject to forfeiture. In recognition of management's efforts in 2012, the Compensation Committee determined to distribute the balance of the DERs to each eligible active executive. Included in the All Other Compensation column above is the value of DERs distributed to Messrs. Kiepert, Young, Villeneuve, Dawes, and Gaffey were $1,224,660, $106,788, $102,929, $317,903 and $67,526, respectively, during 2012. The value of DERs distributed to Messrs. Kiepert, Young, Villeneuve, Dawes and Gaffey were $1,190,844, $37,911, $41,770, $309,125 and $332,904, respectively, during 2011.

(6)
For Messrs. Kiepert, Young and Villeneuve, Dawes and Gaffey, the amounts reflect matching contributions to our defined contribution retirement plans in 2012 of $3,896, $1,676, $7,132, $2,657 and $927, respectively. For Messrs. Kiepert, Young, Villeneuve, Dawes and Gaffey, the amounts reflect matching contributions to our defined contribution retirement plans in 2011 of $15,230, $10,939, $16,398, $10,418 and $11,030, respectively. For Messrs. Kiepert, Young, Villeneuve, Dawes and Gaffey, the amounts reflect matching contributions to our defined contribution retirement plans in 2010 of $15,049, $9,977, $18,744, $10,215 and $11,039, respectively.

(7)
For Messrs. Kiepert, Young, Dawes, Williams and Gaffey, the amounts reflect employer contributions to our long term disability insurance premiums in 2012 of $1,310, $1,310, $1,257, $806 and $50, respectively. Prior to 2012, the employees were responsible for long term disability insurance premiums.

(8)
Mr. Villeneuve serves LMI through our Canadian operations. As such, his salary and benefits are paid in Canadian dollars and are reflected in U.S. dollars in the table above using the average exchange rates of 1.0002, 1.0122, and 0.9704 for 2012, 2011 and 2010, respectively. Included in his "All Other Compensation", in addition to his DER distributions and retirement contributions detailed above, is $63,399 for housing, $42,708 for tax equalization payments, $15,627 for auto allowance and $5,770 for vacation distribution in 2012; $23,780 for housing, $14,761 for tax equalization payments, $15,815 for auto allowance and $4,975 for vacation distribution in 2011; and $15,161 for auto allowance in 2010.

Mr. Villeneuve is a Canadian citizen and is paid through our Canadian operations. Due to the extent of his activities in the United States, the Company is required to withhold taxes on his compensation in both Canada and the United States, and he is required to file personal tax returns in both the United States and Canada. In the United States, we deposit federal and state withholding taxes on his behalf which is excluded from the table above. Since these taxes are available for credit against his Canadian tax, these deposits are returned to us after Mr. Villeneuve receives his Canadian tax refund.

(9)
Relative to Mr. Gaffey, included in his "All Other Compensation" in addition to his DER distributions and retirement contributions detailed above is $125,437 which was paid to him for consulting services he provided to us as an independent consultant (post employment) in 2012 to facilitate the transition.

2012 Grants of Plan-Based Awards

        The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2012 with respect to the named executive officers.

									All Other Option Awards: Number of Securities Underlying Options (#)
	Estimated Future Payouts Under Non-Equity Incentive Plan Awards					Estimated Future Payouts Under Equity Incentive Plan Awards				Exercise or Base Price of Option Awards ($/Sh)
Name	Grant Date		Threshold ($)(1)	Target ($)(2)	Maximum ($)(3)	Threshold (#)	Target (#)	Maximum (#)
Donald Kiepert	—		$213,210	$426,420	$852,840	—	—	—	—	—
Jeffrey Young	—		$39,600	$79,200	$158,400	—	—	—	—	—
	01/03/12	(4)				1,350	7,500	7,500	7,500	$9.28
Cyrille Villeneuve			$45,009	$90,018	$180,036
	05/08/12	(5)				2,250	12,500	12,500	12,500	$8.20
William Dawes	—		$36,362	$72,724	$145,448	—	—	—	—	—
Nigel Williams			$41,250	$82,500	$165,000
	04/24/12	(6)				6,750	37,500	37,500	37,500	$8.20
Robert Gaffey	—		—	—	—	—	—	—	—	—

(1)
The amounts shown in the "Threshold" column reflect the threshold payment, which is 50% of the amount shown in the "Target" column. See "—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Incentive Compensation."

(2)
The amount show in the "Target" column is the potential cash incentive award given to our named executive officers if the EBITDA target is hit in 2012. For Mr. Kiepert that amount is 100% of his respective 2012 base salary. For Messrs. Young, Dawes and Williams, that amount is 30% of their respective 2012 base salaries. See "—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Incentive Compensation." As a result of his retirement, Mr. Gaffey was not eligible for an award in 2012.

(3)
The amount shown in the "Maximum" column is 200% of the amount shown in the "Target" column. Pursuant to the Bonus Plan, if we achieve an EBITDA level that is greater than the EBITDA target, the Bonus Plan specifies a formula that would create a pool not to exceed $2.0 million in the aggregate for discretionary allocation among the eligible participants of the Bonus Plan. The maximum payment from the Bonus Pool for Mr. Kiepert is 200% of his base salary. The maximum for all other participants, including our other named executive officers, is 60% of their respective base salaries. See "—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Incentive Compensation."

(4)
Mr. Young was granted a supplemental grant of 15,000 stock options with a ten-year term in recognition of his promotion to CFO. 7,500 of these options are Time Vesting Options and 7,500 are Performance Vesting Options. See "—Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Incentive Awards."

(5)
Mr. Villeneuve was granted a supplemental grant of 25,000 stock options with a ten-year term in recognition of his first year performance as Chief Commercial Officer. 12,500 of these options are Time Vesting Options and 12,500 are Performance Vesting Options. See "—Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Incentive Awards."

(6)
Mr. Williams was granted 75,000 stock options with a ten-year term in connection with his offer of employment. 37,500 of these options are Time Vesting Options and 37,500 are Performance Vesting Options. See "—Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Incentive Awards."

Outstanding Equity Awards at 2012 Fiscal Year-End

        The following table includes certain information with respect to options held by the named executive officers as of December 31, 2012.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Securities of Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Don Kiepert (former President & CEO):
Stock Options(1)	742,436	125,200	384,364	$2.00	02/24/18
Jeffrey Young:
Stock Options(1)	29,650	5,000	15,350	$2.00	09/21/18
Stock Options(2)	2,500	10,000	12,500	$10.26	01/04/21
Stock Options(3)	1,000	4,000	5,000	$10.00	07/17/21
Stock Options(4)	—	7,500	7,500	$9.28	01/02/22
Cyrille Villeneuve:
Stock Options(1)	23,720	4,000	12,280	$2.00	04/03/18
Stock Options(5)	3,930	2,000	4,070	$6.84	04/07/19
Stock Options(6)	2,500	10,000	12,500	$10.26	01/04/21
Stock Options(3)	—	12,500	12,500	$8.20	05/07/22
William Dawes:
Stock Options(1)	192,725	32,500	99,775	$2.00	04/3/18
Nigel Williams:
Stock Options(4)	—	37,500	37,500	$8.20	04/22/22
Robert Gaffey (former CFO):
Stock Options(1)(6)	207,550	35,000	107,450	$2.00	04/3/18

(1)
80% of the Time Vesting Options were vested as of December 31, 2012 with 20% vesting in each of January 2009, 2010, 2011 and 2012. Upon the Compensation Committee's determination that we achieved the EBITDA performance targets, 20% of the Performance Vesting Options vested on April 16, 2009 and 18.6% vested in April 2010. The remaining shares subject to the Time Vesting Options vested in full in January 2013. We did not meet our EBITDA targets in 2010, 2011 or 2012, and as such, none of the Performance Vesting Options vested for those years. As EBITDA targets were not met for 2012, these options will remain unvested, subject to other vesting opportunities under the 2008 Equity Plan.

(2)
20% of the Time Vesting Options vested on January 5, 2012. The remaining shares subject to the Time Vesting Options will vest ratably over the next four years and will vest in full as of January 5, 2016 for Messrs. Young and Villeneuve, respectively. The first 20% tranche of performance did not vest on schedule as the EBITDA target for 2011 was not attained.

(3)
20% of the Time Vesting Options vested on July 18, 2012. The remaining shares subject to the Time Vesting Options will vest ratably over the next four years and will vest in full as of July 18, 2016 for Mr. Young. The first 20% tranche of performance did not vest on schedule as the EBITDA target for 2011 was not attained.

(4)
The shares subject to the Time Vesting Options will vest ratably over the next five years and will vest in full as of January 3, 2017, May 7, 2017 and April 24, 2017 for Messrs. Young, Villeneuve and Williams, respectively

(5)
60% of the Time Vesting Options were vested as of December 31, 2012 having 20% in each of April 2010, 2011 and 2012. Upon the Compensation Committee's determination that we achieved the EBITDA performance targets, 18.6% of the Performance Vesting Options vested in April 2010. An additional 20% of the Time Vesting Options vested in January 2013. We did not meet our EBITDA targets in 2010, 2011 or 2012, and as such, none of the Performance Vesting Options vested for those years. As EBITDA targets were not met for 2012, these options will remain unvested, subject to other vesting opportunities under the 2008 Equity Plan.

(6)
Mr. Gaffey's option awards were amended as part of his retirement agreement with us effective January 3, 2012. Under the terms of the agreement, Mr. Gaffey's existing stock options were modified to allow for continued vesting and exercisability of his existing options for up to the full original term, or until 2018.

Option Exercises and Stock Vested in 2012

        The named executive officers did not exercise any options during 2012. We do not offer any stock awards, other than stock options, from which vesting would occur.

2012 Pension Benefits

        We do not offer our executives or others a pension plan. Retirement benefits are limited to participation in our 401(k) plan with a 4.5% employer match of the contributor's salary and a corresponding international plan. In 2012, the employer match was suspended from April through December and reinstated in January 2013.

Potential Payment Upon Termination or Change in Control

        The information below describes and quantifies certain compensation that would become payable under certain named executive officer's employment agreements if, as of December 31, 2012, his employment had terminated or there was a change in control. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.

Employment Agreements and Arrangements

        The only named executive officer for which we have or had an employment agreement with is Mr. Kiepert. We included below Mr. Kiepert's severance agreement with us which became effective February 19, 2013 and Mr. Gaffey's retirement agreement with us which became effective January 3, 2012.

Don Kiepert

        On February 19, 2013, we entered into a separation agreement with Don Kiepert, our former President and Chief Executive Officer. Pursuant to his employment agreement, Mr. Kiepert will receive 12 months of severance payments totaling $426,000, continuation of life insurance and subsidized COBRA health benefits at the active employee rate for 12 months totaling $12,305. To effect a smooth leadership transition, Mr. Kiepert has also agreed to a consulting arrangement with us at a rate of $10,000 per month for 12 months. Mr. Kiepert will be paid a pro rata bonus for 2013 in the amount of $26,844 in early 2014.

Robert Gaffey

        On January 3, 2012, we entered into a retirement agreement with Mr. Gaffey in conjunction with his retirement. Mr. Gaffey had provided Lantheus and its predecessors with 37 years of service. Under the terms of the agreement, Mr. Gaffey continued to provide limited consulting services at a rate of $200 per hour for up to 24 hours per week through March 30, 2012. After March 31, 2012, Mr. Gaffey was paid at an hourly rate of $150 per hour on an independent consultant basis as required by us. Mr. Gaffey's existing stock options were modified to allow for continued vesting, continued eligibility for payment of DERs and exercisability of his existing options for up to the full original term expiring in 2018. Mr. Gaffey is not eligible for any company benefits or other severance payments. Mr. Gaffey had not previously entered into an employment agreement with us. During 2012, Mr. Gaffey's fees for his post-employment independent consulting to us totaled $125,437.

2008 Equity Plan

        The 2008 Equity Plan and each individual Stock Option Agreement provides for accelerated vesting of both Time Vesting Options and Performance Vesting Options granted under the 2008 Equity Plan upon a change of control if net cumulative cash proceeds received by our investors exceed certain multiples of their initial investment. If such a change in control occurred on December 31, 2012, each named executive officer's unvested Time Vesting Options and Performance Vesting Options would immediately vest and become exercisable. The aggregate dollar value of unvested stock options held by such named executive officer on December 31, 2012 as listed below.

Name	Aggregate Dollar Value of Options(1)
Don Kiepert (former President & CEO)	$2,812,793
Jeffrey Young	$112,332
Cyrille Villeneuve	$93,993
William Dawes	$730,158
Nigel Williams	$—
Robert Gaffey (former CFO)	$786,324

(1)
The aggregate dollar value is the difference between the fair market value of shares of common stock on December 31, 2012 based upon an internal valuation model and the per share exercise price of each option, multiplied by the number of shares subject to the unvested option.

Director Compensation

        The compensation paid to Mr. Kiepert, our former President & CEO and Director, is reported in the Summary Plan Compensation Table as he was paid only as named executive officer. We do not compensate our board members with per meeting fees. Our directors are reimbursed for any expenses incurred in connection with their services and as detailed in the table and notes below.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Brian Markison(1)	$15,897	$38,250	$54,147
David Burgstahler(2)	$—	$—	$—
Samuel Leno(3)	$40,178	$37,500	$77,678
Dr. Patrick O'Neill(4)	$50,000	$38,586	$88,586
Sriram Venkataraman(2)	$—	$—	$—
Larry Pickering(5) (former Chairman)	$133,654	$493,169	$626,823

(1)
In 2012, Brian Markison was compensated with an annual retainer for his services on the Board of Directors of $50,000, paid in quarterly increments. In addition, Mr. Markison received $10,000, paid in quarterly increments for his service on the Compensation Committee. Mr. Markison received a grant of 12,500 stock options in Holdings in 2012. These options have a ten-year term and are Time Vesting Options vesting in full on the first anniversary of grant. On January 23, 2013, Mr. Markison was appointed Non-Executive Chairman of the Board of Holdings, Lantheus Intermediate and LMI. In connection with that appointment, (i) his director compensation was increased to $100,000 effective as of January 23, 2013, (ii) 4,760 shares of his previous 12,500 option grant were deemed to be vested with the balance of 7,740 shares terminated as forfeitures, (iii) he received a new grant of 26,596 option shares, vesting monthly over a 12-month basis, and (iv) on each anniversary date of his appointment, in consideration of his services as Chairman and for so long as he serves in that capacity, he will be granted a stock option to purchase $200,000 worth of common stock of Holdings, calculated as the multiple of the then fair market value times the number of shares necessary to equal $200,000.

(2)
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

(3)
Samuel Leno is compensated with an annual retainer for his services on the Board of Director of $50,000, paid in quarterly increments. In addition, Mr. Leno receives $15,000, paid in quarterly increments for his role as Chairman of the Audit Committee. Mr. Leno received a grant of 12,500 stock options in Holdings in 2012. These options have a ten-year term and are Time Vesting Options vesting in full on the first anniversary of grant.

(4)
Dr. Patrick O'Neill is compensated with an annual retainer for his services on the Board of Director of $50,000, paid in quarterly increments. Dr. O'Neill received a grant of 50,000 stock options in Holdings in 2008. These options have a ten-year term and are Time Vesting Options. 20% of the shares subject to the Time Vesting Options vested on each anniversary of the grant in 2008 - 2012. The remaining shares subject to the Time Vesting Options will be vested in full on January 8, 2013.

  In March of 2011, in the same manner as all other stock option holders at the time, Dr. O'Neill received a dividend equivalent right of approximately $1.93 per option on his outstanding options of which $57,880 was paid in cash on his vested options. Payments for the balance of his dividend equivalent rights were authorized by the Compensation Committee in 2012 resulting in an additional distribution of $38,586.

(5)
Mr. Pickering retired from the Board of Director effective September 30, 2012. He initially served as our Executive Chairman from January 2008 to January 2010 and functioned as an officer of the Company with direct oversight of Research & Development activities. On March 4, 2008, we entered into an employment agreement with Mr. Pickering, which was subsequently amended on October 19, 2008 and effective as of January 1, 2009, and also amended on January 4, 2010. Pursuant to the terms of his amended agreement, under which he is no longer an executive officer, Mr. Pickering received $133,654 in compensation during 2012. Mr. Pickering was not eligible for bonus, benefits or other perquisites.

On March 4, 2008 in recognition of Mr. Pickering's role with Avista in leading the Acquisition, Mr. Pickering was granted 751,200 stock options. These options vest 40% on the first year and ratably on the grant date over the following three years. 50% of these options are Time Vesting Options and 50% of these options are Performance Vesting Options. On April 20, 2009, Mr. Pickering received a supplemental grant of 50,000 options to purchase shares of Holdings in recognition of his contributions in connection with the Acquisition, pursuing an extension of the marketing exclusivity of Cardiolite and exceeding the EBITDA targets established for 2008. Anticipating Mr. Pickering's then-current executive role evolving into a non-employee director role in the future, Mr. Pickering's second award was granted as 100% Time Vesting Options, vesting ratably in four equal annual installments. As of April 2013, these options will be fully vested.

In March of 2011, in the same manner as all other stock option holders at the time, Mr. Pickering received a dividend equivalent right of approximately $1.93 per option on his outstanding options, of which $1,052,600 was paid in cash on his vested options. Payments for the balance of his dividend equivalent rights were authorized by the Compensation Committee in 2012 resulting in an additional distribution of $493,169.

Effective as of September 30, 2012, Mr. Pickering retired from the Board of Directors and under the terms of his severance arrangements his stock options were modified to allow for continued vesting and exercisability of his existing options for up to the full original ten-year term.

Compensation Committee Interlocks and Insider Participation

        During 2012, the members of our Compensation Committee were Messrs. Burgstahler and Pickering, then Messrs. Burgstahler, Pickering and Markison, then Messrs. Burgstahler and Markinson. Mr. Burgstahler is the President of Avista. Mr. Pickering is a Partner of Avista and used to be our Executive Chairman, a role he relinquished effective January 8, 2010. Mr. Markison is a Healthcare Industry Executive with Avista. Avista provides us with advisory services pursuant to the Advisory Services and Monitoring Agreement (as defined below) and has entered into other transactions with us. See "Item 13—Certain Relationships and Related Person Transactions, and Director Independence—Transactions with Related Persons—Advisory and Monitoring Services Agreement."

Compensation Committee Report

        Our Compensation Committee has reviewed and discussed the "Item 11—Executive Compensation—Compensation Discussion and Analysis" section with our management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the "Item 11—Executive Compensation—Compensation Discussion and Analysis" section be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

        Respectfully submitted by the Compensation Committee of the Board of Directors.

    David Burgstahler
    Brian Markison

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

        Holdings indirectly owns all of our issued and outstanding capital stock through its direct subsidiary and our direct parent, Lantheus Intermediate. Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P. and ACP-Lantern Co-Invest, LLC, or, together, the Avista Entities, collectively own approximately 99.5% of Holdings' issued and outstanding capital stock. Avista Capital Partners GP, LLC ultimately exercises voting and dispositive power over the shares held by Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P. and ACP-Lantern Co-Invest, LLC. Voting and disposition decisions at Avista Capital Partners GP, LLC with respect to such shares are made by an investment committee, the members of which are Thompson Dean, Steven Webster, David Burgstahler, David Durkin, OhSang Kwon, Robert Cabes and Newton Aguiar. In connection with the Acquisition, certain members of management purchased shares of Holdings' common stock equaling approximately 0.5% of Holdings' issued and outstanding capital stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table gives information as of December 31, 2012 about the common stock that may be issued under all of our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	4,507,700	$2.95	466,530
Equity compensation plans not approved by security holders(1)	—	—	—

Total	4,507,700	$2.95	466,530

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

Advisory and Monitoring Services Agreement

        In connection with the closing of the Acquisition, we entered into an advisory services and monitoring agreement with Avista Capital Holdings, L.P., or Avista Capital Holdings, dated as of January 8, 2008, or the Advisory Services and Monitoring Agreement, pursuant to which ACP Lantern Acquisition, Inc. (a corporation which was merged into us as part of the Acquisition), paid Avista Capital Holdings a one-time fee equal to $10 million for the consulting and advisory and monitoring services to us, our subsidiaries and our parent companies, in connection with the Acquisition. In addition, the agreement provides for the payment of an annual fee equal to $1 million as consideration for ongoing advisory services. To the extent of any future transaction entered into by us or our affiliates, Avista Capital Holdings will receive an additional fee that is reasonable and customary for the services it provides in connection with such future transaction. In addition, we will pay directly, or reimburse Avista Capital Holdings for, its out-of-pocket expenses in connection with its performance of services under the Advisory Services and Monitoring Agreement.

INC Research Master Services Agreement

        In the third quarter of 2012, we entered into a Master Contract Research Organization Services Agreement with INC Research, LLC ("INC") to provide clinical development services in connection with the flurpiridaz F 18 Phase 3 program. The agreement has a term of five years, and we incurred costs associated with this agreement of approximately $0.9 million in the year ended December 31, 2012. Avista Capital Partners and its affiliates are principal owners of both INC and the Company.

Quintiles Master Services Agreement

        Effective as of June 30, 2009, we entered into a Master Services Agreement with Quintiles Commercial US, Inc., or Quintiles, (formerly known as Innovex Inc.) to provide a contract sales force in connection with the launch and promotion of Ablavar. As of December 31, 2010, we have incurred costs associated with this contract of approximately $4.3 million. The Statement of Work under the Master Services Agreement relating to the contract sales force was extended on June 11, 2010 and terminated on December 31, 2010. John Pickering, a son of Larry Pickering, our former Chairman of the Board, was a Director of Business Development for Quintiles during part of the term of the agreement. He left Quintiles in June 2010 prior to the Statement of Work extension.

McGladrey Engagement

        In March 2010, we engaged RSM McGladrey, Inc., or McGladrey, (formerly known as Caturano & Company), a tax and financial services consulting firm, to advise us about compliance requirements under the Sarbanes-Oxley Act. As of December 31, 2012, 2011 and 2010, we have incurred costs associated with this engagement of approximately $69,000, $117,000 and $176,000, respectively. Dan Gaffey, a son of Robert Gaffey, our former Chief Financial Officer, is a partner of McGladrey but has no other relationship with us and will not be working on the engagement in any capacity.

VWR Scientific Purchases

        We purchase inventory supplies from VWR Scientific, VWR . Avista Capital Partners and certain affiliates are principal owners of both VWR and us. We made purchases of approximately $0.3 million during each of the years ended December 31, 2012, 2011 and 2010.

Director Independence

        As disclosed in "Item 10—Directors, Executive Officers and Corporate Governance," although not formally considered by the Board of Directors of Holdings because our securities are not registered or traded on any national securities exchange, we believe that Mr. Markison and Mr. Leno would be considered independent for our Boards of Directors, that Mr. Leno would be considered independent for our Audit Committee and that Mr. Markison would be considered independent for our Compensation Committee, based upon the listing standards of the New York Stock Exchange.

Item 14.    Principal Accountant Fees and Services

        Deloitte & Touche LLP, or Deloitte, serves as our independent registered public accounting firm. The following table presents fees paid for the audit of our annual consolidated financial statements and all other professional services rendered by Deloitte for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Audit Fees	$1,443,412	$1,213,810
Audit-Related Fees	52,400	722,200
Tax Fees	31,750	8,414

Total Fees	$1,527,562	$1,944,424

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

Audit-Related Fees

        These are fees for assurance and related services that are reasonably related to performance of the audit and review of our financial statements, and which are not reported under "Audit Fees." These services consisted primarily of attestation services for such matters as required for consents related to financings, registration statements and other filings with the Commission.

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
10.14	†
Amendment No. 1 to the Purchase and Supply Agreement, dated as of December 1, 2010, between Lantheus Medical Imaging, Inc. and Nordion (Canada) Inc. (incorporated by reference to Exhibit 10.13 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (file number 333-169785)).
10.15	†
Amended and Restated Cardiolite License and Supply Agreement, dated January 1, 2004, by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.13 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).
10.16	†
Amendment No. 1 to the Amended and Restated Supply Agreement (Thallium and Generators), dated as of December 29, 2009 between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.26 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).
10.17	†
Amended and Restated Supply Agreement (Thallium and Generators), dated October 1, 2004, by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.14 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).
10.18	†
Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of February 1, 2008, by and between Lantheus Medical Imaging, Inc. and UPPI (incorporated by reference to Exhibit 10.15 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 29, 2010 (file number 333-169785)).
10.19	†
Amendment No. 1 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of April 1, 2008 (incorporated by reference to Exhibit 10.29 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).
10.20	†
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
10.23	†
Extension to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of January 1, 2011, between Lantheus Medical Imaging, Inc. and UPPI (incorporated by reference to Exhibit 10.21 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (file number 333-169785)).
10.24	†
Amendment No. 5 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of December 14, 2011 (incorporated by reference to Exhibit 10.25 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (file number 333-169785)).
10.25	†
Distribution Agreement, dated as of October 31, 2001, by and between Bristol-Myers Squibb Pharma Company (now known as Lantheus Medical Imaging, Inc.) and Medi-Physics Inc., doing business as Amersham Health (incorporated by reference to Exhibit 10.16 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 29, 2010 (file number 333-169785)).
10.26	†
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
10.27	†
Manufacturing and Supply Agreement, dated as of April 6, 2009, by and between Lantheus Medical Imaging, Inc., and Mallinckrodt Inc. (a subsidiary of Covidien PLC) (incorporated by reference to Exhibit 10.27 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).
10.28	†
Amendment No. 1 to the Manufacturing and Supply Agreement, dated as of August 2, 2010, by and between Lantheus Medical Imaging, Inc. and Mallinckrodt Inc. (a subsidiary of Covidien PLC) (incorporated by reference to Exhibit 10.28 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).
10.29	†
Amendment No. 2 to the Manufacturing and Supply Agreement, dated as of August 2, 2010, by and between Lantheus Medical Imaging, Inc. and Mallinckrodt Inc. (a subsidiary of Covidien PLC) (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (file number 333-169785)).

Exhibit	Description
10.30	Lantheus MI Holdings, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).
10.31
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
10.36
Lantheus Medical Imaging, Inc. Severance Plan Policy (incorporated by reference to Exhibit 10.24 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).
10.37
Letter Amendment to Employment Agreement, dated October 19, 2008 and effective as of January 1, 2009 by and between Lantheus Medical Imaging, Inc. and Larry Pickering (incorporated by reference to Exhibit 10.25 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).
10.38
Employment Agreement, dated March 10, 2008, by and between Lantheus Medical Imaging, Inc. and Michael Duffy (incorporated by reference to Exhibit 10.21 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10 K for the fiscal year ended December 31, 2011 (file number 333-169785)).
10.39
Retirement Agreement, dated January 3, 2012, by and between Lantheus Medical Imaging, Inc. and Robert Gaffey (incorporated by reference to Exhibit 10.21 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10 K for the fiscal year ended December 31, 2011 (file number 333-169785)).
10.40
Amendment No. 2 to Credit Agreement, dated as of January 26, 2012, among Lantheus Medical Imaging, Inc., as borrower, Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC, as guarantors, Bank of Montreal, as administrative agent, Harris N.A., as collateral agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Current Report on Form 8-K filed with the Commission on January 30, 2012 (file number 333-169785)).

Exhibit		Description
10.41	†	Second Amendment, effective as of January 1, 2012, to the Distribution Agreement, dated as of October 31, 2001, by and between Lantheus Medical Imaging, Inc., formerly known as Bristol-Myers Squibb Medical Imaging, Inc., and Medi-Physics, Inc., doing business as G.E. Healthcare Inc. (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (file number 333-169785)).
10.42	†
Manufacturing and Supply Agreement, dated as of February 1, 2012, for the manufacture of DEFINITY® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC (incorporated by reference to Exhibit 10.2 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (file number 333-169785)).
10.43	†
Amendment No. 1, effective as of February 9, 2012, to the Amended and Restated Cardiolite License and Supply Agreement by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC entered into as of January 1, 2009 and effective as of January 1, 2004 (incorporated by reference to Exhibit 10.3 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (file number 333-169785)).
10.44	†
Settlement and Mutual Release Agreement, effective as of March 20, 2012, by and between Ben Venue Laboratories, Inc. and Lantheus Medical Imaging, Inc. (incorporated by reference to Exhibit 10.4 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (file number 333-169785)).
10.45	†
Transition Services Agreement, effective as of March 20, 2012, by and between Ben Venue Laboratories, Inc. and Lantheus Medical Imaging, Inc. (incorporated by reference to Exhibit 10.5 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (file number 333-169785)).
10.46	†
Manufacturing and Service Contract for Commercial Products, entered into as of March 20, 2012, by and between Ben Venue Laboratories, Inc. and Lantheus Medical Imaging, Inc. (incorporated by reference to Exhibit 10.6 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (file number 333-169785)).
10.47	†
First Amendment to Manufacturing and Supply Agreement, dated as of May 3, 2012, for the manufacture of DEFINITY® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (file number 333-169785)).
10.48	†
Manufacturing and Supply Agreement, dated as of May 3, 2012, for the manufacture of Cardiolite® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC (incorporated by reference to Exhibit 10.2 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (file number 333-169785)).
10.49	†
Manufacturing and Supply Agreement, dated as of May 3, 2012, for the manufacture of Neurolite® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC (incorporated by reference to Exhibit 10.3 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (file number 333-169785)).

Exhibit		Description
10.50	†	Amendment No. 6 to the Agreement Concerning Cardiolite® and TechneLite® Generator Supply, Pricing and Rebates, effective as of April 1, 2012, by and between Lantheus Medical Imaging, Inc. and United Pharmacy Partners, Inc. (incorporated by reference to Exhibit 10.4 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (file number 333-169785)).
10.51
Amendment No. 3 to Credit Agreement, dated as of October 11, 2012, among Lantheus Medical Imaging, Inc., as borrower, Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC, as guarantors, Bank of Montreal, as administrative agent, Harris N.A., as collateral agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Current Report on Form 8-K filed with the Commission on October 16, 2012 (file number 333-169785)).
10.52	*†	Amendment No. 2, dated as of October 15, 2012, to the Purchase and Supply Agreement between Lantheus Medical Imaging, Inc. and Nordion (Canada) Inc.
10.53	*†	Amendment No. 3, effective as of October 1, 2012, to Sales Agreement between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd.
10.54	*†	Amendment No. 2, effective as of December 27, 2012, to the Amended and Restated Supply Agreement (Thallium and Generators) between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC.
10.55	*†	Amendment No. 2, effective as of December 27, 2012, to the Amended and Restated Cardiolite® License and Supply Agreement by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC.
10.56	*†	License and Distribution Agreement, effective as of January 1, 2013, by and between Lantheus Medical Imaging, Inc. and FUJIFILM RI Pharma Co., Ltd.
10.57	*	Separation Agreement, dated February 19, 2013, by and between Lantheus Medical Imaging, Inc. and Don Kiepert.
10.58	*
Amendment No. 5 to Credit Agreement, dated as of March 25, 2013, among Lantheus Medical Imaging, Inc., as borrower, Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC, as guarantors, Bank of Montreal, as administrative agent, Harris N.A., as collateral agent and the other lenders party thereto.
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
24.1	*	Power of Attorney (included as part of the signature page hereto).
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit		Description
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation
101.DEF	*	XBRL Taxonomy Extension Definition
101.LAB	*	XBRL Taxonomy Extension Labels
101.PRE	*	XBRL Taxonomy Extension Presentation

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

LANTHEUS MEDICAL IMAGING, INC.
By:	/s/ JEFFREY BAILEY
Name:	Jeffrey Bailey
Title:	President and Chief Executive Officer
Date:	March 28, 2013

        We, the undersigned directors and officers of Lantheus Medical Imaging, Inc., hereby severally constitute and appoint Jeffrey Bailey, Jeffrey E. Young and Michael P. Duffy, and each of them individually, with full powers of substitution and resubstitution, our true and lawful attorneys, with full powers to them and each of them to sign for us, in our names and in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY BAILEY Jeffrey Bailey	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2013
/s/ JEFFREY E. YOUNG Jeffrey E. Young	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 28, 2013
/s/ BRIAN MARKISON Brian Markison	Chairman of the Board of Directors	March 28, 2013
/s/ DAVID BURGSTAHLER David Burgstahler	Director	March 28, 2013
/s/ SAMUEL R. LENO Sam R. Leno	Director	March 28, 2013
/s/ PATRICK J. O'NEILL Patrick J. O'Neill	Director	March 28, 2013
/s/ SRIRAM VENKATARAMAN Sriram Venkataraman	Director	March 28, 2013

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation of Lantheus Medical Imaging, Inc., as amended (incorporated by reference to Exhibit 3.1 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).
3.2	Second Amended and Restated By-Laws of Lantheus Medical Imaging, Inc (incorporated by reference to Exhibit 3.2 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).
4.1	Indenture, dated as of May 10, 2010, among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC as guarantors, and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).
4.2	First Supplemental Indenture, dated as of March 14, 2011, among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC as guarantors, and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to Lantheus Medical Imaging, Inc.'s Current Report on Form 8-K filed with the Commission on March 16, 2011 (file number 333-169785)).
4.3	Second Supplemental Indenture, dated as of March 21, 2011, among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC as guarantors, and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to Lantheus Medical Imaging, Inc.'s Current Report on Form 8-K filed with the Commission on March 21, 2011 (file number 333-169785)).
4.4	Registration Rights Agreement, dated May 10, 2010, by and among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC, as guarantors, and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.2 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).
4.3	Registration Rights Agreement, dated March 21, 2011, by and among Lantheus Medical Imaging, Inc., Jefferies & Company, Inc., as representative of the initial purchasers and the guarantors party thereto (incorporated by reference to Exhibit 4.2 to Lantheus Medical Imaging, Inc.'s Current Report on Form 8-K filed with the Commission on March 21, 2011 (file number 333-169785)).
4.5	Form of 9.750% Senior Notes due 2017 (included in Exhibit 4.1).
10.1	Credit Agreement, dated May 10, 2010, by and among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc., Lantheus MI Real Estate LLC, the lenders from time to time party hereto, Harris N.A., as collateral agent, Bank of Montreal, as administrative agent, Bank of Montreal and NATIXIS as joint bookrunners, Bank of Montreal and NATIXIS as joint lead arrangers, NATIXIS as syndication agent and Jefferies Finance LLC as documentation agent (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).
10.2	Amendment No. 1 to Credit Agreement, dated as of March 21, 2011, by and among Lantheus Medical Imaging, Inc., as borrower, Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate LLC, as guarantors, Bank of Montreal, as administrative agent, Harris N.A., as collateral agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Current Report on Form 8-K filed with the Commission on March 21, 2011 (file number 333-169785)).

Exhibit		Description
10.3		Pledge and Security Agreement, dated as of May 10, 2010, by and among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc., Lantheus MI Real Estate, LLC and Harris N.A. as collateral agent (incorporated by reference to Exhibit 10.2 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).
10.4		Advisory Services and Monitoring Agreement, dated January 8, 2007, by and between ACP Lantern Acquisition, Inc. (now known as Lantheus Medical Imaging, Inc.) and Avista Capital Holdings, L.P. (incorporated by reference to Exhibit 10.3 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).
10.5		Amended and Restated Shareholders Agreement, dated as of February 26, 2008 among Lantheus MI Holdings, Inc., Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., ACP-Lantern Co-Invest, LLC and certain management shareholders named therein (incorporated by reference to Exhibit 10.4 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).
10.6		Employee Shareholders Agreement, dated as of May 8, 2008, among Lantheus MI Holdings, Inc., Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., ACP-Lantern Co-Invest, LLC and certain employee shareholders named therein (incorporated by reference to Exhibit 10.5 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).
10.7		Employment Agreement, dated January 8, 2008 by and between ACP Lantern Acquisition Inc. (now known as Lantheus Medical Imaging, Inc.) and Donald Kiepert (incorporated by reference to Exhibit 10.6 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).
10.8		Employment Agreement, dated March 4, 2008 by and between Lantheus Medical Imaging, Inc. and Larry Pickering (incorporated by reference to Exhibit 10.7 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).
10.9		Letter Amendment to Employment Agreement, dated January 4, 2010 by and between Lantheus Medical Imaging, Inc. and Larry Pickering (incorporated by reference to Exhibit 10.8 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).
10.10	†	Sales Agreement, dated as of April 1, 2009, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd. (incorporated by reference to Exhibit 10.9 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).
10.11	†	Amendment No. 1 to Sales Agreement, dated as of January 1, 2010, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd. (incorporated by reference to Exhibit 10.10 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).
10.12	†	Amendment No. 2 to Sales Agreement, dated as of January 1, 2010, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd. (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (file number 333-169785)).

Exhibit		Description
10.13	†	Purchase and Supply Agreement, dated as of April 1, 2010, between Lantheus Medical Imaging, Inc. and Nordion (Canada) Inc. (formerly known as MDS Nordion, a division of MDS (Canada) Inc.) (incorporated by reference to Exhibit 10.12 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).
10.14	†	Amendment No. 1 to the Purchase and Supply Agreement, dated as of December 1, 2010, between Lantheus Medical Imaging, Inc. and Nordion (Canada) Inc. (incorporated by reference to Exhibit 10.13 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (file number 333-169785)).
10.15	†	Amended and Restated Cardiolite License and Supply Agreement, dated January 1, 2004, by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.13 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).
10.16	†	Amendment No. 1 to the Amended and Restated Supply Agreement (Thallium and Generators), dated as of December 29, 2009 between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.26 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).
10.17	†	Amended and Restated Supply Agreement (Thallium and Generators), dated October 1, 2004, by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.14 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).
10.18	†	Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of February 1, 2008, by and between Lantheus Medical Imaging, Inc. and UPPI (incorporated by reference to Exhibit 10.15 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 29, 2010 (file number 333-169785)).
10.19	†	Amendment No. 1 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of April 1, 2008 (incorporated by reference to Exhibit 10.29 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).
10.20	†	Amendment No. 2 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of August 1, 2008 (incorporated by reference to Exhibit 10.30 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).
10.21	†	Amendment No. 3 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of May 1, 2009 (incorporated by reference to Exhibit 10.31 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).
10.22	†	Amendment No. 4 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of April 1, 2011 (incorporated by reference to Exhibit 10.2 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (file number 333-169785)).

Exhibit		Description
10.23	†	Extension to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of January 1, 2011, between Lantheus Medical Imaging, Inc. and UPPI (incorporated by reference to Exhibit 10.21 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (file number 333-169785)).
10.24	†	Amendment No. 5 to the Agreement Concerning Cardiolite and TechneLite Generator Supply, Pricing and Rebates, dated as of December 14, 2011 (incorporated by reference to Exhibit 10.25 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (file number 333-169785)).
10.25	†	Distribution Agreement, dated as of October 31, 2001, by and between Bristol-Myers Squibb Pharma Company (now known as Lantheus Medical Imaging, Inc.) and Medi-Physics Inc., doing business as Amersham Health (incorporated by reference to Exhibit 10.16 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 29, 2010 (file number 333-169785)).
10.26	†	First Amendment to Distribution Agreement, dated as of January 1, 2005, by and between Bristol-Myers Squibb Medical Imaging, Inc. (formerly known as Bristol-Myers Squibb Pharma Company and now known as Lantheus Medical Imaging, Inc.) and Medi-Physics Inc., doing business as G.E. Healthcare (incorporated by reference to Exhibit 10.17 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).
10.27	†	Manufacturing and Supply Agreement, dated as of April 6, 2009, by and between Lantheus Medical Imaging, Inc., and Mallinckrodt Inc. (a subsidiary of Covidien PLC) (incorporated by reference to Exhibit 10.27 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 23, 2010 (file number 333-169785)).
10.28	†	Amendment No. 1 to the Manufacturing and Supply Agreement, dated as of August 2, 2010, by and between Lantheus Medical Imaging, Inc. and Mallinckrodt Inc. (a subsidiary of Covidien PLC) (incorporated by reference to Exhibit 10.28 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).
10.29	†	Amendment No. 2 to the Manufacturing and Supply Agreement, dated as of August 2, 2010, by and between Lantheus Medical Imaging, Inc. and Mallinckrodt Inc. (a subsidiary of Covidien PLC) (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (file number 333-169785)).
10.30		Lantheus MI Holdings, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).
10.31		Amendment No. 1 to Lantheus MI Holdings, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).
10.32		Amendment No. 2 to Lantheus MI Holdings, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).
10.33		Form of Option Grant Award Agreement (incorporated by reference to Exhibit 10.21 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).

Exhibit		Description
10.34		Lantheus Medical Imaging, Inc. Employee Bonus Plan—2009 (incorporated by reference to Exhibit 10.22 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).
10.35		Lantheus Medical Imaging, Inc. 2010 Executive Leadership Team Incentive Bonus Plan (incorporated by reference to Exhibit 10.31 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (file number 333-169785)).
10.36		Lantheus Medical Imaging, Inc. Severance Plan Policy (incorporated by reference to Exhibit 10.24 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 6, 2010 (file number 333-169785)).
10.37		Letter Amendment to Employment Agreement, dated October 19, 2008 and effective as of January 1, 2009 by and between Lantheus Medical Imaging, Inc. and Larry Pickering (incorporated by reference to Exhibit 10.25 to Lantheus Medical Imaging, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 1, 2010 (file number 333-169785)).
10.38		Employment Agreement, dated March 10, 2008, by and between Lantheus Medical Imaging, Inc. and Michael Duffy (incorporated by reference to Exhibit 10.21 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10 K for the fiscal year ended December 31, 2011 (file number 333-169785)).
10.39		Retirement Agreement, dated January 3, 2012, by and between Lantheus Medical Imaging, Inc. and Robert Gaffey (incorporated by reference to Exhibit 10.21 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10 K for the fiscal year ended December 31, 2011 (file number 333-169785)).
10.40		Amendment No. 2 to Credit Agreement, dated as of January 26, 2012, among Lantheus Medical Imaging, Inc., as borrower, Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC, as guarantors, Bank of Montreal, as administrative agent, Harris N.A., as collateral agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Current Report on Form 8-K filed with the Commission on January 30, 2012 (file number 333-169785)).
10.41	†	Second Amendment, effective as of January 1, 2012, to the Distribution Agreement, dated as of October 31, 2001, by and between Lantheus Medical Imaging, Inc., formerly known as Bristol-Myers Squibb Medical Imaging, Inc., and Medi-Physics, Inc., doing business as G.E. Healthcare Inc. (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (file number 333-169785)).
10.42	†	Manufacturing and Supply Agreement, dated as of February 1, 2012, for the manufacture of DEFINITY® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC (incorporated by reference to Exhibit 10.2 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (file number 333-169785)).
10.43	†	Amendment No. 1, effective as of February 9, 2012, to the Amended and Restated Cardiolite License and Supply Agreement by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC entered into as of January 1, 2009 and effective as of January 1, 2004 (incorporated by reference to Exhibit 10.3 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (file number 333-169785)).

Exhibit		Description
10.44	†	Settlement and Mutual Release Agreement, effective as of March 20, 2012, by and between Ben Venue Laboratories, Inc. and Lantheus Medical Imaging, Inc. (incorporated by reference to Exhibit 10.4 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (file number 333-169785)).
10.45	†	Transition Services Agreement, effective as of March 20, 2012, by and between Ben Venue Laboratories, Inc. and Lantheus Medical Imaging, Inc. (incorporated by reference to Exhibit 10.5 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (file number 333-169785)).
10.46	†	Manufacturing and Service Contract for Commercial Products, entered into as of March 20, 2012, by and between Ben Venue Laboratories, Inc. and Lantheus Medical Imaging, Inc. (incorporated by reference to Exhibit 10.6 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (file number 333-169785)).
10.47	†	First Amendment to Manufacturing and Supply Agreement, dated as of May 3, 2012, for the manufacture of DEFINITY® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (file number 333-169785)).
10.48	†	Manufacturing and Supply Agreement, dated as of May 3, 2012, for the manufacture of Cardiolite® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC (incorporated by reference to Exhibit 10.2 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (file number 333-169785)).
10.49	†	Manufacturing and Supply Agreement, dated as of May 3, 2012, for the manufacture of Neurolite® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC (incorporated by reference to Exhibit 10.3 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (file number 333-169785)).
10.50	†	Amendment No. 6 to the Agreement Concerning Cardiolite® and TechneLite® Generator Supply, Pricing and Rebates, effective as of April 1, 2012, by and between Lantheus Medical Imaging, Inc. and United Pharmacy Partners, Inc. (incorporated by reference to Exhibit 10.4 to Lantheus Medical Imaging, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (file number 333-169785)).
10.51		Amendment No. 3 to Credit Agreement, dated as of October 11, 2012, among Lantheus Medical Imaging, Inc., as borrower, Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC, as guarantors, Bank of Montreal, as administrative agent, Harris N.A., as collateral agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Current Report on Form 8-K filed with the Commission on October 16, 2012 (file number 333-169785)).
10.52	*†	Amendment No. 2, dated as of October 15, 2012, to the Purchase and Supply Agreement between Lantheus Medical Imaging, Inc. and Nordion (Canada) Inc.
10.53	*†	Amendment No. 3, effective as of October 1, 2012, to Sales Agreement between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd.
10.54	*†	Amendment No. 2, effective as of December 27, 2012, to the Amended and Restated Supply Agreement (Thallium and Generators) between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC.
10.55	*†	Amendment No. 2, effective as of December 27, 2012, to the Amended and Restated Cardiolite® License and Supply Agreement by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC.

Exhibit		Description
10.56	*†	License and Distribution Agreement, effective as of January 1, 2013, by and between Lantheus Medical Imaging, Inc. and FUJIFILM RI Pharma Co., Ltd.
10.57	*	Separation Agreement, dated February 19, 2013, by and between Lantheus Medical Imaging, Inc. and Don Kiepert.
10.58	*	Amendment No. 5 to Credit Agreement, dated as of March 25, 2013, among Lantheus Medical Imaging, Inc., as borrower, Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC, as guarantors, Bank of Montreal, as administrative agent, Harris N.A., as collateral agent and the other lenders party thereto.
12.1	*	Statements re: Computation of Ratio of Earnings to Fixed Charges.
14.1		Lantheus Medical Imaging, Inc. Company Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (file number 333-169785)).
14.2		Lantheus Medical Imaging, Inc. Compliance Code. (incorporated by reference to Exhibit 14.2 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (file number 333-169785)).
21.1		Subsidiaries of Lantheus MI Intermediate, Inc. and Lantheus Medical Imaging, Inc. (incorporated by reference to Exhibit 21.1 to Lantheus Medical Imaging, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (file number 333-169785)).
24.1	*	Power of Attorney (included as part of the signature page hereto).
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation
101.DEF	*	XBRL Taxonomy Extension Definition
101.LAB	*	XBRL Taxonomy Extension Labels
101.PRE	*	XBRL Taxonomy Extension Presentation

*
Filed herewith.

**
Furnished herewith.

†
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.