Form 10-Q
period 2013-03-31
Lantheus Medical Imaging, Inc.
filed 2013-05-10
CIK 1500157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

        The registrant had 1,000 shares of common stock, $0.01 par value per share, issued and outstanding as of May 10, 2013.

EXPLANATORY NOTE

        The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months but is not subject to such filing requirements.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2013	2012
Revenues
Net product revenues	$68,204	$82,631
License and other revenues	2,814	2,720

Total revenues	71,018	85,351
Cost of goods sold	48,206	52,535

Gross profit	22,812	32,816

Operating expenses
General and administrative expenses	10,253	9,199
Sales and marketing expenses	9,797	9,993
Research and development expenses	11,998	10,362
Proceeds from manufacturer	—	(29,914)

Total operating expenses	32,048	(360)

Operating (loss) income	(9,236)	33,176
Interest expense, net	(10,669)	(10,346)
Other income, net	721	305

(Loss) Income before income taxes	(19,184)	23,135
Provision for income taxes	628	2,237

Net (loss) income	(19,812)	20,898

Foreign currency translation, net of taxes	(597)	867

Total comprehensive (loss) income	$(20,409)	$21,765

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands except share data)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$29,170	$31,595
Accounts receivable, net of allowance of $526 and $301	38,143	41,380
Inventory	17,603	18,048
Income tax receivable	733	736
Deferred tax assets	92	115
Other current assets	5,142	2,943

Total current assets	90,883	94,817
Property, plant and equipment, net	108,017	109,573
Capitalized software development costs, net	1,927	2,234
Intangibles, net	63,111	66,802
Goodwill	15,714	15,714
Deferred financing costs	10,746	11,372
Other long-term assets	22,439	22,414

Total assets	$312,837	$322,926

Liabilities and Stockholder's Deficit
Current liabilities
Note payable	$875	$—
Accounts payable	17,152	18,945
Accrued expenses	44,217	29,689
Deferred revenue	2,684	7,320

Total current liabilities	64,928	55,954
Asset retirement obligation	5,570	5,416
Long-term debt, net	398,876	398,822
Deferred tax liability	174	435
Other long-term liabilities	37,722	36,652

Total liabilities	507,270	497,279

Commitments and contingencies (see Note 13)
Stockholder's deficit
Common stock ($0.001 par value, 10,000 shares authorized; 1 share issued and outstanding)	—	—
Due from parent	(1,242)	(1,353)
Additional paid-in capital	2,543	2,325
Accumulated deficit	(196,472)	(176,660)
Accumulated other comprehensive income	738	1,335

Total stockholder's deficit	(194,433)	(174,353)

Total liabilities and stockholder's deficit	$312,837	$322,926

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Stockholder's Deficit

(unaudited, in thousands except share data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Due from Parent	Additional Paid-in Capital	Accumulated Deficit		Total Stockholder's Deficit
	Shares	Amount
Balance at January 1, 2012	1	$—	$—	$1,085	$(134,659)	$371	$(133,203)
Net loss	—	—	—	—	(42,001)	—	(42,001)
Due from parent (See Note 14)	—	—	(1,353)	—	—	—	(1,353)
Foreign currency translation	—	—	—	—	—	964	964
Stock-based compensation	—	—	—	1,240	—	—	1,240

Balance at December 31, 2012	1	—	(1,353)	2,325	(176,660)	1,335	(174,353)
Net loss	—	—	—	—	(19,812)	—	(19,812)
Payments from parent	—	—	111	—	—	—	111
Foreign currency translation	—	—	—	—	—	(597)	(597)
Stock-based compensation	—	—	—	218	—	—	218

Balance at March 31, 2013	1	$—	$(1,242)	$2,543	$(196,472)	$738	$(194,433)

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2013	2012
Cash flow from operating activities
Net (loss) income	$(19,812)	$20,898
Adjustments to reconcile net (loss) income to cash flow from operating activities
Depreciation and amortization	7,211	7,450
Provision for excess and obsolete inventory	1,123	546
Stock-based compensation	257	574
Deferred income taxes	(227)	255
Other	666	85
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable	2,969	(6,442)
Prepaid expenses and other assets	(945)	(845)
Inventory	(258)	1,891
Income taxes	3	1,154
Due from parent	—	44
Deferred revenue	(4,272)	1,906
Accounts payable	(1,236)	(3,312)
Accrued expenses and other liabilities	14,371	11,000

Cash (used in) provided by operating activities	(150)	35,204

Cash flows from investing activities
Capital expenditures	(1,449)	(2,044)
Purchase of certificate of deposit	—	(225)

Cash used in investing activities	(1,449)	(2,269)

Cash flows from financing activities
Payments on note payable	(389)	(457)
Deferred financing costs	(110)	(198)
Payments from parent	111	—

Cash used in financing activities	(388)	(655)

Effect of foreign exchange rate on cash	(438)	448

(Decrease) Increase in cash and cash equivalents	(2,425)	32,728
Cash and cash equivalents, beginning of period	31,595	40,607

Cash and cash equivalents, end of period	$29,170	$73,335

Supplemental disclosure of cash flow information
Interest paid	$6	$8
Income taxes paid, net	$178	$533
Noncash investing and financing activities
Property, plant and equipment included in accounts payable and accrued expenses	$513	$363

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

1. Business Overview

Overview

        The Company manufactures, markets, sells and distributes medical imaging products globally with operations in the United States ("U.S."), Puerto Rico, Canada and Australia and distribution relationships in Europe, Asia Pacific and Latin America. The Company provides medical imaging products, primarily focused on cardiovascular diagnostic imaging, to nuclear physicians, cardiologists, radiologists, internal medicine physicians, independent delivery networks, group purchasing organizations and technologists/sonographers working in a variety of clinical settings.

        The Company's principal products include:

  •
  DEFINITY—an ultrasound contrast agent;

  •
  TechneLite—a generator that provides the radioisotope used to radiolabel Cardiolite and other radiopharmaceuticals;

  •
  Cardiolite—a myocardial perfusion imaging agent; and

  •
  Xenon—a radiopharmaceutical inhaled gas to assess pulmonary function and evaluate blood flow, particularly in the lungs.

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

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial statements for interim periods in

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

1. Business Overview (Continued)

accordance with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Form 10-K"). The Company's accounting policies are described in the "Notes to Consolidated Financial Statements" in the 2012 Form 10-K and updated, as necessary, in this Form 10-Q. There were no changes to the Company's accounting policies since December 31, 2012. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Recent Events

        The Company generated a net loss of $19.8 million during the three months ended March 31, 2013 and had an accumulated deficit of $196.5 million at March 31, 2013. The Company currently relies on Ben Venue Laboratories ("BVL") as one of two manufacturers of DEFINITY and Cardiolite products and its sole source manufacturer of Neurolite. In July 2010, BVL temporarily shut down the facility in which it manufactures products for a number of customers, including the Company, in order to upgrade the facility to meet certain regulatory requirements. BVL resumed manufacturing DEFINITY in the second quarter of 2012 and released product to the Company at the end of the second quarter of 2012. BVL has also resumed manufacturing Cardiolite products. The Company currently believes that Neurolite will again become available from BVL in the latter half of 2013.

        The Company continues to expedite a number of its technology transfer programs to secure and qualify production of its BVL-manufactured products with alternate contract manufacturer sites. In February 2013, the FDA informed the Company that the Jubilant HollisterStier ("JHS") facility was approved to manufacture DEFINITY, and the Company is now shipping JHS-manufactured DEFINITY to customers. The Company also has on-going technology transfer activities at JHS for its Cardiolite product supply and Neurolite but is not certain as to when that technology transfer will be completed and when the Company will actually receive supply of Cardiolite products and Neurolite from JHS. In the meantime, the Company also has an alternate manufacturer for a portion of its Cardiolite sales demand. The Company is also pursuing new manufacturing relationships to establish and secure additional long-term or alternative suppliers of its key products but is uncertain of the timing as to when any other supply arrangements would provide meaningful quantities of products to the Company.

        During the first quarter of 2012, the Company received $30.0 million from BVL to compensate the Company for its business losses associated with the lack of product supply during the outage pursuant to a Transition Services Agreement. This payment is included within operating income as proceeds from manufacturer. The net proceeds totaled $29.9 million in the statement of comprehensive (loss) income for the three months ended March 31, 2012.

        The Company continues to experience losses as a result of the prolonged supply interruption from BVL. The Company was able to amend its revolving credit facility (the "Facility") covenants on

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

1. Business Overview (Continued)

March 25, 2013 as further described in Note 10 of the 2012 Annual Report on Form 10-K, which allowed the Company to maintain compliance with such covenants by a narrow margin at March 31, 2013. If the Company is not successful in achieving its forecasted results, which include assumptions that BVL and JHS will manufacture and release adequate product supply on a timely and consistent basis, the Company is successful with the remainder of the JHS technology transfer programs for Cardiolite product and Neurolite and the Company is able to continue to grow DEFINITY sales, the Company could be in non-compliance with one or more of the financial ratio covenants in the Facility in the next twelve months. If this were to occur, the Company would either seek an additional amendment to the Facility or a waiver or consent in connection with the appropriate financial covenants to eliminate such potential default or seek to secure an alternative financing arrangement. There can be no assurance that the Company would be able to obtain an amendment, waiver or consent from its lenders.

        The Company has taken actions during March 2013 to substantially reduce its discretionary spending. In particular, the Company began to implement a strategic shift in how it will fund its research and development ("R&D") programs. The Company will reduce during 2013 its internal R&D resources, while at the same time seeking to engage one or more strategic partners to assist in the further development and commercialization of its development candidates, including flurpiridaz F 18, 18F LMI 1195 and LMI 1174. The Company will complete its 301 trial for flurpiridaz F 18 with internal funding while seeking to engage strategic partners to assist with the further development and possible commercialization of the agent. For the other two development candidates, 18F LMI 1195 and LMI 1174, the Company will also seek to engage strategic partners to assist with the on-going development activities relating to these agents.

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

Goodwill

        Goodwill is not amortized, but is instead tested for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that it may be impaired. The Company has elected to perform the annual test for indications of goodwill impairment as of October 31 of each year. All goodwill has been allocated to the U.S. operating segment.

        The strategic shift in how the Company will fund its R&D programs significantly altered the expected future costs and revenues associated with the Company's development candidates. Accordingly, this action was deemed to be a triggering event for an evaluation of the recoverability of the Company's goodwill as of March 31, 2013. The Company performed an interim impairment test and determined that there was no goodwill impairment as of March 31, 2013. There were no events as of December 31, 2012 that triggered an interim impairment test.

        The Company calculated the fair value of its reporting units using the income approach which utilizes discounted forecasted future cash flows and the market approach which utilizes fair value multiples of comparable publicly traded companies. The discounted cash flows are based on the Company's most recent long-term financial projections and are discounted using a risk adjusted rate of return which is determined using estimates of market participant risk-adjusted weighted-average costs of capital and reflects the risks associated with achieving future cash flows. The market approach is calculated using the guideline company method, where the Company uses market multiples derived from stock prices of companies engaged in the same or similar lines of business. A combination of the two methods is utilized to derive the fair value of the business in order to decrease the inherent risk associated with each model if used independently.

3. Fair Value of Financial Instruments

        The tables below present information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Fair Value of Financial Instruments (Continued)

March 31, 2013

(in thousands)	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$1,508	$1,508	$—	$—
Certificates of deposit—restricted	325	—	325	—

	$1,833	$1,508	$325	$—

December 31, 2012

(in thousands)	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$2,004	$2,004	$—	$—
Certificates of deposit—restricted	328	—	328	—

	$2,332	$2,004	$328	$—

        At both March 31, 2013 and December 31, 2012, the Company has a $0.2 million certificate of deposit for which the Company's use of such cash is restricted and is included in the line item "Certificates of deposit—restricted" above. This investment is classified in other current assets on the consolidated balance sheet. The remaining $0.1 million represents a certificate of deposit that is collateral for a long-term lease and is included in other long-term assets on the condensed consolidated balance sheet. Certificates of deposit are classified within Level 2 of the fair value hierarchy as these are not traded on the open market.

        At March 31, 2013, the Company had total cash and cash equivalents of $29.2 million, which included approximately $1.5 million of money market funds and $27.7 million of cash on-hand. At December 31, 2012, the Company had total cash and cash equivalents of $31.6 million, which included approximately $2.0 million of money market funds and $29.6 million of cash on-hand.

        The estimated fair values of the Company's financial instruments, including its cash and cash equivalents, receivables, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The estimated fair value of the debt at March 31, 2013, based on Level 2 inputs of recent market activity available to the Company, was equal to the face value of $400.0 million. At December 31, 2012, the estimated fair value of the debt was $380.0 million compared to the face value of $400.0 million.

4. Income Taxes

        The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year in addition to discrete events which impact the interim period. The Company's effective tax rate differs from the U.S. statutory rate principally due to the rate impact of uncertain tax positions, valuation allowance changes and state taxes. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Income Taxes (Continued)

rate is determined. The Company's tax provision was $0.6 million and $2.2 million for the three months ended March 31, 2013 and 2012, respectively.

        In connection with the Company's acquisition of the medical imaging business from Bristol-Myers Squibb Company ("BMS") in 2008, the Company obtained a tax indemnification agreement with BMS related to certain tax obligations arising prior to the acquisition of the Company, for which the Company has the primary legal obligation. The tax indemnification receivable is recognized within other long-term assets. The changes in the tax indemnification asset are recognized within other income, net in the condensed consolidated statement of comprehensive (loss) income. In accordance with the Company's accounting policy, the change in the tax liability and penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within the tax provision. Accordingly, as these reserves change, adjustments are included in the tax provision while the offsetting adjustment is included in other income. Assuming that the receivable from BMS continues to be considered recoverable by the Company, there is no net effect on earnings related to these liabilities and no net cash outflows.

        Within the next twelve months, approximately $2.6 million of unrecognized tax benefits primarily relating to state tax nexus and transfer pricing issues may be recognized due to the closing of statutes of limitation.

5. Inventory

        The Company includes within current assets the amount of inventory that is estimated to be utilized within twelve months. Inventory that will be utilized after twelve months is classified within other long-term assets.

        Inventory, classified in inventory or other long-term assets, consisted of the following:

(in thousands)	March 31, 2013	December 31, 2012
Raw materials	$8,246	$7,573
Work in process	4,674	5,019
Finished goods	4,683	5,456

Inventory	17,603	18,048
Other long-term assets	1,683	2,090

Total	$19,286	$20,138

        At March 31, 2013, inventories reported as other long-term assets included $1.5 million of raw materials and $0.2 million of finished goods. At December 31, 2012, inventories reported as other long-term assets included $1.5 million of raw materials and $0.6 million of finished goods.

        The Company's Ablavar product was commercially launched in January 2010. The revenues for this product through March 31, 2013 have not been significant. At March 31, 2013 and December 31, 2012, the balances of inventory on-hand reflect approximately $2.5 million and $2.8 million, respectively, of finished products and raw materials related to Ablavar. LMI has an agreement with a supplier to provide Active Pharmaceutical Ingredient ("API") and finished products for Ablavar under which LMI is required to purchase future minimum quantities through September 30, 2014. At March 31, 2013, the

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

5. Inventory (Continued)

remaining purchase commitment under the agreement was approximately $9.4 million. The Company has a contract loss of $7.5 million associated with this future purchase commitment at both March 31, 2013 and December 31, 2012. The Company records the inventory when it takes delivery, at which time the Company assumes title and risk of loss.

        In 2013, the Company transitioned the sales and marketing efforts for Ablavar from its direct sales force to the Company's customer service team in order to allow the direct sales force to drive DEFINITY growth following the Company's recent supply challenges. In the event that the Company does not meet its revised sales expectations for Ablavar or cannot sell the product it has committed to purchase prior to its expiration, the Company could incur additional inventory write-downs and/or losses on its purchase commitments.

6. Property, Plant and Equipment, net

        Property, plant and equipment consisted of the following:

(in thousands)	March 31, 2013	December 31, 2012
Land	$22,450	$22,450
Buildings	64,944	64,649
Machinery, equipment and fixtures	64,233	63,503
Construction in progress	6,979	7,331
Accumulated depreciation	(50,589)	(48,360)

Property, plant and equipment, net	$108,017	$109,573

        For each of the three month periods ended March 31, 2013 and 2012, depreciation expense related to property, plant and equipment was $2.4 million.

        Included within machinery, equipment and fixtures are spare parts of approximately $2.7 million at both March 31, 2013 and December 31, 2012. Spare parts include replacement parts relating to plant and equipment and are either recognized as an expense when consumed or re-classified and capitalized as part of the related plant and equipment and depreciated over a time period not exceeding the useful life of the related asset.

        Fixed assets dedicated to R&D activities, which were impacted by the recent R&D strategic shift, have a net book value of $5.2 million as of March 31, 2013. The Company believes these fixed assets may be utilized for either internally funded ongoing R&D activities or R&D activities funded by a strategic partner.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

        The following is a reconciliation of the Company's asset retirement obligations for the three months ended March 31, 2013:

(in thousands)
Balance at January 1, 2013	$5,416
Accretion expense	154

Balance at March 31, 2013	$5,570

8. Intangibles, net

        Intangibles, net consisted of the following:

	March 31, 2013
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$22,485	$30,905	8 years	Straight-line
Customer relationships	113,754	84,936	28,818	19 years	Accelerated
Other patents	42,780	39,392	3,388	2 years	Straight-line

	$209,924	$146,813	$63,111

	December 31, 2012
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$20,743	$32,647	8 years	Straight-line
Customer relationships	114,000	83,385	30,615	19 years	Accelerated
Other patents	42,780	39,240	3,540	2 years	Straight-line

	$210,170	$143,368	$66,802

        For the three months ended March 31, 2013 and 2012, the Company recorded amortization expense for its intangible assets of $3.6 million and $4.1 million, respectively.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Intangibles, net (Continued)

        Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2013	$10,839
2014	13,170
2015	11,495
2016	10,741
2017	3,724
2018 and thereafter	13,142

$63,111

9. Accrued Expenses

        Accrued expenses are comprised of the following:

(in thousands)	March 31, 2013	December 31, 2012
Compensation and benefits	$6,813	$5,351
Accrued interest	14,787	5,040
Accrued professional fees	1,730	1,628
Research and development services	2,862	3,205
Freight, distribution and operations	2,796	3,633
Accrued loss on firm purchase commitment	7,469	7,469
Marketing expense	1,226	1,168
Accrued rebates, discounts and chargebacks	1,636	1,542
Accrued severance	3,101	—
Other	1,797	653

	$44,217	$29,689

        As of March 31, 2013 and December 31, 2012, the Company had accrued a contract loss of $7.5 million associated with the portion of the committed purchases of Ablavar product from the Company's supplier that the Company did not believe it would sell prior to expiry.

        During the first quarter of 2013, the Company took additional actions to reduce its workforce, which resulted in a $2.7 million charge to the condensed consolidated statement of comprehensive (loss) for severance expense. At March 31, 2013, $2.4 million associated with these actions is included in accrued severance.

10. Financing Arrangements

Restricted Senior Notes

        LMI has $400.0 million in aggregate principal amount of Notes outstanding. The Notes bear interest at a rate of 9.750% per year, payable on May 15 and November 15 of each year. The Notes mature on May 15, 2017.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. Financing Arrangements (Continued)

Revolving Line of Credit

        LMI also has outstanding the Facility that had an original borrowing capacity of $42.5 million. On March 25, 2013, the Company executed an additional amendment to the Facility which, (i) reduced the committed availability for total borrowings under the Facility from $42.5 million to $35 million, (ii) set the interest rate at LIBOR plus 4.75% or the Reference Rate (as defined in the agreement) plus 3.75%, and (iii) further modified the financial covenants and certain definitions used to calculate compliance with those covenants. The revised financial covenants, as amended, are set forth in the table below.

Revolving Credit Facility Financial Covenants

Period	Total Leverage Ratio	Interest Coverage Ratio
Q1 2013	8.80 to 1.00	1.10 to 1.00
Q2 2013	10.0 to 1.00	1.00 to 1.00
Q3 2013	8.20 to 1.00	1.25 to 1.00
Q4 2013	7.50 to 1.00	1.40 to 1.00
Q1 2014	7.00 to 1.00	1.45 to 1.00
Thereafter	7.00 to 1.00	1.45 to 1.00

        In connection with the March 25, 2013 amendment, LMI incurred approximately $0.1 million in fees and expenses and wrote off $0.1 million of the existing unamortized deferred financing costs. The new and remaining portion of the existing unamortized deferred financing fees are being amortized over the remaining life of the Facility using the straight-line method and are included in interest expense in the accompanying consolidated statements of comprehensive (loss) income. The Facility expires on May 10, 2014, at which time all outstanding borrowings are due and payable.

        At March 31, 2013, there was no outstanding balance drawn under the Facility, other than an $8.8 million unfunded Standby Letter of Credit, which reduces the aggregate borrowing capacity to $26.2 million. The unfunded Standby Letter of Credit will expire on February 2, 2014.

11. Stock-Based Compensation

        The Company's employees are eligible to receive awards from Holdings' 2008 Equity Incentive Plan (the "2008 Plan"). The 2008 Plan is administered by the Holdings Board of Directors. The 2008 Plan permits the granting of nonqualified stock options, stock appreciation rights (or SARs), restricted stock and restricted stock units to employees, officers, directors and consultants of Holdings or any subsidiary of Holdings (including Intermediate and LMI). The maximum number of shares that may be issued pursuant to awards under the 2008 Plan at March 31, 2013 is 4,498,637. Option awards are granted with an exercise price equal to the fair value of Holdings' stock at the date of grant, as determined by the Board of Directors of Holdings. Time based option awards vest based on time, either four or five years, and performance based option awards vest based on the performance criteria specified in the grant. All option awards have a ten year contractual term. The Company recognizes compensation costs for its time based awards on a straight-line basis equal to the vesting period. The compensation cost for performance based awards is recognized on a graded vesting basis, based on the probability of achieving the performance targets over the requisite service period for the entire award.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

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

        The Company uses the following Black-Scholes inputs to determine the fair value of new stock option grants.

	Three Months Ended March 31,
	2013	2012
Expected volatility	36%	41%
Expected dividends	—	—
Expected life (in years)	5.5 - 6.3	6.5
Risk-free interest rate	0.8 - 1.0%	1.4%

        A summary of option activity for 2013 is presented below:

	Time Based	Performance Based	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,326,350	1,002,948	3,329,298	$3.11	5.6	$15,336,000
Options granted	564,096	537,500	1,101,596	7.52
Options cancelled	(170,200)	(241,636)	(411,836)	2.08
Options exercised	(471,250)	(4,343)	(475,593)	2.00
Options forfeited or expired	(55,040)	(39,301)	(94,341)	8.41

Outstanding at March 31, 2013	2,193,956	1,255,168	3,449,124	4.65	6.9	$9,048,000

Vested and expected to vest at March 31, 2013	2,183,767	1,245,879	3,429,646	4.62	6.8	$9,045,000

Exercisable at March 31, 2013	1,447,626	569,470	2,017,096	$2.42	5.0	$9,007,000

        The weighted average grant-date fair value of options granted during the three months ended March 31, 2013 and 2012 was $2.78 and $3.99, respectively.

        During the three months ended March 31, 2013, 475,593 stock options were exercised on a cashless basis for which 349,106 shares of Holdings common stock were issued. The intrinsic value for the options exercised during the three months ended March 31, 2013 was approximately $2.6 million.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

        Stock-based compensation expense for both time based and performance based awards was recognized in the condensed consolidated statements of comprehensive (loss) income as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Cost of goods sold	$27	$17
General and administrative	196	471
Sales and marketing	14	47
Research and development	20	39

Total stock-based compensation expense	$257	$574

        Stock-based compensation expense recognized in the condensed consolidated statement of comprehensive (loss) income for the three months ended March 31, 2013 and 2012 are based on awards ultimately expected to vest as well as any changes in the probability of achieving certain performance features as required. During the three months ended March 31, 2013, the Company recognized approximately $12,000 of stock-based compensation expense associated with the modification of an option agreement. A new option award was granted to replace the cancellation of a portion of an existing option award. In the first quarter of 2012, the Company recognized approximately $0.4 million of stock-based compensation expense associated with the modification of two option agreements. The 2012 modifications of both awards affected the vesting ability of the awards, allowing vesting to continue beyond the last day of employment, so long as the option holder continues to provide service as a consultant to the Company.

        The Company used the following Black-Scholes inputs to determine the fair value of stock options that were modified during the quarters ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Expected volatility	36 - 37%	30 - 36%
Expected dividends	—	—
Expected term (in years)	4.8 - 5.5	0.3 - 3.5
Risk-free interest rate	0.8%	0.3 - 0.8%

        Upon termination of employee services, the Company has the right to call shares held by employees that were purchased or acquired through option exercise. As a result of this right, upon termination of service, vested stock-based awards are reclassified to liability based awards when it is probable the employee will exercise the option and the Company will exercise its call until the period of exercise or call option has lapsed. As of March 31, 2013, the Company had recorded a liability and compensation expense of approximately $39,000 representing 7,123 options relating to liability awards that could be settled in part or in whole, in cash in the following period. There were no stock-based liabilities as of December 31, 2012. There were no liability awards paid out during the three months ended March 31, 2013 and 2012.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

        The Company did not recognize an income tax benefit for the three months ended March 31, 2013 and 2012. As of March 31, 2013, there was approximately $3.8 million of total unrecognized compensation costs related to non-vested stock options granted under the 2008 Plan. These costs are expected to be recognized over a weighted-average remaining period of 1.6 years. In addition, performance based awards contain certain contingent features, such as change in control provisions, which allow for the vesting of previously forfeited and unvested awards. As of March 31, 2013, there was approximately $0.8 million of unrecognized compensation expense relating to these features, which could be recognized through 2018 or longer.

12. Other Income, net

        Other income, net consisted of the following:

	Three Months Ended March 31,
(in thousands)	2013	2012
Foreign currency losses	$(85)	$(157)
Tax indemnification income	439	415
Other income	367	47

Total other income, net	$721	$305

13. Legal Proceedings and Contingencies

        From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. In addition, the Company has in the past been, and may in the future be, subject to investigations by regulatory authorities which expose it to greater risks associated with litigation, regulatory or other proceedings, as a result of which the Company could be required to pay significant fines or penalties. The outcome of litigation, regulatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. As of March 31, 2013, the Company had no material on-going litigation in which the Company was a defendant or any material on-going regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

13. Legal Proceedings and Contingencies (Continued)

The Company cannot be certain what amount, if any, or when, if ever, it will be able to recover for business interruption losses related to this matter.

14. Related Party Transactions

        At March 31, 2013 and December 31, 2012, LMI had outstanding receivables from Holdings in the amount of $1.2 million and $1.3 million, respectively, which was included in due from parent.

        In the third quarter of 2012, the Company entered into a Master Contract Research Organization Services Agreement with INC Research, LLC ("INC") to provide clinical development services in connection with the flurpiridaz F 18 Phase III program. The agreement has a term of five years, and the Company incurred costs associated with this agreement totaling $0.4 million in the three months ended March 31, 2013. Avista Capital Partners and its affiliate are principal owners of both INC and the Company. At both March 31, 2013 and December 31, 2012, $0.5 million was included in accounts payable and accrued expenses.

        Avista, the majority shareholder of LMI Holdings, provides certain advisory services to the Company pursuant to an advisory services and monitoring agreement. The Company is required to pay an annual fee of $1.0 million and other reasonable and customary advisory fees, as applicable, paid on a quarterly basis. The initial term of the agreement is seven years. Upon termination, all remaining amounts owed under the agreement shall become due immediately. During each of the three months ended March 31, 2013 and 2012, the Company incurred costs associated with this agreement totaling $0.3 million. At March 31, 2013 and December 31, 2012, $27,000 and $20,000, respectively, was included in accounts payable and accrued expenses.

        The Company purchases inventory supplies from VWR Scientific ("VWR"). Avista Capital Partners and certain affiliates are principal owners of both VWR and the Company. The Company made purchases of $38,000 and $65,000 during each of the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013 and December 31, 2012, $2,000 and $19,000, respectively, was included in accounts payable and accrued expenses.

        At both March 31, 2013 and December 31, 2012, the Company had $0.1 million due from an officer of the Company included in accounts receivable, net. These amounts represent federal and state tax withholdings paid by the Company on behalf of the officer.

15. Segment Information

        The Company reports two operating segments, U.S. and International, based on geographic customer base. The results of these operating segments are regularly reviewed by our chief operating decision maker, the President and Chief Executive Officer. The Company's segments derive revenues through the manufacturing, marketing, selling and distribution of medical imaging products, focused primarily on cardiovascular diagnostic imaging. The U.S. segment comprised 76.4% and 73.8% of consolidated revenues for the three months ended March 31, 2013 and 2012, respectively, and 88.3% and 86.7% of consolidated assets at March 31, 2013 and December 31, 2012, respectively. All goodwill has been allocated to the U.S. operating segment.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

15. Segment Information (Continued)

        Selected information for each business segment are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues
U.S.	$58,934	$68,338
International	16,763	22,371

Total revenue, including inter-segment	75,697	90,709
Less inter-segment revenue	(4,679)	(5,358)

	$71,018	$85,351

Revenues from external customers
U.S.	$54,255	$62,980
International	16,763	22,371

	$71,018	$85,351

Operating (loss) income
U.S.	$(9,024)	$27,872
International	(231)	4,998

Total operating (loss) income, including inter-segment	(9,255)	32,870
Inter-segment operating income	19	306

Operating (loss) income	(9,236)	33,176
Interest expense, net	(10,669)	(10,346)
Other income, net	721	305

(Loss) income before income taxes	$(19,184)	$23,135

	March 31, 2013	December 31, 2012
Total assets
U.S.	$276,139	$279,808
International	36,698	43,118

	$312,837	$322,926

16. Guarantor Financial Information

        The Notes are guaranteed by Lantheus Intermediate and Lantheus MI Real Estate, LLC, one of Lantheus Intermediate's consolidated subsidiaries (the "Guarantor Subsidiary"). The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheet information as of March 31, 2013 and December 31, 2012, comprehensive (loss) income information for the three months ended March 31, 2013 and 2012 and cash flow information for the three months ended March 31, 2013 and 2012 for Lantheus Intermediate, LMI, the Guarantor Subsidiary and Lantheus Intermediate's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Guarantor Financial Information (Continued)

Lantheus Intermediate in LMI and Lantheus Intermediate's investment in the Guarantor Subsidiary and Non-Guarantor Subsidiaries using the equity method of accounting.

Consolidating Balance Sheet Information

March 31, 2013

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$19,138	$—	$10,032	$—	$29,170
Accounts receivable, net	—	27,033	—	11,110	—	38,143
Intercompany accounts receivable	—	410	—	—	(410)	—
Inventory	—	15,670	—	1,933	—	17,603
Income tax receivable	—	453	—	280	—	733
Deferred tax assets	—	—	—	92	—	92
Other current assets	—	4,685	—	457	—	5,142

Total current assets	—	67,389	—	23,904	(410)	90,883
Property, plant and equipment, net	—	77,564	23,175	7,278	—	108,017
Capitalized software development costs, net	—	1,923	—	4	—	1,927
Intangibles, net	—	57,096	—	6,015	—	63,111
Goodwill	—	15,714	—	—	—	15,714
Deferred financing costs	—	10,746	—	—	—	10,746
Investment in subsidiaries	(194,433)	54,598	—	—	139,835	—
Other long-term assets	—	22,224	—	215	—	22,439

Total assets	$(194,433)	$307,254	$23,175	$37,416	$139,425	$312,837

Liabilities and (deficit) equity
Current liabilities
Note payable	$—	$875	$—	$—	$—	$875
Accounts payable	—	15,456	—	1,696	—	17,152
Intercompany accounts payable	—	—	—	410	(410)	—
Accrued expenses	—	40,981	—	3,236	—	44,217
Deferred revenue	—	2,627	—	57	—	2,684

Total current liabilities	—	59,939	—	5,399	(410)	64,928
Asset retirement obligation	—	5,416	—	154	—	5,570
Long-term debt, net	—	398,876	—	—	—	398,876
Deferred tax liability	—	—	—	174	—	174
Other long-term liabilities	—	37,456	—	266	—	37,722

Total liabilities	—	501,687	—	5,993	(410)	507,270
(Deficit) equity	(194,433)	(194,433)	23,175	31,423	139,835	(194,433)

Total liabilities and (deficit) equity	$(194,433)	$307,254	$23,175	$37,416	$139,425	$312,837

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Three Months Ended March 31, 2013

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$57,337	$—	$15,546	$(4,679)	$68,204
License and other revenues	—	2,814	—	—	—	2,814

Total revenues	—	60,151	—	15,546	(4,679)	71,018
Cost of goods sold	—	38,350	—	14,535	(4,679)	48,206

Gross profit	—	21,801	—	1,011	—	22,812

Operating expenses
General and administrative expenses	—	9,678	20	555	—	10,253
Sales and marketing expenses	—	8,862	—	935	—	9,797
Research and development expenses	—	11,950	—	48	—	11,998

Operating loss	—	(8,689)	(20)	(527)	—	(9,236)
Interest expense, net	—	(10,710)	—	41	—	(10,669)
Other income (expense), net	—	783	—	(62)	—	721
Equity in earnings (losses) of affiliates	(19,812)	(449)	—	—	20,261	—

Income (loss) before income taxes	(19,812)	(19,065)	(20)	(548)	20,261	(19,184)
Provision (benefit) for income taxes	—	747	—	(119)	—	628

Net income (loss)	(19,812)	(19,812)	(20)	(429)	20,261	(19,812)

Foreign currency translation, net of taxes	—	—	—	(597)	—	(597)
Equity in other comprehensive income (loss) of subsidiaries	(597)	(597)	—	—	1,194	—

Total comprehensive (loss) income	$(20,409)	$(20,409)	$(20)	$(1,026)	$21,455	$(20,409)

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Guarantor Financial Information (Continued)

Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2012

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$71,049	$—	$16,940	$(5,358)	$82,631
License and other revenues	—	2,720	—	—	—	2,720

Total revenues	—	73,769	—	16,940	(5,358)	85,351
Cost of goods sold	—	42,960	—	14,933	(5,358)	52,535

Gross profit	—	30,809	—	2,007	—	32,816
Operating expenses
General and administrative expenses	—	8,545	20	634	—	9,199
Sales and marketing expenses	—	9,013	—	980	—	9,993
Research and development expenses	—	10,319	—	43	—	10,362
Proceeds from manufacturer	—	(29,914)	—	—	—	(29,914)

Operating income (loss)	—	32,846	(20)	350	—	33,176
Interest expense, net	—	(10,447)	—	101	—	(10,346)
Other income, net	—	263	—	42	—	305
Equity in earnings (losses) of affiliates	20,898	220	—	—	(21,118)	—

Income (loss) before income taxes	20,898	22,882	(20)	493	(21,118)	23,135
Provision (benefit) for income taxes	—	1,984	(7)	260	—	2,237

Net income (loss)	20,898	20,898	(13)	233	(21,118)	20,898

Foreign currency translation, net of taxes	—	200	—	667	—	867

Total comprehensive (loss) income	$20,898	$21,098	$(13)	$900	$(21,118)	$21,765

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information

Three Months Ended March 31, 2013

	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$—	$2,546	$—	$(958)	$(1,738)	$(150)

Cash flows from investing activities
Capital expenditures	—	(1,439)	—	(10)	—	(1,449)
Proceeds from dividend	—	784	—	—	(784)	—

Cash used in investing activities	—	(655)	—	(10)	(784)	(1,449)

Cash flows from financing activities
Payments on note payable	—	(389)	—	—	—	(389)
Payments of deferred financing costs	—	(110)	—	—	—	(110)
Payments from parent	—	111	—	—	—	111
Payment of dividend	—	—	—	(2,522)	2,522	—

Cash used in financing activities	—	(388)	—	(2,522)	2,522	(388)

Effect of foreign exchange rate on cash	—	—	—	(438)	—	(438)

Increase (decrease) in cash and cash equivalents	—	1,503	—	(3,928)	—	(2,425)
Cash and cash equivalents, beginning of period	—	17,635	—	13,960	—	31,595

Cash and cash equivalents, end of period	$—	$19,138	$—	$10,032	$—	$29,170

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information

Three Months Ended March 31, 2012

	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$—	$37,569	$—	$2,358	$(4,723)	$35,204

Cash flows from investing activities
Purchase of certificate of deposit	—	(225)	—	—	—	(225)
Capital expenditures	—	(2,004)	—	(40)	—	(2,044)

Cash provided by (used in) investing activities	—	(2,229)	—	(40)	—	(2,269)

Cash flows from financing activities
Payments on note payable	—	(457)	—	—	—	(457)
Payments of deferred financing costs	—	(198)	—	—	—	(198)
Payment of dividend	—	—	—	(4,723)	4,723	—

Cash used in financing activities	—	(655)	—	(4,723)	4,723	(655)

Effect of foreign exchange rate on cash	—	—	—	448	—	448

Increase in cash and cash equivalents	—	34,685	—	(1,957)	—	32,728
Cash and cash equivalents, beginning of period	—	20,474	—	20,133	—	40,607

Cash and cash equivalents, end of period	$—	$55,159	$—	$18,176	$—	$73,335

17. Subsequent Events

        Effective April 30, 2013, the Boards of Directors of LMI and Holdings adopted the Lantheus MI Holdings, Inc. 2013 Equity Incentive Plan (the "2013 Plan"). The 2013 Plan authorizes the grant of equity-based incentive awards to employees, directors (including, non-employee directors) and consultants of Holdings or any subsidiary of Holdings, including LMI. The 2013 Plan provides that 1,500,000 shares of Holdings' common stock are reserved for issuance, subject to adjustment in case of certain events described in the 2013 Plan. Unless earlier terminated by the Compensation Committee, the 2013 Plan will remain in effect until April 30, 2023.

        On May 8, 2013, the Company entered into an employment agreement with Jeffrey Bailey, as the Company's new President and Chief Executive Officer, effective January 23, 2013. Mr. Bailey will receive an annual salary, be eligible to receive an annual discretionary cash bonus of up to 100% of his base salary amount, be granted stock options and receive the right to purchase shares of Holdings' common stock.

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

  •
  risks associated with the manufacturing and distribution of our products and the regulatory requirements related thereto, including the risk that BVL will not be able to manufacture and distribute our products in a timely manner and in sufficient quantities to allow us to avoid stock-outs or shortfalls as we transition from BVL to JHS as our primary manufacturer during 2013;

  •
  risks associated with the technology transfer programs to secure production of our products, at alternate contract manufacturer sites;

  •
  our dependence on a limited number of third-party suppliers and the instability of the global molybdenum-99, or Moly, supply;

  •
  a sustained decrease in TechneLite generator demand following the end of the global Moly shortage in 2010;

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

  •
  risks associated with being able to negotiate in a timely manner relationships with potential strategic partners to advance our clinical development programs on acceptable terms, or at all;

  •
  the extensive costs, time and uncertainty associated with new product development, including further product development relying on external development partners;

  •
  our ability to complete our Phase 3 clinical program for our lead clinical candidate, flurpiridaz F 18, relying on strategic partners together with our ability to obtain FDA approval and gain post-approval market acceptance and adequate reimbursement;

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

  •
  our inability to hire or retain skilled employees and the loss of any of our key personnel; and

  •
  costs and other risks associated with the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

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

Our Products

        Our principal products include DEFINITY, an ultrasound contrast agent, TechneLite, a generator used to provide the radioisotope to radiolabel Cardiolite and other radiopharmaceuticals, Cardiolite, a myocardial perfusion imaging agent and Xenon, a radiopharmaceutical inhaled gas used to assess pulmonary function and evaluate blood flow, particularly in the brain. We launched DEFINITY in 2001 and it is currently patent protected in the United States until 2021 and in numerous foreign jurisdictions with protection until 2019. Cardiolite was approved by the FDA in 1990, and its market exclusivity expired in July 2008.

        In the United States, our nuclear imaging products, including Cardiolite and TechneLite, are primarily distributed through over 350 radiopharmacies that are controlled by or associated with Cardinal, UPPI, GE Healthcare and Triad. A small portion of our nuclear imaging product sales in the United States are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical capabilities. Sales of our contrast agent, DEFINITY, are made through our direct sales force. At March 31, 2013, we had approximately 78 sales people in the United States. Outside the United States, we own five radiopharmacies in Canada and two radiopharmacies in each of Puerto Rico and Australia. We also maintain a direct sales force in each of these countries. In the rest of the world, we rely on third-party distributors to market, distribute and sell our nuclear imaging and contrast agent products, either on a country-by-country basis or on a multi-country regional basis.

        The following table sets forth our revenue derived from our principal products:

	Three Months Ended March 31,
(dollars in thousands)	2013	%	2012	%
DEFINITY	$17,030	24.0	$20,169	23.6
TechneLite	22,426	31.5	31,373	36.8
Cardiolite	10,910	15.4	9,810	11.5
Xenon	8,321	11.7	7,987	9.3
Other	9,517	13.4	13,292	15.6

Net product revenues	68,204	96.0	82,631	96.8
License and other revenues	2,814	4.0	2,720	3.2

Total revenues	$71,018	100.0	$85,351	100.0

        Included in Cardiolite is branded Cardiolite and generic sestamibi, some of which we produce and some of which we procure from third parties.

Executive Overview

        The following have been included in our results in the three months ended March 31, 2013:

  •
  limited supply of Neurolite product inventory as a result of the BVL outage and a higher cost of goods sold for Cardiolite because of more expensive sourcing from our current alternate manufacturer of Cardiolite and from our third party manufacturers of generic sestamibi;

  •
  continued generic competition to Cardiolite;

  •
  underabsorption of manufacturing overhead due to the BVL outage, and;

  •
  the impact of actions taken in March 2013 as we began to implement a strategic shift in how we will fund our R&D programs.

Results of Operations

	For the Three Months Ended March 31,
	2013	2012
Revenues
Net product revenues	$68,204	$82,631
License and other revenues	2,814	2,720

Total revenues	71,018	85,351
Cost of goods sold	48,206	52,535

Gross profit	22,812	32,816

Operating expenses
General and administrative expenses	10,253	9,199
Sales and marketing expenses	9,797	9,993
Research and development expenses	11,998	10,362
Proceeds from manufacturer	—	(29,914)

Total operating expenses	32,048	(360)

Operating (loss) income	(9,236)	33,176
Interest expense, net	(10,669)	(10,346)
Other income, net	721	305

(Loss) income before income taxes	(19,184)	23,135
Provision for income taxes	628	2,237

Net (loss) income	(19,812)	20,898

Foreign currency translation, net of taxes	(597)	867

Total comprehensive (loss) income	$(20,409)	$21,765

Revenues

        Revenues are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
United States
DEFINITY	$16,746	$19,765
TechneLite	19,572	27,937
Cardiolite	6,430	3,980
Xenon	8,306	7,978
Other currently marketed products	387	600

Total U.S. product revenue	51,441	60,260
License and other revenues	2,814	2,720

Total U.S. revenues	$54,255	$62,980

International
DEFINITY	$284	$404
TechneLite	2,854	3,436
Cardiolite	4,480	5,830
Xenon	15	9
Other currently marketed products	9,130	12,692

Total International product revenue	16,763	22,371
License and other revenues	—	—

Total International revenues	$16,763	$22,371

Product revenue	68,204	82,631
License and other revenue	2,814	2,720

Total revenue	$71,018	$85,351

        Total revenues decreased $14.4 million, or 16.8%, to $71.0 million in the three months ended March 31, 2013, as compared to $85.4 million in the three months ended March 31, 2012. U.S. segment revenue decreased $8.7 million, or 13.9%, to $54.3 million in the same period, as compared to $63.0 million in the prior year. The decrease in the U.S. segment over the prior year is primarily due to TechneLite revenues as a result of the following: (i) a contract that took effect at the beginning of 2013 with a significant customer, which reduced unit price, resulting in lower revenues of $5.2 million as compared to the prior year, (ii) the loss of a significant customer, during the second quarter of 2012, resulting in lower revenues of $1.8 million and (iii) a decline in a significant customer's market share resulted in lower revenues of $1.3 million. DEFINITY revenues were $3.0 million lower in the current period as a result of customers building inventory before our second quarter of 2012 inventory shortage. Through the end of the first quarter of 2013, our market share has not returned to pre-outage levels. Offsetting these decreases were increases in revenue for the U.S. segment of Cardiolite due to increases in unit volumes with a significant customer in the first quarter of 2013 as compared with the prior year period.

        The International segment revenues decreased $5.6 million, or 25.1%, to $16.8 million in the three months ended March 31, 2013, as compared to $22.4 million in the three months ended March 31, 2012. The decrease in the International segment over the prior year period is primarily due to a $3.4 million decrease in Neurolite ligand sales, which were affected by a new contract which altered the timing of shipments and revenue recognition. Compared with the prior period, Cardiolite sales decreased $1.4 million primarily due to reduced selling price given competitive pressures. Additionally, TechneLite sales decreased by $0.6 million over the prior year period due to lower selling price.

Rebates, Discounts and Allowances

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

        Revenue reserves are categorized as rebates or allowances. An analysis of the amount of, and change in, reserves is summarized as follows:

(dollars in thousands)	Rebates	Allowances	Total
Balance, as of January 1, 2012	$1,356	$33	$1,389
Current provisions relating to revenues in current year	3,224	291	3,515
Adjustments relating to prior years' estimate	(145)	—	(145)
Payments/credits relating to revenues in current year	(2,232)	(223)	(2,455)
Payments/credits relating to revenues in prior years	(661)	(35)	(696)

Balance, as of December 31, 2012	1,542	66	1,608
Current provisions relating to revenues in current year	998	76	1,074
Adjustments relating to prior years' estimate	56	—	56
Payments/credits relating to revenues in current year	(379)	(38)	(417)
Payments/credits relating to revenues in prior years	(581)	(69)	(650)

Balance, as of March 31, 2013	$1,636	$35	$1,671

        Sales rebates and other accruals were approximately $1.6 million and $1.5 million at March 31, 2013 and December 31, 2012, respectively. The increase in the accrual resulted principally from the timing of payments.

Costs of Goods Sold

        Cost of goods sold consists of manufacturing, distribution, definite lived intangible asset amortization and other costs related to our commercial products. In addition, it includes the write off of excess and obsolete inventory.

        Cost of goods sold is summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
United States	$34,063	$38,650
International	14,143	13,885

Total Cost of Goods Sold	$48,206	$52,535

        Total cost of goods sold decreased $4.3 million, or 8.2%, to $48.2 million in the three months ended March 31, 2013, as compared to $52.5 million in the three months ended March 31, 2012. U.S. segment cost of goods sold decreased approximately $4.6 million, or 11.9%, to $34.1 million in the three months ended March 31, 2013, as compared to $38.7 million in the prior year period. The decrease in the U.S. segment cost of goods sold was due to lower Technelite unit volumes of $2.5 million, lower Technelite material cost of $2.1 million, and a decrease in amortization expense of $0.4 million. These decreases were partially offset by higher technology transfer costs of $0.3 million.

        For the three months ended March 31, 2013, the International segment cost of goods sold increased $0.2 million, or 1.9%, to $14.1 million, as compared to $13.9 million in the prior year period. Cost of goods sold in our International segment increased primarily due to higher freight expenses.

Gross Profit

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
United States	$20,192	$24,330
International	2,620	8,486

Total Gross Profit	$22,812	$32,816

        Total gross profit decreased $10.0 million, or 30.5%, to $22.8 million in the three months ended March 31, 2013, as compared to $32.8 million in the three months ended March 31, 2012. U.S. segment gross profit decreased $4.1 million, or 17.1%, to $20.2 million, as compared to $24.3 million in the prior year period. Gross profit in the U.S. segment decreased primarily due to $3.6 million from Technelite, which was primarily driven by a lower selling price of $4.1 million and a lower volume of $1.7 million and offset by a lower material cost of $2.1 million. Additionally, DEFINITY gross profit decreased by $3.1 million primarily due to a lower volume of $2.2 million and a lower selling price of $0.8 million. Offsetting these decreases was a Cardiolite gross profit increase of $2.7 million primarily due to higher volume.

        For the three months ended March 31, 2013, the International segment gross profit decreased $5.9 million, or 69.1%, to $2.6 million, as compared to $8.5 million in the prior year period. Gross profit in our International segment decreased primarily due to lower revenues from Neurolite ligand pursuant to the new contract with a distributor that altered the timing of shipments and revenue recognized resulting in a gross profit decrease of $3.4 million. In addition, we experienced lower Cardiolite revenues due to demand not coming back following product shortages in 2012 and lower selling prices given competitive pressures in certain markets.

General and Administrative

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
United States	$9,698	$8,564
International	555	635

Total General and Administrative	$10,253	$9,199

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

        Total general and administrative expenses increased approximately $1.1 million, or 11.5%, to $10.3 million in the three months ended March 31, 2013, as compared to $9.2 million in the three months ended March 31, 2012. In the U.S. segment, general and administrative expenses increased $1.1 million, or 13.2%, to $9.7 million, as compared to $8.6 million in the prior year period. The increase was primarily due to the increase in severance expense of approximately $0.8 million associated with the first quarter of 2013 reduction in force and the increase in variable compensation of $0.4 million. Bad debt expense increased $0.2 million over the prior year period due to additional reserves being recorded in the current period whereas a recovery was recognized in the prior period.

        For the three months ended March 31, 2013, general and administrative expenses in the International segment decreased $0.1 million or 12.5%, to $0.5 million as compared to $0.6 million in the prior year period. This decrease was primarily due to decreased headcount in the current period.

Sales and Marketing

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
United States	$8,711	$8,908
International	1,086	1,085

Total Sales and Marketing	$9,797	$9,993

        Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, business development, and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research, and sales meetings.

        Total sales and marketing expenses decreased $0.2 million, or 2.0%, to $9.8 million in the three months ended March 31, 2013, as compared to $10.0 million in the three months ended March 31, 2012. In the U.S. segment, sales and marketing expense decreased $0.2 million, or 2.2%, to $8.7 million in the same period, as compared to $8.9 million in the prior year. The decrease was primarily due to lower salaries, benefits, travel, and other personnel costs including contractors of $0.8 million in 2013 driven by the workforce reductions during October 2012 and January 2013. These decreases were offset by an increase of $0.6 million related to variable compensation.

        For the three months ended March 31, 2013, the International segment sales and marketing expense was consistent with the prior year period at $1.1 million.

Research and Development

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
United States	$11,950	$10,320
International	48	42

Total Research and Development	$11,998	$10,362

        Research and development expenses relate primarily to the development of new products to add to the Company's portfolio and costs related to its medical affairs and medical information functions.

        Total research and development expense increased $1.6 million, or 15.8%, to $12.0 million for the three months ended March 31, 2013, as compared to $10.4 million in the three months ended March 31, 2012. In the U.S. segment, research and development expense increased approximately $1.6 million, or 15.8%, to $12.0 million, as compared to $10.3 million in the prior year period.

Research and development expense increased in the U.S. segment driven by severance expense of $2.0 million resulting from a strategic shift to using fewer internal resources in the future as we expect to seek one or more strategic partners to assist in the future development and commercialization of our development candidates. Additionally, variable compensation increased R&D expense over the prior period. Offsetting some of these increases was a decrease in employee related cost given lower full time equivalents in the current period due to reductions in force and attrition.

        Consistent with the prior period, in the first quarter of 2013 we continued to actively enroll patients in our flurpiridaz F 18 Phase 3 program and expect to complete the first of two Phase 3 clinical trials with internal resources later this year. We are seeking to engage a strategic partner to advance the second of our two Phase 3 clinical trials.

        For the three months ended March 31, 2013, the International segment research and development expense was consistent with the prior year period.

Proceeds from Manufacturer

        For the three months ended March 31, 2013 compared to the same period in 2012, proceeds from manufacturer decreased by $29.9 million as a result of the receipt of the $30.0 million from BVL in 2012 to compensate us for business losses. During the first quarter of 2012, BVL and LMI terminated their original manufacturing agreement and entered into the Settlement Agreement, the Transition Services Agreement and the Manufacturing and Services Contract.

Other (Expense) Income, Net

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Interest expense	$(10,711)	$(10,447)
Interest income	42	101
Other income, net	721	305

Total other (expense) income, net	$(9,948)	$(10,041)

  Interest Expense

        For the three months ended March 31, 2013 compared to the same period in 2012, interest expense increased by $0.2 million as a result of increased amortization related to the capitalization of additional deferred financing costs in connection with our line of credit amendments.

  Interest Income

        For the three months ended March 31, 2013, compared to the same period in 2012, interest income decreased by $59,000 as a result of the change in balances in interest bearing accounts.

  Other Income, net

        For the three months ended March 31, 2013 compared to the same period in 2012, other income increased by $0.4 million primarily due to the receipt of $0.4 million in consideration from the extinguishment of our membership interests in a mutual insurance company.

Provision for Income Taxes

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Provision for income taxes	$628	$2,237

        For the three months ended March 31, 2013 and 2012, our effective tax rate was (3.27)% and 9.67%, respectively. The $1.6 million decrease in the tax provision was impacted primarily by the reduction in pre-tax income. Our tax rate is affected by recurring items, such as discrete items relating to interest and penalties on uncertain tax positions. The tax rate is also affected since the Company is not able to benefit the losses from the certain foreign and domestic entities. To the extent the Company is in a full valuation allowance, a deferred tax provision is not recorded. The following items had the most significant impact on the differences between our statutory U.S. federal income tax rate of 35% and our effective tax rate during the three months ended:

March 31, 2013

  •
  A $6.6 million increase to our valuation allowance against net domestic deferred tax assets.

  •
  A $0.7 million increase in our uncertain tax positions relating to state tax nexus and transfer pricing matters.

March 31, 2012

  •
  A $6.9 million decrease to our valuation allowance against net domestic deferred tax assets.

  •
  A $0.8 million increase in state tax based on year to date profit before tax.

  •
  A $0.5 million increase in our tax provision relating to the closing of two tax audits.

Liquidity and Capital Resources

Cash Flows

        The following table provides information regarding our cash flows:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012	$ Change
Cash provided by (used in):
Operating activities	$(150)	$35,204	$(35,354)
Investing activities	$(1,449)	$(2,269)	$820
Financing activities	$(388)	$(655)	$267

Net Cash Provided by Operating Activities

        Cash provided by operating activities is primarily driven by our earnings and changes in working capital. The decrease in cash provided by operating activities for the three months ended March 31, 2013 as compared to 2012 was primarily driven by the receipt of $30.0 million from the BVL settlement in the first quarter of 2012.

Net Cash Used in Investing Activities

        The decrease in net cash used in investing activities in the three months ended March 31, 2013 as compared to 2012 primarily reflects less spending on the purchase of property and equipment.

Net Cash Used in Financing Activities

        Our primary historical uses of cash in financing activities are principal payments on our term loan and financing costs.

Internal Sources of Liquidity

        Our internal sources of liquidity are derived from cash and cash equivalents of $29.2 million as of March 31, 2013, as well as revenues primarily from the sale of DEFINITY, TechneLite, Cardiolite and Xenon.

External Sources of Liquidity

        Since 2010, in addition to revenues provided by the sales of our products, our primary source of external liquidity has been the proceeds from the issuance of the $400.0 million 9.750% Senior Notes due in May of 2017. We also have outstanding a revolving credit facility (the "Facility") that had an original borrowing capacity of $42.5 million. On March 25, 2013, we executed an additional amendment to the Facility which, (i) reduced the committed availability for total borrowings under the Facility from $42.5 million to $35 million, (ii) set the interest rate at LIBOR plus 4.75% or the Reference Rate (as defined in the agreement) plus 3.75%, and (iii) further modified the financial covenants and certain definitions used to calculate compliance with those covenants. The revised financial covenants, as amended, are set forth in the table below.

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

        As of March 31, 2013, we were in compliance with all applicable financial covenants. As of March 31, 2013 and the date hereof, there were no amounts outstanding under the Facility, other than an $8.8 million unfunded Standby Letter of Credit, and the aggregate borrowing capacity was $26.2 million.

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

        If our capital resources become insufficient to meet our future capital requirements, we would need to finance our cash needs through public or private equity offerings, assets securitizations, debt financings, sale-leasebacks or other financing or strategic alternatives, to the extent such transactions are permissible under the covenants of the Facility and the Indenture. Additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all. If any of these transactions require an amendment or waiver under the covenants in the Facility and under the Indenture, which could result in additional expenses associated with obtaining the amendment or waiver, we will seek to obtain such a waiver to remain in compliance with the covenants of the Facility and the Indenture. However, we cannot be assured that such an amendment or waiver would be granted, or that additional capital will be available on acceptable terms, if at all.

        Our only current committed external source of funds is borrowing availability under the Facility. We generated a net loss of $19.8 million during the three months ended March 31, 2013 and had $29.2 million of cash and cash equivalents at March 31, 2013. We were able to amend our Facility covenants on March 25, 2013 as further described above, which allowed us to maintain our compliance with such covenants by a narrow margin at March 31, 2013. If we are not successful in achieving our forecasted results, which include assumptions that BVL and JHS will manufacture and release adequate product supply on a timely and consistent basis and that we are successful with the remainder of our JHS technology transfer programs for Cardiolite product and Neurolite and that we are able to continue to grow DEFINITY sales, we could be in non-compliance with one or more of the financial ratio covenants in the Facility in the next twelve months. If this were to occur, we would either seek an additional amendment to the Facility or a waiver or consent in connection with the appropriate financial covenants to eliminate such potential default or seek to secure an alternative financing arrangement. Any financial covenant default under the Facility will not result in a cross-default under the Indenture that governs the Notes unless the amount outstanding under the Facility is greater than $10.0 million and the lenders accelerate the repayment of such debt. Currently there is $8.8 million outstanding under the Facility in the form of an issued but undrawn letter of credit. Consequently, based on amounts outstanding as of the date of this report, a financial ratio covenant default under the

Facility would currently only impact our ability to borrow under the Facility. There can be no assurance that we would be able to obtain an amendment, waiver or consent from our lenders.

        We have taken actions during March 2013 to substantially reduce our discretionary spending in order to reposition the Company to focus our resources on our higher growth products. In particular, the Company began to implement a strategic shift in how we will fund our important R&D programs. We will reduce during 2013 our internal R&D resources while at the same time seek to engage one or more strategic partners to assist us in the further development and commercialization of our important development candidates, including flurpiridaz F 18, 18F LMI 1195 and LMI 1174. Based on our current operating plans, we believe that our existing cash and cash equivalents, results of operations and availability under the Facility will be sufficient to continue to fund our liquidity requirements for at least the next twelve months.

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

        Goodwill is not amortized, but is instead tested for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that it may be impaired. We have elected to perform the annual test for indications of goodwill impairment as of October 31 of each year. All goodwill has been allocated to our U.S. operating segment.

        The strategic shift in how we will fund our R&D programs significantly altered the expected future costs and revenues associated with our development candidates. Accordingly, this action was deemed to be a triggering event for an evaluation of the recoverability of our goodwill as of March 31, 2013. The Company performed an interim impairment test and determined that there was no impairment of goodwill as of March 31, 2013. There were no events as of December 31, 2012 that triggered an interim impairment test. In each year, the fair value of our reporting unit, which includes goodwill, was substantially in excess of our carrying value.

        We calculated the fair value of our reporting units using the income approach, which utilizes discounted forecasted future cash flows and the market approach which utilizes fair value multiples of comparable publicly traded companies. The discounted cash flows are based on our most recent long-term financial projections and are discounted using a risk adjusted rate of return, which is determined using estimates of market participant risk-adjusted weighted average costs of capital and reflects the risks associated with achieving future cash flows. The market approach is calculated using the guideline company method, where we use market multiples derived from stock prices of companies engaged in the same or similar lines of business. There is not a quoted market price for our reporting units or the company as a whole, therefore, a combination of the two methods is utilized to derive the fair value of the business. We evaluate and weigh the results of these approaches as well as ensure we understand the basis of the results of these two methodologies. We believe the use of these two methodologies ensures a consistent and supportable method of determining our fair value that is consistent with the objective of measuring fair value. If the fair value were to decline, then we may be required to incur material charges relating to the impairment of those assets.

        Please read Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2012, for a discussion of our critical accounting estimates. There have been no material changes to our critical accounting policies in the three months ended March 31, 2013.

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

Interest Rate Risk

        We are subject to interest rate risk in connection with the Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of March 31, 2013, there was no amount outstanding under the Facility, other than an $8.8 million unfunded Standby Letter of Credit, which reduces availability to $26.2 million. Any increase in the interest rate under the Facility may have a negative impact on our future earnings to the extent we have outstanding borrowings under the Facility.

Foreign Currency Risk

        We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the three months ended March 31, 2013 and 2012, the net impact of foreign currency changes on transactions was a loss of $0.1 million and $0.2 million, respectively. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

        Gross margins of products we manufacture at our U.S. plants and sell in currencies other than the U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on total revenue for the three month periods ended March 31, 2013 and 2012 was 32.1% and 38.4%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended March 31, 2013, we estimate our gross margin on total sales would have been 32.2%, 32.3% and 32.6%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended March 31, 2012, we estimate our gross margin on total net product sales would have been 38.5%, 38.7% and 38.9%, respectively.

        In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar (in which we report our consolidated financial results); our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar.

        If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales and net income for the three months ended March 31, 2013 would have been impacted by approximately the following amounts:

	Approximate Decrease in Net Revenue	Approximate Decrease in Net Loss
	(dollars in thousands)
1%	$(122)	$(5)
5%	(609)	(24)
10%	(1,218)	(48)

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

Changes in Internal Control Over Financial Reporting

        There have been no changes during the quarter ended March 31, 2013 in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Except as noted above, as of March 31, 2013, we had no material ongoing litigation, regulatory or other proceeding and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

Item 1A.    Risk Factors

        There have been no changes in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. For further information, refer to Part I—Item IA. "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 5.    Other Information

        On May 8, 2013, we entered into an employment agreement with Jeffrey Bailey, as our new President and Chief Executive Officer, effective January 23, 2013. As previously disclosed, Jeffrey Bailey was appointed as our new President and Chief Executive Officer, effective January 23, 2013. Also effective as of that date, Mr. Bailey was elected director of the Company, Lantheus MI Intermediate, Inc. ("Intermediate"), the immediate parent of the Company, and Lantheus MI Holdings, Inc. ("Holdings"), the immediate parent of Intermediate.

        Mr. Bailey will receive an annual salary of $450,000 and is eligible to receive an annual, discretionary cash bonus of up to 100% of his base salary amount. He was granted an option to purchase 1,000,000 shares of common stock of Holdings, subject to both time and performance vesting criteria. He also purchased 58,823 shares of common stock of Holdings at a purchase price of $6.80 per share. If Mr. Bailey is terminated without cause or resigns with good reason, he will be entitled to receive the continued payment of his then-current base salary for twelve months and his target bonus for the year of termination. If Mr. Bailey is terminated without cause or resigns with good reason within 12 months of the occurrence of a change of control, Mr. Bailey will be entitled to receive two times his then current base salary and target annual bonus.

Item 6.    Exhibits

10.1	*†	Fission Mo-99 Supply Agreement, effective January 1, 2013, by and between Lantheus Medical Imaging, Inc. and the Institut National des Radioelements.

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Furnished herewith.

†
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS MEDICAL IMAGING, INC.
By:	/s/ JEFFREY BAILEY
	Name:	Jeffrey Bailey
	Title:	President and Chief Executive Officer
	Date:	May 10, 2013
LANTHEUS MEDICAL IMAGING, INC.
By:	/s/ JEFFREY E. YOUNG
	Name:	Jeffrey E. Young
	Title:	Chief Financial Officer
	Date:	May 10, 2013

EXHIBIT INDEX

Exhibit Number		Description
10.1	*†	Fission Mo-99 Supply Agreement, effective January 1, 2013, by and between Lantheus Medical Imaging, Inc. and the Institut National des Radioelements.

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Furnished herewith.

†
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.