Form 10-Q
period 2013-06-30
Lantheus Medical Imaging, Inc.
filed 2013-08-07
CIK 1500157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

        The registrant had 1,000 shares of common stock, $0.01 par value per share, issued and outstanding as of August 7, 2013.

EXPLANATORY NOTE

        The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months but is not subject to such filing requirements.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Net product revenues	$67,504	$54,045	$135,708	$136,676
License and other revenues	3,097	2,716	5,911	5,436

Total revenues	70,601	56,761	141,619	142,112
Cost of goods sold	49,654	48,626	97,860	101,161

Gross profit	20,947	8,135	43,759	40,951

Operating expenses
General and administrative expenses	8,293	7,760	18,546	16,959
Sales and marketing expenses	8,993	8,915	18,790	18,908
Research and development expenses	7,537	10,409	19,535	20,771
Proceeds from manufacturer	—	(3,900)	—	(33,814)

Total operating expenses	24,823	23,184	56,871	22,824

Operating (loss) income	(3,876)	(15,049)	(13,112)	18,127
Interest expense, net	(10,619)	(10,467)	(21,288)	(20,813)
Other (expense) income, net	(87)	281	634	586

Loss before income taxes	(14,582)	(25,235)	(33,766)	(2,100)
Provision (benefit) for income taxes	(82)	(607)	546	1,630

Net loss	(14,500)	(24,628)	(34,312)	(3,730)

Foreign currency translation, net of taxes	(996)	(689)	(1,593)	178

Total comprehensive loss	$(15,496)	$(25,317)	$(35,905)	$(3,552)

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands except share data)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$18,851	$31,595
Accounts receivable, net of allowance of $504 and $301	38,050	41,380
Inventory	16,427	18,048
Income tax receivable	695	736
Deferred tax assets	52	115
Other current assets	4,039	2,943

Total current assets	78,114	94,817
Property, plant and equipment, net	106,994	109,573
Capitalized software development costs, net	1,559	2,234
Intangibles, net	59,347	66,802
Goodwill	15,714	15,714
Deferred financing costs	10,337	11,372
Other long-term assets	23,438	22,414

Total assets	$295,503	$322,926

Liabilities and Stockholder's Deficit
Current liabilities
Line of credit	$8,000	$—
Accounts payable	21,861	18,945
Accrued expenses and other liabilities	28,475	29,689
Note payable	499	—
Deferred revenue	3,842	7,320

Total current liabilities	62,677	55,954
Asset retirement obligation	5,724	5,416
Long-term debt, net	398,929	398,822
Deferred tax liability	85	435
Other long-term liabilities	37,550	36,652

Total liabilities	504,965	497,279

Commitments and contingencies (See Note 13)
Stockholder's deficit
Common stock ($0.001 par value, 10,000 shares authorized; 1 share issued and outstanding)	—	—
Due from parent	(1,120)	(1,353)
Additional paid-in capital	2,888	2,325
Accumulated deficit	(210,972)	(176,660)
Accumulated other comprehensive (loss) income	(258)	1,335

Total stockholder's deficit	(209,462)	(174,353)

Total liabilities and stockholder's deficit	$295,503	$322,926

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Stockholder's Deficit

(unaudited, in thousands except share data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Due from Parent	Additional Paid-in Capital	Accumulated Deficit		Total Stockholder's Deficit
	Shares	Amount
Balance at January 1, 2012	1	$—	$—	$1,085	$(134,659)	$371	$(133,203)
Net loss	—	—	—	—	(42,001)	—	(42,001)
Due from parent (See Note 14)	—	—	(1,353)	—	—	—	(1,353)
Foreign currency translation	—	—	—	—	—	964	964
Stock-based compensation	—	—	—	1,240	—	—	1,240

Balance at December 31, 2012	1	—	(1,353)	2,325	(176,660)	1,335	(174,353)
Net loss	—	—	—	—	(34,312)	—	(34,312)
Payments from parent	—	—	233	—	—	—	233
Foreign currency translation	—	—	—	—	—	(1,593)	(1,593)
Stock-based compensation	—	—	—	563	—	—	563

Balance at June 30, 2013	1	$—	$(1,120)	$2,888	$(210,972)	$(258)	$(209,462)

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2013	2012
Cash flow from operating activities
Net loss	$(34,312)	$(3,730)
Adjustments to reconcile net loss to cash flow from operating activities
Depreciation and amortization	14,278	14,861
Provision for excess and obsolete inventory	2,203	1,145
Stock-based compensation	563	790
Deferred income taxes	(276)	(146)
Other	723	416
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable	3,285	6,573
Prepaid expenses and other assets	138	(463)
Inventory	(1,368)	(1,030)
Income taxes	40	(207)
Due from parent	—	30
Deferred revenue	(3,176)	1,234
Accounts payable	3,199	(2,582)
Accrued expenses and other liabilities	(1,410)	3,947

Cash (used in) provided by operating activities	(16,113)	20,838

Cash flows from investing activities
Capital expenditures	(2,796)	(3,192)
Purchase of certificate of deposit	—	(225)

Cash used in investing activities	(2,796)	(3,417)

Cash flows from financing activities
Payments on note payable	(777)	(914)
Proceeds from line of credit	8,000	—
Deferred financing costs	(157)	(198)
Payments from parent	233	—

Cash provided by (used in) financing activities	7,299	(1,112)

Effect of foreign exchange rate on cash	(1,134)	(43)

(Decrease) Increase in cash and cash equivalents	(12,744)	16,266
Cash and cash equivalents, beginning of period	31,595	40,607

Cash and cash equivalents, end of period	$18,851	$56,873

Supplemental disclosure of cash flow information
Interest paid	$19,572	$19,516
Income taxes paid, net	$314	$1,014
Noncash investing and financing activities
Property, plant and equipment included in accounts payable and accrued expenses	$412	$630

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

        In the U.S., the Company's nuclear imaging products are primarily distributed through radiopharmacy chains, with a small portion of the sales of these products also made to hospitals and clinics that maintain their own in-house radiopharmacies. In the U.S., sales of the Company's contrast agents are made through a direct sales force. Outside of the U.S., the Company owns five radiopharmacies in Canada and two radiopharmacies in each of Puerto Rico and Australia. The Company also maintains a direct sales force in each of these countries. In the rest of the world, the Company relies on third-party distributors to sell both nuclear imaging and contrast agent products.

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

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial statements for interim periods in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

1. Business Overview (Continued)

financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Form 10-K"). The Company's accounting policies are described in the "Notes to Consolidated Financial Statements" in the 2012 Form 10-K and updated, as necessary, in this Form 10-Q. There were no changes to the Company's accounting policies since December 31, 2012. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Recent Events

        The Company generated a net loss of $34.3 million during the six months ended June 30, 2013 and had an accumulated deficit of $211.0 million at June 30, 2013. The Company currently relies on Ben Venue Laboratories ("BVL") as one of two manufacturers of DEFINITY and Cardiolite products and its sole source manufacturer of Neurolite. In July 2010, BVL temporarily shut down the facility in which it manufactures products for a number of customers, including the Company, in order to upgrade the facility to meet certain regulatory requirements. BVL resumed manufacturing DEFINITY in the second quarter of 2012 and released product to the Company at the end of the second quarter of 2012. BVL has also resumed manufacturing Cardiolite products. The Company currently believes that Neurolite will again become available from BVL in the latter half of 2013.

        The Company continues to expedite a number of its technology transfer programs to secure and qualify production of its BVL-manufactured products with alternate contract manufacturer sites. In February 2013, the FDA informed the Company that the Jubilant HollisterStier ("JHS") facility was approved to manufacture DEFINITY and the Company is now shipping JHS-manufactured DEFINITY to customers. The Company also has on-going technology transfer activities at JHS for its Cardiolite product supply and Neurolite but is not certain as to when that technology transfer will be completed and when the Company will actually receive supply of Cardiolite products and Neurolite from JHS. In the meantime, the Company also has an alternate manufacturer for a portion of its Cardiolite sales demand. The Company is also pursuing new manufacturing relationships to establish and secure additional long-term or alternative suppliers of its key products but is uncertain of the timing as to when any other supply arrangements would provide meaningful quantities of products to the Company.

        During the first and second quarters of 2012, the Company received $29.9 million and $3.9 million, respectively, from BVL to compensate the Company for its business losses associated with the lack of product supply during the outage pursuant to a Transition Services Agreement. These payments are included within operating income as proceeds from manufacturer in the accompanying statement of comprehensive loss. During the second quarter of 2013, the Company received $0.9 million from BVL to compensate the Company for the cost of low yield and failed batches of DEFINITY and Cardiolite under the Manufacturing and Service Contract. This payment is included within cost of goods sold in the statement of comprehensive loss for the three and six months ended June 30, 2013. The Company continues to experience losses as a result of the prolonged supply interruption from BVL.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

1. Business Overview (Continued)

        On July 3, 2013 LMI, Lantheus Intermediate and Lantheus MI Real Estate, LLC ("Lantheus Real Estate") entered into an amended and restated revolving credit facility (the "New Facility") which replaced the previous facility (the "Old Facility"), the terms of which New Facility are more fully described in Note 10. Borrowing capacity under the New Facility is calculated by reference to a borrowing base consisting of a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus any reserves (the "Borrowing Base"). If the Company is not successful in achieving its forecasted results, the Company's accounts receivable and inventory could be negatively affected, thus reducing the Borrowing Base and limiting the Company's borrowing capacity.

        The Company took actions during March 2013 to substantially reduce its discretionary spending. In particular, the Company began to implement a strategic shift in how it will fund its research and development ("R&D") programs. The Company is reducing during 2013 its internal R&D resources, while at the same time seeking to engage one or more strategic partners to assist in the further development and commercialization of its development candidates, including flurpiridaz F 18, 18F LMI 1195 and LMI 1174. The Company will complete its 301 trial for flurpiridaz F 18 with internal funding while seeking to engage strategic partners to assist with the further development and possible commercialization of the agent. For the other two development candidates, 18F LMI 1195 and LMI 1174, the Company will also seek to engage strategic partners to assist with the on-going development activities relating to these agents. Based on the Company's current operating plans, the Company believes the existing cash and cash equivalents, results of operations and availability under the New Facility will be sufficient to continue to fund the Company's liquidity requirements for at least the next twelve months.

        The Company is currently completing its annual strategic planning process, which is expected to be completed during the second half of 2013. The resulting forecast and its key assumptions, including those related to asset utilization, could result in triggering events in which certain long-lived assets and intangible assets would be assessed for recoverability. If a triggering event is identified, the Company will assess the long-lived assets or intangible assets for potential impairment.

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

Recent Accounting Standards

        In July 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The amendments in ASU 2013-11 provide guidance on the financial statement

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

1. Business Overview (Continued)

presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company will reflect the impact of these amendments beginning with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2014. The Company does not anticipate a material impact to the Company's financial position, results of operations or cash flows as a result of this change.

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

        Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer. The arrangement's consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value; (ii) third-party evidence of selling price; and (iii) best estimate of selling price. The best estimate of selling price reflects the Company's best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis. The consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration that is not contingent upon future deliverables. Supply or service transactions may involve the charge of a nonrefundable initial fee with subsequent periodic payments for future products or services. The up-front fees, even if nonrefundable, are earned (and revenue is recognized) as the products and/or services are delivered and performed over the term of the arrangement.

Goodwill

        Goodwill is not amortized, but is instead tested for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that it may be impaired. The Company has elected to perform the annual test for indications of goodwill impairment as of October 31 of each year. All goodwill has been allocated to the U.S. operating segment.

        The strategic shift in how the Company funds its R&D programs significantly altered the expected future costs and revenues associated with the Company's development candidates. Accordingly, this action was deemed to be a triggering event for an evaluation of the recoverability of the Company's goodwill as of March 31, 2013. The Company performed an interim impairment test and determined that there was no goodwill impairment as of March 31, 2013. There were no events as of June 30, 2013 and December 31, 2012 that triggered an interim impairment test of goodwill.

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

3. Fair Value of Financial Instruments

        The tables below present information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

June 30, 2013 (in thousands)	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$2,198	$2,198	$—	$—
Certificates of deposit—restricted	322	—	322	—

Total	$2,520	$2,198	$322	$—

December 31, 2012 (in thousands)	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$2,004	$2,004	$—	$—
Certificates of deposit—restricted	328	—	328	—

Total	$2,332	$2,004	$328	$—

        At both June 30, 2013 and December 31, 2012, the Company has a $0.2 million certificate of deposit for which the Company's use of such cash is restricted and is included in the line item "Certificates of deposit—restricted" above. This investment is classified in other current assets on the condensed consolidated balance sheet. The remaining $0.1 million at both June 30, 2013 and December 31, 2012 represents a certificate of deposit that is collateral for a long-term lease and is included in other long-term assets on the condensed consolidated balance sheet. Certificates of deposit are classified within Level 2 of the fair value hierarchy as these are not traded on the open market.

        At June 30, 2013, the Company had total cash and cash equivalents of $18.9 million, which included approximately $2.2 million of money market funds and $16.7 million of cash on-hand. At December 31, 2012, the Company had total cash and cash equivalents of $31.6 million, which included approximately $2.0 million of money market funds and $29.6 million of cash on-hand.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Fair Value of Financial Instruments (Continued)

        The estimated fair values of the Company's financial instruments, including its cash and cash equivalents, receivables, accounts payable, accrued expenses, line of credit and note payable approximate the carrying values of these instruments due to their short term nature. The estimated fair value of the debt at June 30, 2013, based on Level 2 inputs of recent market activity available to the Company, was $368.0 million compared to the face value of $400.0 million. At December 31, 2012, the estimated fair value of the debt was $380.0 million compared to the face value of $400.0 million.

4. Income Taxes

        The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year in addition to discrete events which impact the interim period. The Company's effective tax rate differs from the U.S. statutory rate principally due to the rate impact of uncertain tax positions, valuation allowance changes and state taxes. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. The Company's tax benefit was $0.1 million and a provision of $0.5 million for the three and six months ended June 30, 2013, respectively, compared to a tax benefit of $0.6 million and a provision of $1.6 million for the three and six months ended June 30, 2012, respectively.

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

        Within the next twelve months, approximately $1.7 million of unrecognized tax benefits primarily relating to transfer pricing may be recognized due to the closing of statutes of limitation.

5. Inventory

        The Company includes within current assets the amount of inventory that is estimated to be utilized within twelve months. Inventory that will be utilized after twelve months is classified within other long-term assets.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

5. Inventory (Continued)

        Inventory, classified in inventory or other long-term assets, consisted of the following:

(in thousands)	June 30, 2013	December 31, 2012
Raw materials	$8,373	$7,573
Work in process	3,497	5,019
Finished goods	4,557	5,456

Inventory	16,427	18,048
Other long-term assets	2,855	2,090

Total	$19,282	$20,138

        At June 30, 2013, inventories reported as other long-term assets included $2.9 million of raw materials. At December 31, 2012, inventories reported as other long-term assets included $1.5 million of raw materials and $0.6 million of finished goods.

        The Company's Ablavar product was commercially launched in January 2010. The revenues for this product through June 30, 2013 have not been significant. At June 30, 2013 and December 31, 2012, the balances of inventory on-hand reflect approximately $3.7 million and $2.8 million, respectively, of finished products and raw materials related to Ablavar. LMI has an agreement with a supplier to provide Active Pharmaceutical Ingredient ("API") and finished products for Ablavar under which LMI is required to purchase future minimum quantities through September 30, 2014. At June 30, 2013, $5.7 million is included accounts payable and the remaining future purchase commitment under the agreement is approximately $1.8 million. The Company has a contract loss reserve of $1.3 million and $7.5 million associated with this future purchase commitment at June 30, 2013 and December 31, 2012, respectively. The Company records the inventory when it takes delivery, at which time the Company assumes title and risk of loss.

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

6. Property, Plant and Equipment, net

        Property, plant and equipment consisted of the following:

(in thousands)	June 30, 2013	December 31, 2012
Land	$22,450	$22,450
Buildings	65,212	64,649
Machinery, equipment and fixtures	65,041	63,503
Construction in progress	6,940	7,331
Accumulated depreciation	(52,649)	(48,360)

Property, plant and equipment, net	$106,994	$109,573

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

6. Property, Plant and Equipment, net (Continued)

        For the three and six months ended June 30, 2013 and 2012, depreciation expense related to property, plant and equipment was $2.4 million and $4.8 million, respectively.

        Included within machinery, equipment and fixtures are spare parts of approximately $2.7 million at both June 30, 2013 and December 31, 2012. Spare parts include replacement parts relating to plant and equipment and are either recognized as an expense when consumed or re-classified and capitalized as part of the related plant and equipment and depreciated over a time period not exceeding the useful life of the related asset.

        The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. The Company measures the recoverability of assets to be held and used by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment equals the amount by which the carrying amount of the assets exceeds the fair value of the assets. Any impairments are recorded as permanent reductions in the carrying amount of the assets. In the second quarter of 2013, the Company reviewed certain long-lived assets, associated with international operations, for recoverability and the analysis indicated that there was no impairment as of June 30, 2013. The Company also evaluated the remaining useful lives of long-lived assets that were tested for recoverability at June 30, 2013 and determined no revisions were required to the remaining periods of depreciation.

        Fixed assets dedicated to R&D activities, which were impacted by the recent R&D strategic shift, have a net book value of $6.9 million as of June 30, 2013. The Company believes these fixed assets will be utilized for either internally funded ongoing R&D activities or R&D activities funded by a strategic partner. If the Company is not successful in finding a strategic partner and there are no alternative uses for these fixed assets, they could be subject to impairment in the future.

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

        The following is a reconciliation of the Company's asset retirement obligations for the six months ended June 30, 2013:

(in thousands)
Balance at January 1, 2013	$5,416
Accretion expense	308

Balance at June 30, 2013	$5,724

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Intangibles, net

        Intangibles, net consisted of the following:

	June 30, 2013
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$24,226	$29,164	8 years	Straight-line
Customer relationships	113,209	86,264	26,945	19 years	Accelerated
Other patents	42,780	39,542	3,238	2 years	Straight-line

	$209,379	$150,032	$59,347

	December 31, 2012
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$20,743	$32,647	8 years	Straight-line
Customer relationships	114,000	83,385	30,615	19 years	Accelerated
Other patents	42,780	39,240	3,540	2 years	Straight-line

	$210,170	$143,368	$66,802

        For the three and six months ended June 30, 2013, the Company recorded amortization expense for its intangible assets of $3.6 million and $7.2 million, respectively, as compared to $4.0 million and $8.1 million for the prior year comparative periods.

        Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2013	$7,195
2014	13,141
2015	11,472
2016	10,723
2017	3,710
2018 and thereafter	13,106

$59,347

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities are comprised of the following:

(in thousands)	June 30, 2013	December 31, 2012
Compensation and benefits	$9,338	$5,351
Accrued interest	4,890	5,040
Accrued professional fees	1,401	1,628
Research and development services	3,283	3,205
Freight, distribution and operations	3,590	3,633
Accrued loss on firm purchase commitment	1,315	7,469
Marketing expense	627	1,168
Accrued rebates, discounts and chargebacks	1,471	1,542
Accrued severance	1,826	—
Other	734	653

	$28,475	$29,689

        As of June 30, 2013 and December 31, 2012, the Company has a contract loss reserve of $1.3 million and $7.5 million, respectively, associated with the portion of the committed purchases of Ablavar product from the Company's supplier that the Company did not believe it would sell prior to expiry.

        During March 2013, the Company took additional actions to reduce its workforce, which resulted in a $2.7 million charge to the condensed consolidated statement of comprehensive loss for severance expense during the first quarter of 2013. At June 30, 2013, $1.2 million associated with these actions is included in accrued severance.

10. Financing Arrangements

Restricted Senior Notes

        LMI has $400.0 million in aggregate principal amount of Restricted Senior Notes (the "Notes") outstanding. The Notes bear interest at a rate of 9.750% per year, payable on May 15 and November 15 of each year. The Notes mature on May 15, 2017.

Revolving Line of Credit

        As of June 30, 2013, LMI had outstanding the Old Facility that had a borrowing capacity of $35.0 million and an interest rate of LIBOR plus 4.75% or the Reference Rate (as defined in the agreement) plus 3.75%. The most recent financial covenants under the Old Facility are set forth in the table below.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. Financing Arrangements (Continued)

Old Facility Financial Covenants

Period	Total Leverage Ratio	Interest Coverage Ratio
Q1 2013	8.80 to 1.00	1.10 to 1.00
Q2 2013	10.0 to 1.00	1.00 to 1.00
Q3 2013	8.20 to 1.00	1.25 to 1.00
Q4 2013	7.50 to 1.00	1.40 to 1.00
Q1 2014	7.00 to 1.00	1.45 to 1.00
Thereafter	7.00 to 1.00	1.45 to 1.00

        In connection with the March 25, 2013 amendment, LMI incurred approximately $0.1 million in fees and expenses and wrote off $0.1 million of the existing unamortized deferred financing costs. The new and remaining portion of the existing unamortized deferred financing fees under the Old Facility are being amortized over the remaining life of the Old Facility using the straight-line method and are included in interest expense in the accompanying condensed consolidated statements of comprehensive loss. The Old Facility was scheduled to expire on May 10, 2014, at which time all outstanding borrowings were to be due and payable.

        On July 3, 2013, the Company, LMI and Lantheus Real Estate entered into the New Facility, a revolving credit facility with an aggregate principal amount not to exceed $42.5 million. The revolving loans under the New Facility bear interest subject to a pricing grid based on average historical excess availability under the New Facility, with pricing based from time to time at the election of the Company at (i) LIBOR plus a spread ranging from 2.00% to 2.50% or (ii) the Reference Rate (as defined in the agreement) plus a spread ranging from 1.00% to 1.50%. The New Facility also includes an unused line fee of 0.375% or 0.5%, depending on the average unused revolving credit commitments. The New Facility expires on the earlier of (i) July 3, 2018 or (ii) if the outstanding 9.750% senior notes due in 2017 are not refinanced in full, the date that is 91 days before the maturity thereof, at which time all outstanding borrowings are due and payable.

        The New Facility is secured by a pledge of substantially all of the assets of each of the Company, LMI and Lantheus Real Estate, including each entity's inventory, accounts receivable and machinery and equipment, and is guaranteed by each of Lantheus Intermediate and Lantheus Real Estate. Borrowing capacity is determined by reference to a borrowing base, which is based on (i) a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus (ii) any reserves. As of July 3, 2013, the aggregate borrowing base was approximately $38.4 million, which was reduced by (i) an amount equal to 105% of an outstanding $8.8 million unfunded Standby Letter of Credit, for a total reduction of $9.2 million and (ii) an $8.0 million outstanding loan balance, resulting in a net borrowing base availability of approximately $21.2 million.

        The New Facility contains affirmative and negative covenants, as well as restrictions on the ability of the Company and its subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) repay subordinated indebtedness prior to its stated maturity; (iii) pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; (iv) make certain investments; (v) sell certain assets; (vi) create liens; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and (viii) enter into certain transactions with its affiliates. The New Facility also contains customary default provisions as well as cash dominion provisions which allow the

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. Financing Arrangements (Continued)

lender to sweep its accounts during the period certain specified events of default are continuing under the New Facility or excess availability under the New Facility falls below (i) the greater of $5.0 million or 15% of the then-current borrowing base for a period of more than five consecutive Business Days or (ii) $3.5 million. During a cash dominion period, the Company is required to comply with a consolidated fixed charge coverage ratio of not less than 1:00:1:00. The fixed charge coverage ratio is calculated on a consolidated basis for Lantheus Intermediate and its subsidiaries for a trailing four-fiscal quarter period basis, as (i) EBITDA minus capital expenditures minus certain restricted payments divided by (ii) interest plus taxes paid or payable in cash plus certain restricted payments made in cash plus scheduled principal payments paid or payable in cash.

        In connection with the New Facility, LMI incurred approximately $0.2 million in fees and expenses as of June 30, 2013, which will be amortized on a straight-line basis over the term of the New Facility.

11. Stock-Based Compensation

        The Company's employees are eligible to receive awards from Holdings' 2013 Equity Incentive Plan (the "2013 Plan") and the 2008 Equity Incentive Plan (the "2008 Plan") (collectively referred to as "the Plans"). The Plans are administered by the Holdings Board of Directors. The Plans permit the granting of nonqualified stock options, stock appreciation rights (or SARs), restricted stock and restricted stock units to employees, officers, directors and consultants of Holdings or any subsidiary of Holdings (including Intermediate and LMI). The maximum number of shares that may be issued pursuant to awards under the 2013 Plan and the 2008 Plan at June 30, 2013 is 1,500,000 and 4,342,713, respectively. Option awards under the Plans are granted with an exercise price equal to the fair value of Holdings' stock at the date of grant, as determined by the Board of Directors of Holdings. Time based option awards vest based on time, either four or five years, and performance based option awards vest based on the performance criteria specified in the grant. All option awards have a ten year contractual term. The Company recognizes compensation costs for its time based awards on a straight-line basis equal to the vesting period. The compensation cost for performance based awards is recognized on a graded vesting basis, based on the probability of achieving the performance targets over the requisite service period for the entire award. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historic volatility of a selected peer group. Expected dividends represent the dividends expected to be issued at the date of grant. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate assumption is the U.S. Treasury rate at the date of the grant which most closely resembles the expected life of the options.

        The Company uses the following Black-Scholes inputs to determine the fair value of new stock option grants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected volatility	36%	39 - 41%	36%	39 - 41%
Expected dividends	—	—	—	—
Expected life (in years)	5.5 - 6.3	5.5 - 6.5	5.5 - 6.3	5.5 - 6.5
Risk-free interest rate	0.7 - 0.9%	0.7 - 1.4%	0.7 - 1.0%	0.7 - 1.4%

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

        A summary of option activity for 2013 is presented below:

	Time Based	Performance Based	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,326,350	1,002,948	3,329,298	$3.11	5.6	$15,336,000
Options granted	670,177	600,000	1,270,177	6.84
Options cancelled	(178,200)	(244,917)	(423,117)	2.08
Options exercised	(583,750)	(47,768)	(631,518)	2.00
Options forfeited or expired	(55,040)	(39,301)	(94,341)	8.41

Outstanding at June 30, 2013	2,179,537	1,270,962	3,450,499	4.67	6.9	$7,970,000

Vested and expected to vest at June 30, 2013	2,169,460	1,261,673	3,431,133	4.64	6.9	$7,968,000

Exercisable at June 30, 2013	1,419,013	522,764	1,941,777	$2.69	5.0	$7,931,000

        The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2013 was $2.45 and $2.41, respectively, as compared to $3.43 and $3.47 for the three and six months ended June 30, 2012, respectively.

        During the six months ended June 30, 2013, 631,518 stock options were exercised on a cashless basis for which 459,171 shares of Holdings common stock were issued. The intrinsic value for the options exercised during the six months ended June 30, 2013 was approximately $3.4 million.

        Stock-based compensation expense for both time based and performance based awards was recognized in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Cost of goods sold	$3	$—	$30	$17
General and administrative	294	165	490	636
Sales and marketing	26	9	40	56
Research and development	(17)	42	3	81

Total stock-based compensation expense	$306	$216	$563	$790

        Stock-based compensation expense recognized in the condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2013 and 2012 are based on awards ultimately expected to vest as well as any changes in the probability of achieving certain performance features as required.

        During the six months ended June 30, 2013, the Company recognized $134,000 of stock-based compensation expense associated with the modification of two option agreements. The first modification was a new option award that was granted to replace the cancellation of a portion of an

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

existing option award that changed the exercise price. The second modification changed the exercise price and the performance condition of the original award. During the six months ended June 30, 2012, the Company recognized $0.5 million of stock-based compensation expense associated with the modification of two option agreements. The 2012 modifications of both awards affected the vesting of the awards, allowing vesting to continue beyond the last day of employment, so long as the option holder continued to provide service as a consultant to the Company.

        The Company used the following Black-Scholes inputs to determine the fair value of stock options that were modified during the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Expected volatility	36 - 37%	30 - 36%
Expected dividends	—	—
Expected term (in years)	4.8 - 6.0	0.3 - 3.5
Risk-free interest rate	0.7 - 0.9%	0.3 - 0.8%

        Upon termination of employee services, the Company has the right to call shares held by employees that were purchased or acquired through option exercise. As a result of this right, upon termination of service, vested stock-based awards are reclassified to liability-based awards when it is probable the employee will exercise the option and the Company will exercise its call right. The Company did not reclassify any equity awards to liability-based awards as of June 30, 2013 and December 31, 2012, since the Company concluded it was not probable that it would exercise its call right.

        The Company did not recognize an income tax benefit for the six months ended June 30, 2013 and 2012. As of June 30, 2013, there was approximately $3.4 million of total unrecognized compensation costs related to non-vested stock options granted under the Plans. These costs are expected to be recognized over a weighted-average remaining period of 1.6 years. In addition, performance based awards contain certain contingent features, such as change in control provisions, which allow for the vesting of previously forfeited and unvested awards. As of June 30, 2013, there was approximately $0.8 million of unrecognized compensation expense relating to these features, which could be recognized through 2018 or longer.

12. Other (Expense) Income, net

        Other (expense) income, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Foreign currency (losses) gains	$79	$(175)	$(6)	$(332)
Tax indemnification income (loss)	(167)	415	272	830
Other income	1	41	368	88

Total other (expense) income, net	$(87)	$281	$634	$586

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

13. Legal Proceedings and Contingencies

        From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. In addition, the Company has in the past been, and may in the future be, subject to investigations by regulatory authorities which expose it to greater risks associated with litigation, regulatory or other proceedings, as a result of which the Company could be required to pay significant fines or penalties. The outcome of litigation, regulatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. As of June 30, 2013, the Company had no material on-going litigation in which the Company was a defendant or any material on-going regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

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

14. Related Party Transactions

        At June 30, 2013 and December 31, 2012, LMI had outstanding receivables from Holdings in the amount of $1.1 million and $1.3 million, respectively, which was included in due from parent.

        In the third quarter of 2012, the Company entered into a Master Contract Research Organization Services Agreement with INC Research, LLC ("INC") to provide clinical development services in connection with the flurpiridaz F 18 Phase III program. The agreement has a term of five years and the Company incurred costs associated with this agreement totaling $0.1 million and $0.5 million in the three and six months ended June 30, 2013, respectively. Avista Capital Partners and its affiliate are principal owners of both INC and the Company. At June 30, 2013, there was a prepaid of $10,000 included in the accompanying balance sheet. At December 31, 2012, $0.5 million was included in accounts payable and accrued expenses.

        Avista, the majority shareholder of LMI Holdings, provides certain advisory services to the Company pursuant to an advisory services and monitoring agreement. The Company is required to pay an annual fee of $1.0 million and other reasonable and customary advisory fees, as applicable, paid on a quarterly basis. The initial term of the agreement is seven years. Upon termination, all remaining amounts owed under the agreement shall become due immediately. During the three and six months ended June 30, 2013, the Company incurred costs associated with this agreement totaling $0.3 million and $0.5 million, respectively. During the three and six months ended June 30, 2012, the Company incurred costs associated with this agreement totaling $0.3 million and $0.5 million respectively. At both June 30, 2013 and December 31, 2012, $20,000 was included in accrued expenses.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

14. Related Party Transactions (Continued)

        The Company purchases inventory supplies from VWR Scientific ("VWR"). Avista Capital Partners and certain affiliates are principal owners of both VWR and the Company. The Company made purchases of $60,000 and $98,000 during the three and six months ended June 30, 2013, respectively. The Company made purchases of $0.1 million and $0.2 million during each of the three and six months ended June 30, 2012, respectively. At both June 30, 2013 and December 31, 2012, $1,000 and $19,000, respectively, was included in accounts payable.

        At both June 30, 2013 and December 31, 2012, the Company had $0.1 million due from an officer of the Company included in accounts receivable, net. These amounts represent federal and state tax withholdings paid by the Company on behalf of the officer.

15. Segment Information

        The Company reports two operating segments, U.S. and International, based on geographic customer base. The results of these operating segments are regularly reviewed by our chief operating decision maker, the President and Chief Executive Officer. The Company's segments derive revenues through the manufacturing, marketing, selling and distribution of medical imaging products, focused primarily on cardiovascular diagnostic imaging. The U.S. segment comprises 74.0% and 75.2% of consolidated revenues for the three and six months ended June 30, 2013, respectively, as compared to 65.0% and 70.3% for the prior year comparative periods and 89.4% and 86.7% of consolidated assets at June 30, 2013 and December 31, 2012, respectively. All goodwill has been allocated to the U.S. operating segment.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

15. Segment Information (Continued)

        Selected information for each business segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
U.S.	$58,826	$40,851	$117,760	$109,189
International	18,370	19,875	35,133	42,246

Total revenue, including inter-segment	77,196	60,726	152,893	151,435
Less inter-segment revenue	(6,595)	(3,965)	(11,274)	(9,323)

	$70,601	$56,761	$141,619	$142,112

Revenues from external customers
U.S.	$52,231	$36,886	$106,486	$99,866
International	18,370	19,875	35,133	42,246

	$70,601	$56,761	$141,619	$142,112

Operating (loss) income
U.S.	$(4,274)	$(18,583)	$(13,298)	$9,289
International	1,198	2,788	967	7,786

Total operating income (loss), including inter-segment	(3,076)	(15,795)	(12,331)	17,075
Inter-segment operating income (loss)	(800)	746	(781)	1,052

Operating (loss) income	(3,876)	(15,049)	(13,112)	18,127
Interest expense, net	(10,619)	(10,467)	(21,288)	(20,813)
Other (expense) income, net	(87)	281	634	586

Loss before income taxes	$(14,582)	$(25,235)	$(33,766)	$(2,100)

	June 30, 2013	December 31, 2012
Total Assets
U.S.	$264,190	$279,808
International	31,313	43,118

	$295,503	$322,926

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Guarantor Financial Information

        The Notes, issued by LMI, are guaranteed by Lantheus Intermediate (the "Parent Guarantor") and Lantheus Real Estate, one of Lantheus Intermediate's wholly-owned consolidated subsidiaries (the "Guarantor Subsidiary"). The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheet information as of June 30, 2013 and December 31, 2012, comprehensive (loss) income information for the three and six months ended June 30, 2013 and 2012 and cash flow information for the six months ended June 30, 2013 and 2012 for Lantheus Intermediate, LMI, the Guarantor Subsidiary and Lantheus Intermediate's other wholly-owned subsidiaries (the "Non-Guarantor Subsidiaries"). The condensed consolidating financial statements have been prepared on the same basis as the condensed consolidated financial statements of Lantheus Intermediate. The equity method of accounting is followed within this financial information.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Guarantor Financial Information (Continued)

Condensed Consolidating Balance Sheet Information

June 30, 2013

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$13,213	$—	$5,638	$—	$18,851
Accounts receivable, net	—	27,371	—	10,679	—	38,050
Intercompany accounts receivable	—	2,526	—	—	(2,526)	—
Inventory	—	13,161	—	3,266	—	16,427
Income tax receivable	—	355	—	340	—	695
Deferred tax assets	—	—	—	52	—	52
Other current assets	—	3,709	—	330	—	4,039

Total current assets	—	60,335	—	20,305	(2,526)	78,114
Property, plant and equipment, net	—	77,046	23,155	6,793	—	106,994
Capitalized software development costs, net	—	1,556	—	3	—	1,559
Intangibles, net	—	53,825	—	5,522	—	59,347
Goodwill	—	15,714	—	—	—	15,714
Deferred financing costs	—	10,337	—	—	—	10,337
Investment in subsidiaries	(209,462)	50,306	—	—	159,156	—
Intercompany note receivable	—	—	—	2,218	(2,218)	—
Other long-term assets	—	23,229	—	209	—	23,438

Total assets	$(209,462)	$292,348	$23,155	$35,050	$154,412	$295,503

Liabilities and (deficit) equity
Current liabilities
Line of credit	$—	$8,000	$—	$—	$—	$8,000
Accounts payable	—	20,273	—	1,588	—	21,861
Intercompany accounts payable	—	—	—	2,526	(2,526)	—
Accrued expenses and other liabilities	—	25,242	—	3,233	—	28,475
Note payable	—	499	—	—	—	499
Deferred revenue	—	3,794	—	48	—	3,842

Total current liabilities	—	57,808	—	7,395	(2,526)	62,677
Asset retirement obligation	—	5,564	—	160	—	5,724
Long-term debt, net	—	398,929	—	—	—	398,929
Deferred tax liability	—	—	—	85	—	85
Intercompany note payable	—	2,218	—	—	(2,218)	—
Other long-term liabilities	—	37,291	—	259	—	37,550

Total liabilities	—	501,810	—	7,899	(4,744)	504,965
(Deficit) equity	(209,462)	(209,462)	23,155	27,151	159,156	(209,462)

Total liabilities and (deficit) equity	$(209,462)	$292,348	$23,155	$35,050	$154,412	$295,503

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Guarantor Financial Information (Continued)

Condensed Consolidating Balance Sheet Information

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Three Months Ended June 30, 2013

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$57,789	$—	$16,310	$(6,595)	$67,504
License and other revenues	—	3,097	—	—	—	3,097

Total revenues	—	60,886	—	16,310	(6,595)	70,601
Cost of goods sold	—	41,753	—	14,496	(6,595)	49,654

Gross profit	—	19,133	—	1,814	—	20,947

Operating expenses
General and administrative expenses	—	7,581	20	692	—	8,293
Sales and marketing expenses	—	8,061	—	932	—	8,993
Research and development expenses	—	7,471	—	66	—	7,537

Operating loss	—	(3,980)	(20)	124	—	(3,876)
Interest expense, net	—	(10,665)	—	46	—	(10,619)
Other income (expense), net	—	(153)	—	66	—	(87)
Equity in earnings (losses) of affiliates	(14,500)	94	—	—	14,406	—

Income (loss) before income taxes	(14,500)	(14,704)	(20)	236	14,406	(14,582)
Provision (benefit) for income taxes	—	(204)	—	122	—	(82)

Net income (loss)	(14,500)	(14,500)	(20)	114	14,406	(14,500)

Foreign currency translation, net of taxes	—	—	—	(996)	—	(996)
Equity in other comprehensive income (loss) of subsidiaries	(996)	(996)	—	—	1,992	—

Total comprehensive (loss) income	$(15,496)	$(15,496)	$(20)	$(882)	$16,398	$(15,496)

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Six Months Ended June 30, 2013

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$115,126	$—	$31,856	$(11,274)	$135,708
License and other revenues	—	5,911	—	—	—	5,911

Total revenues	—	121,037	—	31,856	(11,274)	141,619
Cost of goods sold	—	80,103	—	29,031	(11,274)	97,860

Gross profit	—	40,934	—	2,825	—	43,759

Operating expenses
General and administrative expenses	—	17,259	40	1,247	—	18,546
Sales and marketing expenses	—	16,923	—	1,867	—	18,790
Research and development expenses	—	19,421	—	114	—	19,535

Operating loss	—	(12,669)	(40)	(403)	—	(13,112)
Interest expense, net	—	(21,375)	—	87	—	(21,288)
Other income (expense), net	—	630	—	4	—	634
Equity in earnings (losses) of affiliates	(34,312)	(355)	—	—	34,667	—

Income (loss) before income taxes	(34,312)	(33,769)	(40)	(312)	34,667	(33,766)
Provision (benefit) for income taxes	—	543	—	3	—	546

Net income (loss)	(34,312)	(34,312)	(40)	(315)	34,667	(34,312)

Foreign currency translation, net of taxes	—	—	—	(1,593)	—	(1,593)
Equity in other comprehensive income (loss) of subsidiaries	(1,593)	(1,593)	—	—	3,186	—

Total comprehensive (loss) income	$(35,905)	$(35,905)	$(40)	$(1,908)	$37,853	$(35,905)

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information

Six Months Ended June 30, 2013

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by (used in) operating activities	$—	$(15,339)	$—	$964	$(1,738)	$(16,113)

Cash flows from investing activities
Capital expenditures	—	(2,774)	—	(22)	—	(2,796)
Proceeds from dividend	—	4,174	—	—	(4,174)	—

Cash provided by (used in) investing activities	—	1,400	—	(22)	(4,174)	(2,796)

Cash flows from financing activities
Payments on note payable	—	(777)	—	—	—	(777)
Proceeds from line of credit	—	8,000	—	—	—	8,000
Payments of deferred financing costs	—	(157)	—	—	—	(157)
Payments from parent	—	233	—	—	—	233
Intercompany note	—	2,218	—	(2,218)	—	—
Payment of dividend	—	—	—	(5,912)	5,912	—

Cash provided by (used in) financing activities	—	9,517	—	(8,130)	5,912	7,299

Effect of foreign exchange rate on cash	—	—	—	(1,134)	—	(1,134)

Decrease in cash and cash equivalents	—	(4,422)	—	(8,322)	—	(12,744)
Cash and cash equivalents, beginning of period	—	17,635	—	13,960	—	31,595

Cash and cash equivalents, end of period	$—	$13,213	$—	$5,638	$—	$18,851

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information

Six Months Ended June 30, 2012

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$—	$23,248	$—	$2,313	$(4,723)	$20,838

Cash flows from investing activities
Purchase of certificate of deposit	—	(225)	—	—	—	(225)
Capital expenditures	—	(3,067)	—	(125)	—	(3,192)

Cash used in investing activities	—	(3,292)	—	(125)	—	(3,417)

Cash flows from financing activities
Payments on note payable	—	(914)	—	—	—	(914)
Payments of deferred financing costs	—	(198)	—	—	—	(198)
Payment of dividend	—	—	—	(4,723)	4,723	—

Cash used in financing activities	—	(1,112)	—	(4,723)	4,723	(1,112)

Effect of foreign exchange rate on cash	—	—	—	(43)	—	(43)

Increase (decrease) in cash and cash equivalents	—	18,844	—	(2,578)	—	16,266
Cash and cash equivalents, beginning of period	—	20,474	—	20,133	—	40,607

Cash and cash equivalents, end of period	$—	$39,318	$—	$17,555	$—	$56,873

17. Subsequent Events

        On July, 3, 2013, LMI, Lantheus Intermediate and Lantheus Real Estate entered into an amended and restated revolving credit facility which replaced the Old Facility and the terms of the New Facility are more fully described in Note 10.

        On July 11, 2013, the Company announced the resignation of Jeffrey E. Young as the Company's Chief Financial Officer and Treasurer. Mr. Young's resignation will be effective August 9, 2013. John Golubieski will serve as interim Chief Financial Officer thereafter.

        On August 5, 2013, the Board of Directors of Holdings adopted a resolution providing that: (i) under the 2013 Plan, the maximum number of shares of Holdings common stock reserved for issuance pursuant to the 2013 Plan, subject to adjustment in case of certain events described in the 2013 Plan, be increased from 1,500,000 to 2,700,000; and (ii) under the 2008 Plan, no additional awards of stock options, stock appreciation rights, restricted stock or restricted stock units (collectively, "Awards") be made and no additional shares of Holdings common stock be available for issuance pursuant to the 2008 Plan except in connection with Awards already outstanding under the 2008 Plan.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

        Some of the statements contained in this quarterly report are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, including, in particular, statements about our plans, strategies, prospects and industry estimates. These statements identify prospective information and include words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "should," "predicts," "hopes" and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our liquidity, including our belief that our existing cash, cash equivalents, anticipated revenues and availability under a revolving line of credit are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months; (ii) our outlook and expectations including, without limitation, in connection with continued market expansion and penetration for our commercial products, particularly DEFINITY; (iii) expected new product launch dates and market exclusivity periods; and (iv) outlook and expectations related to product manufactured at Ben Venue Laboratories, Inc., or BVL and Jubilant HollisterStier, or JHS. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this quarterly report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

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

  •
  our inability to hire or retain skilled employees and key personnel; and

  •
  costs and other risks associated with the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

        Factors that could cause or contribute to such differences include, but are not limited to, those that are discussed in other documents we file with the Securities and Exchange Commission, including our 2012 Form 10-K. Any forward-looking statement made by us in this quarterly report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

        The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as the other factors described in "Risk Factors" under Part II—Item 1A of this report and the information provided in our 2012 Form 10-K.

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

Our Products

        Our principal products include DEFINITY, an ultrasound contrast agent; TechneLite, a generator used to provide the radioisotope to radiolabel Cardiolite and other radiopharmaceuticals; Cardiolite, a myocardial perfusion imaging agent; and Xenon, a radiopharmaceutical inhaled gas used to assess pulmonary function and evaluate blood flow, particularly in the lungs. We launched DEFINITY in 2001 and it is currently patent protected in the United States until 2021 and in numerous foreign jurisdictions with protection until 2019. Cardiolite was approved by the FDA in 1990, and its market exclusivity expired in July 2008.

        In the United States, our nuclear imaging products, including TechneLite and Cardiolite, are primarily distributed through over 350 radiopharmacies that are controlled by or associated with Cardinal, UPPI, GE Healthcare and Triad. A small portion of our nuclear imaging product sales in the United States are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical capabilities. Sales of our contrast agent, DEFINITY, are made through our direct sales force. At June 30, 2013, we had approximately 78 sales people in the United States. Outside the United States, we own five radiopharmacies in Canada and two radiopharmacies in each of Puerto Rico and Australia. We also maintain a direct sales force in each of these countries. In the rest of the world, we rely on third-party distributors to market, distribute and sell our nuclear imaging and contrast agent products, either on a country-by-country basis or on a multi-country regional basis.

        The following table sets forth our revenue derived from our principal products:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2013	%	2012	%	2013	%	2012	%
DEFINITY	$18,742	26.5	$2,678	4.7	$35,771	25.2	$22,847	16.1
TechneLite	25,254	35.8	26,235	46.2	47,680	33.6	57,608	40.5
Cardiolite	5,188	7.4	6,412	11.3	16,098	11.4	16,222	11.4
Xenon	7,647	10.8	6,975	12.3	15,970	11.3	14,962	10.5
Other	10,673	15.1	11,745	20.7	20,189	14.3	25,037	17.7

Net product revenues	67,504	95.6	54,045	95.2	135,708	95.8	136,676	96.2
License and other revenues	3,097	4.4	2,716	4.8	5,911	4.2	5,436	3.8

Total revenues	$70,601	100.0	$56,761	100.0	$141,619	100.0	$142,112	100.0

        Included in Cardiolite revenue are sales of branded Cardiolite and generic sestamibi, some of which we produce and some of which we procure from third parties.

Executive Overview

        Our results in the three and six months ended June 30, 2013 reflect the following:

  •
  increased revenues and penetration for DEFINITY in the suboptimal echocardiogram segment as a result of availability of product supply from BVL and JHS;

  •
  limited supply of Neurolite product inventory as a result of the BVL outage, and a higher cost of goods sold for Cardiolite because of more expensive sourcing from our current alternate manufacturer of Cardiolite and from our third party manufacturers of generic sestamibi;

  •
  decreased revenues for TechneLite due to a contract that took effect at the beginning of 2013 with a significant customer that reduced unit pricing;

  •
  continued generic competition to Cardiolite;

  •
  under-absorption of manufacturing overhead due to the continued supply challenges with BVL including slower production and low lot yields;

  •
  the impact of actions taken in March 2013 as we continue to implement a strategic shift in how we will fund our R&D programs; and

  •
  lower material costs incurred for the production of TechneLite.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Revenues
Net product revenues	$67,504	$54,045	$135,708	$136,676
License and other revenues	3,097	2,716	5,911	5,436

Total revenues	70,601	56,761	141,619	142,112
Cost of goods sold	49,654	48,626	97,860	101,161

Gross profit	20,947	8,135	43,759	40,951

Operating expenses
General and administrative expenses	8,293	7,760	18,546	16,959
Sales and marketing expenses	8,993	8,915	18,790	18,908
Research and development expenses	7,537	10,409	19,535	20,771
Proceeds from manufacturer	—	(3,900)	—	(33,814)

Total operating expenses	24,823	23,184	56,871	22,824

Operating (loss) income	(3,876)	(15,049)	(13,112)	18,127
Interest expense, net	(10,619)	(10,467)	(21,288)	(20,813)
Other (expense) income, net	(87)	281	634	586

Loss before income taxes	(14,582)	(25,235)	(33,766)	(2,100)
Provision (benefit) for income taxes	(82)	(607)	546	1,630

Net loss	(14,500)	(24,628)	(34,312)	(3,730)

Foreign currency translation, net of taxes	(996)	(689)	(1,593)	178

Total comprehensive loss	$(15,496)	$(25,317)	$(35,905)	$(3,552)

Revenues

        Revenues are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
United States
DEFINITY	$18,291	$2,683	$35,037	$22,448
TechneLite	22,140	22,758	41,712	50,695
Cardiolite	432	511	6,862	4,491
Xenon	7,638	6,971	15,945	14,949
Other currently marketed products	633	1,254	1,019	1,854

Total U.S. product revenue	49,134	34,177	100,575	94,437
License and other revenues	3,097	2,709	5,911	5,429

Total U.S. revenues	$52,231	$36,886	$106,486	$99,866

International
DEFINITY	$451	$(5)	$734	$399
TechneLite	3,114	3,477	5,968	6,913
Cardiolite	4,756	5,901	9,236	11,731
Xenon	9	4	25	13
Other currently marketed products	10,040	10,491	19,170	23,183

Total International product revenue	18,370	19,868	35,133	42,239
License and other revenues	—	7	—	7

Total International revenues	$18,370	$19,875	$35,133	$42,246

Product revenue	67,504	54,045	135,708	136,676
License and other revenue	3,097	2,716	5,911	5,436

Total revenue	$70,601	$56,761	$141,619	$142,112

        Total revenues increased $13.8 million, or 24.4%, to $70.6 million in the three months ended June 30, 2013, as compared to $56.8 million in the three months ended June 30, 2012. U.S. segment revenue increased $15.3 million, or 41.6%, to $52.2 million in the three months ended June 30, 2013, as compared to $36.9 million in the prior year period. The International segment revenues decreased $1.5 million, or 7.6%, to $18.4 million in the three months ended June 30, 2013, as compared to $19.9 million in the prior year period.

        Total revenues decreased $0.5 million, or 0.3%, to $141.6 million in the six months ended June 30, 2013, as compared to $142.1 million in the six months ended June 30, 2012. U.S. segment revenue increased $6.6 million, or 6.6%, to $106.5 million in the six months ended June 30, 2013, as compared to $99.9 million in the prior year period. The International segment revenues decreased $7.1 million, or 16.8%, to $35.1 million in the six months ended June 30, 2013, as compared to $42.2 million in the prior year period.

        The increase in U.S. segment revenue for the three months ended June 30, 2013, as compared to the prior year period is driven by $15.6 million of additional DEFINITY revenue given product supply shortages that impacted the prior year period. Xenon revenue increased $0.7 million over the prior year due to price increases. Other currently marketed product revenue decreased $0.6 million in the current period given an increase in rebates. TechneLite revenues were $0.6 million lower in the current period as a result of the following: (i) a contract that took effect at the beginning of 2013 with a significant customer that reduced unit pricing, resulting in lower revenues of $2.3 million as compared to the prior year period; and (ii) a decline in a significant customer's market share resulted in lower revenues of $0.4 million, offset by higher share volume with certain customer segments resulting in a $2.0 million increase in sales over the prior year period.

        The decrease in the International segment revenue for the three months ended June 30, 2013, as compared to the prior year period is primarily due to a $0.5 million decrease in other marketed products. Additionally, Cardiolite revenue decreased $0.5 million due to a lack of approved product to sell in Europe in the current year, $0.3 million decrease due to reduced selling price given the competitive pressures in our international entities and $0.1 million decrease due to a new contract with an existing customer, which altered the timing of shipments and revenue recognition. TechneLite sales decreased by $0.4 million over the prior year period, primarily due to lower selling prices in Canada and loss of a customer in the Latin American market.

        The increase in U.S. segment revenue for the six months ended June 30, 2013, as compared to the prior year period is driven by $12.6 million of additional DEFINITY given product supply shortages that impacted the prior year period. Cardiolite revenue increased $2.4 million over the prior year period due to a substantial shipment and delivery to a significant customer under the terms of the 2012 agreement. Xenon revenue increased $1.0 million as compared to the prior year period due to price increases. Offsetting these increases was a decrease in TechneLite revenues of $9.0 million in the current period as a result of the following: (i) a contract that took effect at the beginning of 2013 with a significant customer that reduced unit pricing, resulting in lower revenues of $7.4 million as compared to the prior year, (ii) a decline in a significant customer's market share resulted in lower revenues of $1.6 million, (iii) the loss of a customer resulting in lower revenues of $1.3 million, offset by higher share volume with certain customer segments resulting in a $1.7 million increase in sales over the prior year. Other currently marketed product revenue decreased $0.8 million in the current period given an increase in rebates.

        The decrease in the International segment revenue for the six months ended June 30, 2013, as compared to the prior year period is primarily due to a $4.0 million decrease in other marketed products. Additionally, Cardiolite sales decreased $0.5 million due to a lack of approved product to sell in Europe, $1.1 million decrease due to reduced selling price given the competitive pressures in international entities and $0.9 million decrease due to a new contract with an existing customer which altered the timing of shipments and revenue recognition. TechneLite sales decreased by $1.0 million over the prior year period due to lower selling prices in Canada and loss of a customer in the Latin American market.

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

        Revenue reserves are categorized as rebates or allowances. An analysis of the amount of, and change in, reserves is summarized as follows:

(dollars in thousands)	Rebates	Allowances	Total
Balance, as of January 1, 2012	$1,356	$33	$1,389
Current provisions relating to revenues in current year	3,224	291	3,515
Adjustments relating to prior years' estimate	(145)	—	(145)
Payments/credits relating to revenues in current year	(2,232)	(223)	(2,455)
Payments/credits relating to revenues in prior years	(661)	(35)	(696)

Balance, as of December 31, 2012	1,542	66	1,608
Current provisions relating to revenues in current year	2,159	126	2,285
Adjustments relating to prior years' estimate	23	—	23
Payments/credits relating to revenues in current year	(1,303)	(107)	(1,410)
Payments/credits relating to revenues in prior years	(950)	(69)	(1,019)

Balance, as of June 30, 2013	$1,471	$16	$1,487

        Sales rebates and other accruals were approximately $1.5 million at both June 30, 2013 and December 31, 2012.

Costs of Goods Sold

        Cost of goods sold consists of manufacturing, distribution, definite lived intangible asset amortization and other costs related to our commercial products. In addition, it includes the write off of excess and obsolete inventory.

        Cost of goods sold is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
United States	$35,957	$34,292	$70,020	$72,942
International	13,697	14,334	27,840	28,219

Total Cost of Goods Sold	$49,654	$48,626	$97,860	$101,161

        Total cost of goods sold increased $1.1 million, or 2.1%, to $49.7 million in the three months ended June 30, 2013, as compared to $48.6 million in the three months ended June 30, 2012. U.S. segment cost of goods sold increased approximately $1.7 million, or 4.9%, to $36.0 million in the three months ended June 30, 2013, as compared to $34.3 million in the prior year period. For the three months ended June 30, 2013, the International segment cost of goods sold decreased $0.6 million, or 4.4%, to $13.7 million, as compared to $14.3 million in the prior year period.

        Total cost of goods sold decreased $3.3 million, or 3.3%, to $97.9 million in the six months ended June 30, 2013, as compared to $101.2 million in the six months ended June 30, 2012. U.S. segment cost of goods sold decreased approximately $2.9 million, or 4.0%, to $70.0 million in the six months ended June 30, 2013, as compared to $72.9 million in the prior year period. For the six months ended June 30, 2013, the International segment cost of goods sold decreased $0.4 million, or 1.3%, to $27.8 million, as compared to $28.2 million in the prior year period.

        The increase in the U.S. segment cost of goods sold for the three months ended June 30, 2013 over the prior year period is primarily due to increased DEFINITY volume, resulting in a $3.1 million increase to cost of goods sold, increased technology transfer costs of $1.0 million to support a new supplier of Neurolite offset by decreased technology transfer costs of $1.7 million as JHS was approved by the FDA in the first quarter of 2013 as a new manufacturing site for DEFINITY and the receipt of $0.9 million from BVL to compensate us for the cost of low yield and failed batches of DEFINITY and Cardiolite.

        The decrease in the U.S. segment cost of goods sold for the six months ended June 30, 2013 over the prior year period is due to lower cost of goods sold of TechneLite material cost of approximately $4.6 million, which was offset by an increase in technology transfer costs of $1.7 million to support a new supplier of Neurolite.

        The decrease in the International segment cost of goods sold for the three and six months ended June 30, 2013 over the prior year periods is primarily due to a lower sales volume in the Puerto Rico and European markets. Offsetting these decreases was an overall higher cost of products sold in the Asian Pacific market.

Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
United States	$16,274	$2,594	$36,466	$26,924
International	4,673	5,541	7,293	14,027

Total Gross Profit	$20,947	$8,135	$43,759	$40,951

        Total gross profit increased $12.8 million, or 157.5%, to $20.9 million in the three months ended June 30, 2013, as compared to $8.1 million in the three months ended June 30, 2012. U.S. segment gross profit increased $13.7 million, or 527.4%, to $16.3 million in the three months ended June 30, 2013, as compared to $2.6 million in the prior year period. For the three months ended June 30, 2013, the International segment gross profit decreased $0.8 million, or 15.7%, to $4.7 million, as compared to $5.5 million in the prior year period.

        Total gross profit increased $2.8 million, or 6.9%, to $43.8 million in the six months ended June 30, 2013, as compared to $41.0 million in the six months ended June 30, 2012. U.S. segment gross profit increased $9.6 million, or 35.4%, to $36.5 million in the six months ended June 30, 2013, as compared to $26.9 million in the prior year period. For the six months ended June 30, 2013, the International segment gross profit decreased $6.7 million, or 48.0%, to $7.3 million, as compared to $14.0 million in the prior year period.

        The increase in the U.S. segment gross profit for the three months ended June 30, 2013 over the prior year period is due to higher DEFINITY gross profits of $15.3 million, primarily driven by higher sales and lower related technology transfer costs of $2.1 million. Offsetting these increases to gross profit were decreases in Neurolite gross profit as the related technology transfer expense increased $1.0 million over the prior period. Additionally, TechneLite gross profit decreased $0.3 million primarily driven by contract that took effect at the beginning of 2013 with a significant customer that reduced unit pricing, which were offset in part, by lower material costs.

        The increase in the U.S. segment gross profit for the six months ended June 30, 2013 over the prior year period is due to higher DEFINITY gross profits of $12.2 million, primarily driven by higher sales and lower related technology transfer costs of $2.6 million. Additionally, higher unit sales volume of Cardiolite primarily drove a $2.8 million increase to gross profit. Offsetting these increases were decreases in TechneLite gross profit of $3.8 million primarily driven by a contract that took effect at the beginning of 2013 with a significant customer that reduced unit pricing, which was offset in part by lower material costs and lower Neurolite gross profit as the related technology transfer expense increased $1.7 million over the prior period.

        The decrease in the International segment gross profit for the three and six months ended June 30, 2013 over the prior year periods is primarily due to a new contract with an existing customer which altered the timing of shipments and revenue recognition. The lack of approved product to sell in Europe, the reduced selling price given competitive pressures in Canada, Puerto Rico were also contributing factors to a lower gross profit but were compensated by lower substitute product sourcing costs.

General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
United States	$7,601	$7,261	$17,299	$15,825
International	692	499	1,247	1,134

Total General and Administrative	$8,293	$7,760	$18,546	$16,959

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

        Total general and administrative expenses increased approximately $0.5 million, or 6.9%, to $8.3 million in the three months ended June 30, 2013, as compared to $7.8 million in the three months ended June 30, 2012. In the U.S. segment, general and administrative expenses increased $0.3 million, or 4.7%, to $7.6 million in the three months ended June 30, 2013, as compared to $7.3 million in the prior year period. For the three months ended June 30, 2013, general and administrative expenses in the International segment increased $0.2 million or 38.7%, to $0.7 million as compared to $0.5 million in the prior year period.

        Total general and administrative expenses increased approximately $1.6 million, or 9.4%, to $18.5 million in the six months ended June 30, 2013, as compared to $17.0 million in the six months ended June 30, 2012. In the U.S. segment, general and administrative expenses increased $1.5 million, or 9.3%, to $17.3 million in the six months ended June 30, 2013, as compared to $15.8 million in the prior year period. For the six months ended June 30, 2013, general and administrative expenses in the International segment increased $0.1 million or 10.0%, to $1.2 million as compared to $1.1 million in the prior year period.

        The increase in the U.S. segment general and administrative expenses for the three months ended June 30, 2013 over the prior year period was due to increased variable compensation in the current period and increased stock compensation of $129,000 primarily associated with the modification of certain equity awards in the second quarter of 2013. This was offset in part by cost saving initiatives including the renegotiation of certain information technology related contracts as support provided by certain vendors was reduced and reduced legal expense due to a reduction in rates and reduced amount of services in the current period.

        The increase in the U.S. segment general and administrative expenses for the six months ended June 30, 2013 over the prior year period was primarily due to additional variable compensation in the current period and severance expense from a reduction in force in the first quarter of 2013. Cost savings over the prior period were achieved through the renegotiation of certain information technology related contracts as support provided by certain vendors was reduced and reduced legal expense due to a reduction in rates and reduced amount of services in the current period.

        The increase in the International segment general and administrative expenses for the three and six months ended June 30, 2013 over the prior year period was primarily due to a recovery of bad debts in the prior year period, which was offset, in part, by decreased headcount in the current period.

Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
United States	$7,871	$7,789	$16,582	$16,697
International	1,122	1,126	2,208	2,211

Total Sales and Marketing	$8,993	$8,915	$18,790	$18,908

        Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, business development, and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research, and sales meetings.

        Total sales and marketing expenses increased $0.1 million, or 0.9%, to $9.0 million in the three months ended June 30, 2013, as compared to $8.9 million in the three months ended June 30, 2012. In the U.S. segment, sales and marketing expense increased $0.1 million, or 1.0%, to $7.9 million in the three months ended June 30, 2013, as compared to $7.8 million in the prior year period. For the three months ended June 30, 2013, sales and marketing expenses in the International segment remained flat as compared to the prior year period.

        Total sales and marketing expenses decreased $0.1 million, or 0.6%, to $18.8 million in the six months ended June 30, 2013, as compared to $18.9 million in the six months ended June 30, 2012. In the U.S. segment, sales and marketing expense decreased $0.1 million, or 1%, to $16.6 million in the six months ended June 30, 2013, as compared to $16.7 million in the prior year period. For the six months ended June 30, 2013, sales and marketing expenses in the International remained flat as compared to the prior year period.

        The increase in the U.S. segment sales and marketing expenses for the three months ended June 30, 2013 over the prior year period was primarily due to increases in variable compensation and increased marketing support for DEFINITY, in response to the availability of product and the end of the product supply disruption that affected 2012 . These increases were offset by lower personnel costs, including contractors, driven by workforce reductions and decreased marketing support for Ablavar.

        The decrease in the U.S. segment sales and marketing expenses for the six months ended June 30, 2013 over the prior year period was primarily due to lower personnel costs, including contractors, driven by workforce reductions and decreased marketing support for Ablavar. These increases were offset by increases related to variable compensation and increased marketing support for DEFINITY, given a lack of supply impacting the prior period

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
United States	$7,471	$10,362	$19,421	$20,682
International	66	47	114	89

Total Sales and Marketing	$7,537	$10,409	$19,535	$20,771

        Research and development expenses relate primarily to the development of new products to add to the Company's portfolio and costs related to its medical affairs and medical information functions.

        Total research and development expenses decreased $2.9 million, or 27.6%, to $7.5 million in the three months ended June 30, 2013, as compared to $10.4 million in the three months ended June 30, 2012. In the U.S. segment, research and development expenses decreased approximately $2.9 million, or 27.9%, to $7.5 million in the three months ended June 30, 2013, as compared to $10.4 million in the prior year period. For the three months ended June 30, 2013, research and development expenses in the International segment remained flat as compared to the prior year period.

        Total research and development expenses decreased $1.3 million, or 6.0%, to $19.5 million in the six months ended June 30, 2013, as compared to $20.8 million in the six months ended June 30, 2012. In the U.S. segment, research and development expenses decreased approximately $1.3 million, or 6.1%, to $19.4 million in the six months ended June 30, 2013, as compared to $20.7 million in the prior year period. For the six months ended June 30, 2013, research and development expenses in the International segment remained flat as compared to the prior year period.

        The decrease in the U.S. segment research and development expenses for the three months ended June 30, 2013 over the prior year period is driven by decreases in employee related cost as a result of a reduction in workforce associated with a strategic shift to reduce internal research and development resources and lower external expense, as we expect to seek one or more strategic partners to assist in the future development and commercialization of our development candidates. Additionally, we had a slight decline in external expense associated with the first Phase 3 clinical trial for flurpiridaz F 18, as we approach the completion of patient enrollment. Partially offsetting these decreases was an increase in variable compensation.

        The decrease in the U.S. segment research and development expenses for the six months ended June 30, 2013 over the prior year period is driven by decreases in employee related cost as a result of a reduction in workforce associated with a strategic shift to reduce internal research and development resources and lower external expense, as we expect to seek one or more strategic partners to assist in the future development and commercialization of our development candidates. Additionally, we had a slight decline in external expense associated with the first Phase 3 clinical trial for flurpiridaz F 18, as we approach the completion of patient enrollment. Partially offsetting these decreases was an increase in severance expense and variable compensation.

        Consistent with the prior period, in the first half of 2013 we continued to actively enroll patients in our flurpiridaz F 18 Phase 3 program and expect to complete the first of two Phase 3 clinical trials utilizing internal research and development resources later this year. We are seeking to engage a strategic partner to advance the second of our two Phase 3 clinical trials.

Proceeds from Manufacturer

        For the three and six months ended June 30, 2013 compared to the same periods in 2012, proceeds from manufacturer decreased by $3.9 million and $33.8 million, respectively, as a result of the receipt of the $30.0 million from BVL in 2012 to compensate us for business losses and an additional $4.2 million under the Transition Services Agreement. During the first quarter of 2012, BVL and LMI terminated their original manufacturing agreement and entered into a settlement agreement, a transition services agreement and a manufacturing and services contract.

Other Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Interest expense	$(10,647)	$(10,519)	$(21,358)	$(20,966)
Interest income	28	52	70	153
Other (expense) income, net	(87)	281	634	586

Total other expense, net	$(10,706)	$(10,186)	$(20,654)	$(20,227)

  Interest Expense

        For the three and six months ended June 30, 2013, compared to the same periods in 2012, interest expense increased by $0.1 million and $0.4 million, respectively, as a result of increased amortization related to the capitalization of additional deferred financing costs in connection with our line of credit amendments.

  Interest Income

        For the three and six months ended June 30, 2013, compared to the same periods in 2012, interest income decreased by $24,000 and $83,000, respectively, as a result of the change in balances in interest bearing accounts.

  Other Income, net

        For the three months ended June 30, 2013, compared to the same period in 2012, other income decreased by $0.4 million primarily due to a decrease in the tax indemnification asset, which was a result of the closing of the statute of limitations relating to a state matter.

        For the six months ended June 30, 2013, compared to the same period in 2012, other income increased by $48,000 primarily due to the receipt of $0.4 million in consideration from the extinguishment of our membership interests in a mutual insurance company. This increase was offset by a decrease in the tax indemnification asset.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Provision (benefit) for income taxes	$(82)	$(607)	$546	$1,630

        For the six months ended June 30, 2013 and 2012, our effective tax rate was (1.62)% and (77.61)%, respectively. The $0.5 million decrease in the tax benefit for the three months ended June 30, 2013, as compared to the same period in 2012, was impacted primarily by a smaller pre-tax loss and the reversal of an uncertain tax position relating to state taxes as a result of the closing of the statute of limitations. The $1.1 million decrease in the tax provision for the six months ended June 30, 2013, as compared to the same period in 2012, was impacted primarily by a larger pre-tax loss and the reversal of an uncertain tax position relating to state taxes as a result of the closing of the statute of limitations. Our tax rate is affected by recurring items, such as discrete items relating to interest and penalties on uncertain tax positions. The tax rate is also affected by losses in certain jurisdictions which cannot be utilized. To the extent the Company is in a full valuation allowance, a deferred tax provision or benefit is not recorded for such losses. The following items had the most significant impact on the differences between our statutory U.S. federal income tax rate of 35% and our effective tax rate during the three and six months ended:

Three months ended June 30, 2013

  •
  A $5.3 million increase to our valuation allowance against net domestic deferred tax assets.

  •
  A $0.7 million increase in our uncertain tax positions relating to accrued interest associated with state tax nexus and transfer pricing matters.

  •
  A $0.9 million decrease in our uncertain tax positions relating to the closing of a statute of limitations relating to a state tax matter.

Six months ended June 30, 2013

  •
  A $11.8 million increase to our valuation allowance against net domestic deferred tax assets.

  •
  A $1.4 million increase in our uncertain tax positions relating to accrued interest associated with state tax nexus and transfer pricing matters.

  •
  A $0.9 million decrease in our uncertain tax positions relating to the closing of a statute of limitations relating to a state tax matter.

Three months ended June 30, 2012

  •
  A $0.6 million increase in our uncertain tax positions relating to accrued interest associated with state tax nexus and transfer pricing matters.

Six months ended June 30, 2012

  •
  A $1.0 million increase in our uncertain tax positions relating to accrued interest associated with state tax nexus and transfer pricing matters.

  •
  A $0.5 million increase in our tax provision relating to the closing of two tax audits.

Liquidity and Capital Resources

Cash Flows

        The following table provides information regarding our cash flows:

	Six Months Ended June 30,
(dollars in thousands)	2013	2012	$ Change
Cash provided by (used in):
Operating activities	$(16,113)	$20,838	$(36,951)
Investing activities	$(2,796)	$(3,417)	$621
Financing activities	$7,299	$(1,112)	$8,411

Net Cash Provided by Operating Activities

        Cash provided by operating activities is primarily driven by our earnings and changes in working capital. The decrease in cash provided by operating activities for the six months ended June 30, 2013 as compared to 2012 was primarily driven by the receipt of $33.8 million from the BVL settlement in the first half of 2012.

Net Cash Used in Investing Activities

        The decrease in net cash used in investing activities in the six months ended June 30, 2013 as compared to 2012 primarily reflects less spending on the purchase of property and equipment.

Net Cash Provided by (Used in) Financing Activities

        Our primary historical uses of cash in financing activities are principal payments on our term loan and financing costs. The increase in net cash provided by financing activities in the six months ended June 30, 2013 as compared to 2012 was caused by an $8.0 million draw against our outstanding line of credit during the quarter ended June 30, 2013.

Internal Sources of Liquidity

        Our internal sources of liquidity are derived from cash and cash equivalents of $18.9 million as of June 30, 2013, as well as revenues primarily from the sale of DEFINITY, TechneLite, Cardiolite and Xenon.

External Sources of Liquidity

        Since 2010, in addition to revenues provided by the sales of our products, our primary source of external liquidity has been the proceeds from the issuance of the $400.0 million 9.750% Senior Notes due in May of 2017. At June 30, 2013, we also had outstanding a revolving credit facility (the "Old Facility"), which most recently had a borrowing capacity of $35.0 million and an interest rate of LIBOR plus 4.75% or the Reference Rate (as defined in the agreement) plus 3.75%. The most recent financial covenants under the Old Facility are set forth in the table below.

Old Facility Financial Covenants

Period	Total Leverage Ratio	Interest Coverage Ratio
Q1 2013	8.80 to 1.00	1.10 to 1.00
Q2 2013	10.0 to 1.00	1.00 to 1.00
Q3 2013	8.20 to 1.00	1.25 to 1.00
Q4 2013	7.50 to 1.00	1.40 to 1.00
Q1 2014	7.00 to 1.00	1.45 to 1.00
Thereafter	7.00 to 1.00	1.45 to 1.00

        The Old Facility was scheduled to expire on May 10, 2014, at which time all outstanding borrowings were due and payable.

        On July 3, 2013, we entered into an amended and restated revolving credit facility (the "New Facility") which replaced the Old Facility, in an aggregate principal amount not to exceed $42.5 million.

        The revolving loans under the New Facility bear interest subject to a pricing grid based on average historical excess availability under the New Facility, with pricing based from time to time at our election at (i) LIBOR plus a spread ranging from 2.00% to 2.50% or (ii) the Reference Rate (as defined in the agreement) plus a spread ranging from 1.00% to 1.50%. The New Facility also includes an unused line fee of 0.375% or 0.5%, depending on the average unused revolving credit commitments. The New Facility expires on the earlier of (i) July 3, 2018 or (ii) if the outstanding 9.750% senior notes due in 2017 are not refinanced in full, the date that is 91 days before the maturity thereof, at which time all outstanding borrowings are due and payable.

        The New Facility is secured by a pledge of substantially all of our assets together with the assets of LMI and Lantheus MI Real Estate, LLC ("Lantheus Real Estate"), including each such entity's inventory, accounts receivable and machinery and equipment, and is guaranteed by each of Lantheus Intermediate and Lantheus Real Estate. Borrowing capacity is determined by reference to a borrowing base (the "Borrowing Base"), which is based on (i) a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus (ii) any reserves. As of July 3, 2013, the aggregate borrowing base was approximately $38.4 million, which was reduced by (i) an amount equal to 105% of an outstanding $8.8 million unfunded Standby Letter of Credit for a total reduction of $9.2 million and (ii) an $8.0 million outstanding loan balance, resulting in a net borrowing base availability of approximately $21.2 million.

        The New Facility contains affirmative and negative covenants, as well as restrictions on the ability of LMI, us and our subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) repay subordinated indebtedness prior to its stated maturity; (iii) pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; (iv) make certain investments; (v) sell certain assets; (vi) create liens; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (viii) enter into certain transactions with our affiliates. The New Facility also contains customary default provisions as well as cash dominion provisions which allow the lender to sweep our accounts during the period certain specified events of default are continuing under the New Facility or excess availability under the New Facility falls below (i) 15% of the then-current borrowing base for a period of more than five consecutive Business Days or (ii) $3.5 million. During a cash dominion period, we are required to comply with a consolidated fixed charge coverage ratio of not less than 1:00:1:00. The fixed charge coverage ratio is calculated on a consolidated basis for Lantheus Intermediate and its subsidiaries for a trailing four-fiscal quarter period basis, as (i) EBITDA minus capital expenditures minus certain restricted payments divided by (ii) interest plus taxes paid or payable in cash plus certain restricted payments made in cash plus scheduled principal payments paid or payable in cash.

        We may from time to time repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases of any notes outstanding, prepayments of our term loans or other retirements or refinancing of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, will be at the sole discretion of our Board of Directors and will depend on market conditions, trading levels of our debt from time to time, our cash position and other considerations.

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

        If our capital resources become insufficient to meet our future capital requirements, we would need to finance our cash needs through public or private equity offerings, assets securitizations, debt financings, sale-leasebacks or other financing or strategic alternatives, to the extent such transactions are permissible under the covenants of the New Facility and the Indenture. Additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all. If any of these transactions require an amendment or waiver under the covenants in the New Facility and under the Indenture, which could result in additional expenses associated with obtaining the amendment or waiver, we will seek to obtain such a waiver to remain in compliance with the covenants of the New Facility and the Indenture. However, we cannot be assured that such an amendment or waiver would be granted, or that additional capital will be available on acceptable terms, if at all.

        At June 30, 2013 and through July 3, 2013, our only current committed external source of funds is our borrowing availability under the Old Facility. We generated a net loss of $14.5 million and $34.3 million during the three and six months ended June 30, 2013, respectively, and had $18.9 million of cash and cash equivalents at June 30, 2013. On July 3, 2013, we entered in the New Facility, the terms of which are fully described in "Liquidity and Capital Resources—External Sources of Liquidity" above. Availability under the New Facility is calculated by reference to the Borrowing Base. If we are not successful in achieving our forecasted results, our accounts receivable and inventory could be negatively affected, reducing the Borrowing Base and limiting the Company's borrowing availability.

        We have taken actions during March 2013 to substantially reduce our discretionary spending in order to reposition the Company to focus our resources on our higher growth products. In particular, we have begun to implement a strategic shift in how we will fund our important R&D programs. We will reduce during 2013 our internal R&D resources while at the same time seek to engage one or more strategic partners to assist us in the further development and commercialization of our important development candidates, including flurpiridaz F 18, 18F LMI 1195 and LMI 1174. Based on our current operating plans, we believe that our existing cash and cash equivalents, results of operations and availability under the New Facility will be sufficient to continue to fund our liquidity requirements for at least the next twelve months.

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

        The strategic shift in how we will fund our R&D programs significantly altered the expected future costs and revenues associated with our development candidates. Accordingly, this action was deemed to be a triggering event for an evaluation of the recoverability of our goodwill as of March 31, 2013. The Company performed an interim impairment test and determined that there was no impairment of goodwill as of March 31, 2013. There were no events as of June 30, 2013 or December 31, 2012 that triggered an interim impairment test. At each annual and interim impairment test date, the fair value of our reporting unit, which includes goodwill, was substantially in excess of our carrying value.

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

        We test intangible and long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. We measure the recoverability of assets to be held and used by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment equals the amount by which the carrying amount of the assets exceeds the fair value of the assets. Any impairments are recorded as permanent reductions in the carrying amount of the assets. In the second quarter of 2013, we reviewed certain long-lived assets, associated with international operations, for recoverability and the analysis indicated that there was no impairment as of June 30, 2013. We also evaluated the remaining useful lives of long-lived assets that were tested for recoverability at June 30, 2013 and determined no revisions were required to the remaining periods of depreciation.

        We are currently completing our annual strategic planning process, which is expected to be completed during the second half of 2013. The resulting forecast and its key assumptions, including those related to asset utilization, could result in triggering events in which certain long-lived assets and intangible assets would be assessed for recoverability. If a triggering event is identified, we will assess the long-lived assets or intangible assets for potential impairment.

        Fixed assets dedicated to R&D activities, which were impacted by the recent R&D strategic shift, have a net book value of $6.9 million as of June 30, 2013. We believe these fixed assets will be utilized for either internally funded ongoing R&D activities or R&D activities funded by a strategic partner. If we are not successful in finding a strategic partner, and there are no alternative uses for those fixed assets, they could be subject to impairment in the future.

        Please read Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2012 Form 10-K for the year ended December 31, 2012, for a discussion of our critical accounting estimates. There have been no material changes to our critical accounting policies in the six months ended June 30, 2013.

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

Interest Rate Risk

        We are subject to interest rate risk in connection with the New Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of June 30, 2013, there was $8.0 million outstanding under the Old Facility and an $8.8 million unfunded Standby Letter of Credit, which reduced availability to $18.2 million. As of July 3, 2013, there was an amount outstanding equal to 105% of the $8.8 million unfunded Standby Letter of Credit, or $9.2 million, and an $8.0 million outstanding loan balance for a net borrowing base availability of approximately $21.2 million under the New Facility. Any increase in the interest rate under the New Facility may have a negative impact on our future earnings to the extent we have outstanding borrowings under the New Facility.

Foreign Currency Risk

        We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the six months ended June 30, 2013 and 2012, the net impact of foreign currency changes on transactions was a loss of $6,000 and $0.3 million, respectively. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

        Gross margins of products we manufacture at our U.S. plants and sell in currencies other than the U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on total revenue for the six month periods ended June 30, 2013 and 2012 was 30.9% and 28.8%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the six months ended June 30, 2013, we estimate our gross margin on total sales would have been 30.9%, 31.1% and 31.3%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the six months ended June 30, 2012, we estimate our gross margin on total net product sales would have been 28.8%, 29.0% and 29.1%, respectively.

        In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar (in which we report our consolidated financial results); our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar.

        If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales and net income for the six months ended June 30, 2013 would have been impacted by approximately the following amounts:

	Approximate Decrease in Net Revenue	Approximate Decrease in Net Loss
	(dollars in thousands)
1%	$(250)	$(7)
5%	(1,250)	(36)
10%	(2,501)	(73)

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

Changes in Internal Control Over Financial Reporting

        There have been no changes during the quarter ended June 30, 2013 in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Except as noted above, as of June 30, 2013, we had no material ongoing litigation, regulatory or other proceeding and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

Item 1A.    Risk Factors

        There have been no changes in the risk factors set forth in our 2012 Form 10-K for the fiscal year ended December 31, 2012. For further information, refer to Part I—Item IA. "Risk Factors," in our 2012 Form 10-K for the fiscal year ended December 31, 2012.

Item 5.    Other Information

        On May 6, 2013, we filed a Current Report on Form 8-K with the Commission stating that effective as of April 30, 2013, the Board of Directors of the Company adopted Holdings 2013 Equity Incentive Plan (the "2013 Plan") which authorizes the grant of equity-based incentive awards to employees, directors (including, non-employee directors) and consultants of Holdings or any subsidiary of Holdings, including the Company. On August 5, 2013, the Board of Directors of Holdings adopted a resolution providing that: (i) under the 2013 Plan, the maximum number of shares of Holdings common stock reserved for issuance pursuant to the 2013 Plan, subject to adjustment in case of certain events described in the 2013 Plan, be increased from 1,500,000 to 2,700,000; and (ii) under the Holdings 2008 Equity Incentive Plan (the "2008 Plan"), no additional awards of stock options, stock appreciation rights, restricted stock or restricted stock units (collectively, "Awards") be made and no additional shares of Holdings common stock be available for issuance pursuant to the 2008 Plan except in connection with Awards already outstanding under the 2008 Plan. No other changes were made to either the 2013 Plan or the 2008 Plan.

Item 6.    Exhibits

10.1	*	Amended and Restated Credit Agreement date as of July 3, 2013, by and among Lantheus Medical Imaging Inc., Lantheus MI Intermediate Inc., Lantheus MI Real Estate, LLC, the lenders from time to time party thereto, and Well Fargo Bank, National Association collateral agent and administrative agent and as sole lead arranger, back runner and syndication agent.

10.2		Lantheus MI Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Current Report on Form 8-K filed with the Commission on May 6, 2013 (file number 333-169785)).

10.3		Form of Employee Option Grant Award Agreement (incorporated by reference to Exhibit 10.2 to Lantheus Medical Imaging, Inc.'s Current Report on Form 8-K filed with the Commission on May 6, 2013 (file number 333-169785)).

10.4		Form of Non-Employee Director Option Grant Award Agreement (incorporated by reference to Exhibit 10.3 to Lantheus Medical Imaging, Inc.'s Current Report on Form 8-K filed with the Commission on May 6, 2013 (file number 333-169785)).

31.1*		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS MEDICAL IMAGING, INC.
By:	/s/ JEFFREY BAILEY
	Name:	Jeffrey Bailey
	Title:	President and Chief Executive Officer
	Date:	August 7, 2013

LANTHEUS MEDICAL IMAGING, INC.
By:	/s/ JEFFREY E. YOUNG
	Name:	Jeffrey E. Young
	Title:	Chief Financial Officer
	Date:	August 7, 2013

EXHIBIT INDEX

Exhibit Number		Description
10.1	*	Credit Agreement date as of July 3, 2013, by and among Lantheus Medical Imaging Inc., Lantheus MI Intermediate Inc., Lantheus MI Real Estate, LLC, the lenders from time to time party thereto, and Well Fargo Bank, National Association collateral agent and administrative agent and as sole lead arranger, back runner and syndication agent.

10.2		Lantheus MI Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.'s Current Report on Form 8-K filed with the Commission on May 6, 2013 (file number 333-169785)).

10.3		Form of Employee Option Grant Award Agreement (incorporated by reference to Exhibit 10.2 to Lantheus Medical Imaging, Inc.'s Current Report on Form 8-K filed with the Commission on May 6, 2013 (file number 333-169785)).

10.4		Form of Non-Employee Director Option Grant Award Agreement (incorporated by reference to Exhibit 10.3 to Lantheus Medical Imaging, Inc.'s Current Report on Form 8-K filed with the Commission on May 6, 2013 (file number 333-169785)).

31.1	*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Furnished herewith.