Form 10-Q
period 2013-09-30
Lantheus Medical Imaging, Inc.
filed 2013-11-12
CIK 1500157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

        The registrant had 1,000 shares of common stock, $0.01 par value per share, issued and outstanding as of November 11, 2013.

EXPLANATORY NOTE

        The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months but is not subject to such filing requirements.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Lantheus MI Intermediate, Inc. and subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Net product revenues	$67,253	$71,163	$202,961	$207,839
License and other revenues	3,132	2,582	9,043	8,018

Total revenues	70,385	73,745	212,004	215,857
Cost of goods sold	46,664	65,114	144,524	166,275
Loss on firm purchase commitment	—	1,859	—	1,859

Total cost of goods sold	46,664	66,973	144,524	168,134

Gross profit	23,721	6,772	67,480	47,723

Operating expenses
General and administrative expenses	7,132	7,801	25,678	24,760
Sales and marketing expenses	8,476	9,257	27,266	28,165
Research and development expenses	5,893	10,511	25,428	31,282
Impairment of land	6,788	—	6,788	—
Proceeds from manufacturer	—	(800)	—	(34,614)

Total operating expenses	28,289	26,769	85,160	49,593

Operating loss	(4,568)	(19,997)	(17,680)	(1,870)
Interest expense, net	(11,035)	(10,464)	(32,323)	(31,277)
Other income (expense), net	260	(834)	894	(248)

Loss before income taxes	(15,343)	(31,295)	(49,109)	(33,395)
Provision (benefit) for income taxes	(279)	(2,574)	267	(944)

Net loss	(15,064)	(28,721)	(49,376)	(32,451)

Foreign currency translation, net of taxes	417	1,021	(1,176)	1,199

Total comprehensive loss	$(14,647)	$(27,700)	$(50,552)	$(31,252)

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$20,862	$31,595
Accounts receivable, net of allowance of $383 and $301	37,587	41,380
Inventory	17,037	18,048
Income tax receivable	437	736
Deferred tax assets	27	115
Other current assets	3,462	2,943

Total current assets	79,412	94,817
Property, plant and equipment, net	98,732	109,573
Capitalized software development costs, net	1,213	2,234
Intangibles, net	54,766	66,802
Goodwill	15,714	15,714
Deferred financing costs	10,194	11,372
Other long-term assets	22,994	22,414

Total assets	$283,025	$322,926

Liabilities and Stockholder's Deficit
Current liabilities
Line of credit	$8,000	$—
Accounts payable	19,471	18,945
Accrued expenses and other liabilities	34,511	29,689
Note payable	119	—
Deferred revenue	3,848	7,320

Total current liabilities	65,949	55,954
Asset retirement obligation	6,219	5,416
Long-term debt, net	398,984	398,822
Deferred tax liability	22	435
Other long-term liabilities	35,910	36,652

Total liabilities	507,084	497,279

Commitments and contingencies (See Note 13)
Stockholder's deficit
Common stock ($0.001 par value, 10,000 shares authorized; 1 share issued and outstanding)	—	—
Due from parent	(1,242)	(1,353)
Additional paid-in capital	3,060	2,325
Accumulated deficit	(226,036)	(176,660)
Accumulated other comprehensive income	159	1,335

Total stockholder's deficit	(224,059)	(174,353)

Total liabilities and stockholder's deficit	$283,025	$322,926

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Stockholder's Deficit

(unaudited, in thousands, except share data)

	Common Stock					Accumulated Other Comprehensive (Loss) Income
			Due from Parent	Additional Paid-in Capital	Accumulated Deficit		Total Stockholder's Deficit
	Shares	Amount
Balance at January 1, 2012	1	$—	$—	$1,085	$(134,659)	$371	$(133,203)
Net loss	—	—	—	—	(42,001)	—	(42,001)
Due from parent (See Note 14)	—	—	(1,353)	—	—	—	(1,353)
Foreign currency translation	—	—	—	—	—	964	964
Stock-based compensation	—	—	—	1,240	—	—	1,240

Balance at December 31, 2012	1	—	(1,353)	2,325	(176,660)	1,335	(174,353)
Net loss	—	—	—	—	(49,376)	—	(49,376)
Payments from parent	—	—	111	—	—	—	111
Foreign currency translation	—	—	—	—	—	(1,176)	(1,176)
Stock-based compensation	—	—	—	735	—	—	735

Balance at September 30, 2013	1	$—	$(1,242)	$3,060	$(226,036)	$159	$(224,059)

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Cash flow from operating activities
Net loss	$(49,376)	$(32,451)
Adjustments to reconcile net loss to cash flow from operating activities
Depreciation and amortization	21,694	22,286
Provision for excess and obsolete inventory	2,488	12,396
Impairment of land	6,788	—
Impairment of customer relationship intangible asset	1,034	—
Stock-based compensation	735	1,066
Deferred income taxes	(315)	(136)
Loss on firm purchase commitment	—	1,859
Other	267	880
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable	3,864	(1,747)
Other current assets	1,443	785
Inventory	(1,871)	(2,324)
Income taxes	299	(2,637)
Deferred revenue	(4,088)	1,734
Accounts payable	556	2,574
Accrued expenses and other liabilities	4,660	17,926

Cash (used in) provided by operating activities	(11,822)	22,211

Cash flows from investing activities
Capital expenditures	(3,711)	(4,900)
Purchase of certificate of deposit	—	(225)

Cash used in investing activities	(3,711)	(5,125)

Cash flows from financing activities
Payments on note payable	(1,174)	(1,375)
Proceeds from line of credit	8,000	—
Deferred financing costs	(1,188)	(198)
Payments from parent	111	44

Cash provided by (used in) financing activities	5,749	(1,529)

Effect of foreign exchange rate on cash	(949)	680

(Decrease) increase in cash and cash equivalents	(10,733)	16,237
Cash and cash equivalents, beginning of period	31,595	40,607

Cash and cash equivalents, end of period	$20,862	$56,844

Supplemental disclosure of cash flow information
Interest paid	$19,639	$19,520
Income taxes (refunded) paid, net	$(30)	$1,346
Noncash investing and financing activities
Property, plant and equipment included in accounts payable and accrued expenses and other liabilities	$809	$1,464

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

        Unless the context otherwise requires, references to the "Company," "Lantheus," "our company," "we," "us" and "our" refer to Lantheus MI Intermediate, Inc. and its direct and indirect subsidiaries, references to "Lantheus Intermediate" refer to only Lantheus MI Intermediate, Inc., the parent of Lantheus Medical Imaging, Inc., references to "Holdings" refer to Lantheus MI Holdings, Inc., the parent of Lantheus Intermediate and references to "LMI" refer to Lantheus Medical Imaging, Inc., the subsidiary of Lantheus Intermediate. Solely for convenience, we refer to trademarks, service marks and trade names without the TM, SM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted under applicable law, our rights to our trademarks, service marks and trade names.

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

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial statements for interim periods in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

1. Business Overview (Continued)

financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Form 10-K"). The Company's accounting policies are described in the "Notes to Consolidated Financial Statements" in the 2012 Form 10-K and updated, as necessary, in this Form 10-Q. There were no changes to the Company's accounting policies since December 31, 2012. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Recent Events

        The Company generated a net loss of $49.4 million during the nine months ended September 30, 2013 and had an accumulated deficit of $226.0 million at September 30, 2013. The Company currently relies on Ben Venue Laboratories ("BVL") as one of two manufacturers of DEFINITY and Cardiolite products and its sole source manufacturer of Neurolite. In July 2010, BVL temporarily shut down the facility in which it manufactures products for a number of customers, including the Company, in order to upgrade the facility to meet certain regulatory requirements. BVL resumed manufacturing DEFINITY in the second quarter of 2012 and released product to the Company at the end of the second quarter of 2012. BVL also resumed manufacturing Cardiolite products in the second quarter of 2012 and Neurolite in the third quarter of 2013.

        The Company continues to expedite a number of its technology transfer programs to secure and qualify production of its BVL-manufactured products with alternate contract manufacturer sites. In February 2013, the FDA informed the Company that the Jubilant HollisterStier ("JHS") facility was approved to manufacture DEFINITY, and the Company is now shipping JHS-manufactured DEFINITY to customers. The Company also has on-going technology transfer activities at JHS for its Cardiolite product supply and Neurolite but is not certain as to when that technology transfer will be completed and when the Company will actually receive supply of Cardiolite products and Neurolite from JHS. In the meantime, the Company also has an alternate manufacturer for a portion of its Cardiolite sales demand. The Company is also pursuing new manufacturing relationships to establish and secure additional long-term or alternative suppliers of its key products. For example, on November 12, 2013, the Company signed a five-year agreement with Pharmalucence, Inc. to become an additional supplier of DEFINITY. The Company is uncertain of the timing as to when any new supply arrangements would provide meaningful quantities of products to the Company.

        On October 3, 2013, BVL announced that it was ceasing to manufacture further new batches of the Company's products in its Bedford, Ohio facility. The Company believes that it should have sufficient product inventory of DEFINITY manufactured at JHS and Cardiolite products manufactured at its alternative manufacturer until all technology transfer programs and all necessary U.S. and international regulatory approvals for the products have been obtained. Depending upon the timing of certain international regulatory approvals in connection with the manufacture of Neurolite at JHS, Neurolite may not be available in some international markets in the latter half of 2014 until such international regulatory approvals can be obtained.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

1. Business Overview (Continued)

        During the three and nine months ended September 30, 2012, the Company received $0.8 million and $34.6 million, respectively, from BVL to compensate the Company for its business losses associated with the lack of product supply during the outage pursuant to a settlement agreement and a transition services agreement. These payments are included within operating loss as proceeds from manufacturer in the accompanying statement of comprehensive loss. During the second quarter of 2013, the Company received $0.9 million from BVL to compensate the Company for the cost of low yield and failed batches of DEFINITY and Cardiolite under a manufacturing and service contract. This payment is included within cost of goods sold in the statement of comprehensive loss for the nine months ended September 30, 2013. The Company continues to experience losses as a result of the prolonged supply disruption from BVL.

        On July 3, 2013, LMI, Lantheus Intermediate and Lantheus MI Real Estate, LLC ("Lantheus Real Estate") entered into an amended and restated revolving credit facility (the "New Facility") which replaced the previous facility (the "Old Facility"), the terms of which New Facility are more fully described in Note 10. Borrowing capacity under the New Facility is calculated by reference to a borrowing base consisting of a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus any reserves (the "Borrowing Base"). If the Company is not successful in achieving its forecasted results, the Company's accounts receivable and inventory could be negatively affected, thus reducing the Borrowing Base and limiting the Company's borrowing capacity. As of September 30, 2013, the aggregate borrowing base was approximately $37.0 million, which was reduced by (i) an outstanding $8.8 million unfunded Standby Letter of Credit and (ii) an $8.0 million outstanding loan balance, resulting in a net borrowing base availability of approximately $20.2 million.

        The Company took actions during March 2013 to substantially reduce its discretionary spending. In particular, the Company began to implement a strategic shift in how it will fund its research and development ("R&D") programs. The Company is reducing its internal R&D resources during 2013, while at the same time seeking to engage one or more strategic partners to assist in the further development and commercialization of its development candidates, including flurpiridaz F 18, 18F LMI 1195 and LMI 1174. The Company has completed its 301 trial for flurpiridaz F 18 with internal funding and is currently analyzing the data from the trial. The Company will seek to engage strategic partners to assist with the further development and possible commercialization of the agent. For the other two development candidates, 18F LMI 1195 and LMI 1174, the Company will also seek to engage strategic partners to assist with the ongoing development activities relating to these agents. Based on the Company's current operating plans, the Company believes the existing cash and cash equivalents, results of operations and availability under the New Facility will be sufficient to continue to fund the Company's liquidity requirements for at least the next twelve months.

        The Company is currently completing its annual strategic planning process, which is expected to be completed during the fourth quarter of 2013. The resulting forecast and its key assumptions, including those related to asset utilization, could result in triggering events in which certain long-lived assets and intangible assets would be assessed for recoverability. If a triggering event is identified, the Company will assess the long-lived assets or intangible assets for potential impairment.

Use of Estimates

        The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

1. Business Overview (Continued)

assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates reflected in the Company's condensed consolidated financial statements include certain judgments regarding revenue recognition, goodwill and intangible asset valuation, fixed asset valuation, inventory valuation and potential losses on purchase commitments, asset retirement obligations, income tax liabilities, deferred tax assets and liabilities, accrued expenses and stock-based compensation. Actual results could materially differ from those estimates or assumptions.

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

        Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer. The arrangement's consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value; (ii) third-party evidence of selling price; and (iii) best estimate of selling price. The best estimate of selling price reflects the Company's best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis. The consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Supply or service transactions may involve the charge of a nonrefundable initial fee with subsequent periodic payments for future products or services. The up-front fees, even if nonrefundable, are earned (and revenue is recognized) as the products and/or services are delivered and performed over the term of the arrangement.

Goodwill

        Goodwill is not amortized, but is instead tested for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that it may be impaired. The Company has elected to perform the annual test for indications of goodwill impairment as of October 31 of each year. All goodwill has been allocated to the U.S. operating segment.

        The strategic shift in how the Company funds its R&D programs significantly altered the expected future costs and revenues associated with the Company's development candidates. Accordingly, this action was deemed to be a triggering event for an evaluation of the recoverability of the Company's goodwill as of March 31, 2013. The Company performed an interim impairment test and determined that there was no goodwill impairment as of March 31, 2013. There were no events as of September 30, 2013 and December 31, 2012 that triggered an interim impairment test of goodwill.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company calculates the fair value of its reporting units using the income approach which utilizes discounted forecasted future cash flows and the market approach, which utilizes fair value multiples of comparable publicly traded companies. The discounted cash flows are based on the Company's most recent long-term financial projections and are discounted using a risk adjusted rate of return which is determined using estimates of market participant risk-adjusted weighted-average costs of capital and reflects the risks associated with achieving future cash flows. The market approach is calculated using the guideline company method, where the Company uses market multiples derived from stock prices of companies engaged in the same or similar lines of business. A combination of the two methods is utilized to derive the fair value of the business in order to decrease the inherent risk associated with each model if used independently.

3. Fair Value of Financial Instruments

        The tables below present information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

September 30, 2013 (in thousands)	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$2,130	$2,130	$—	$—
Certificates of deposit—restricted	325	—	325	—

Total	$2,455	$2,130	$325	$—

December 31, 2012 (in thousands)	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$2,004	$2,004	$—	$—
Certificates of deposit—restricted	328	—	328	—

Total	$2,332	$2,004	$328	$—

        At both September 30, 2013 and December 31, 2012, the Company has a $0.2 million certificate of deposit for which the Company's use of such cash is restricted and is included in the line item "Certificates of deposit—restricted" above. This investment is classified in other current assets on the condensed consolidated balance sheet. The remaining $0.1 million at both September 30, 2013 and December 31, 2012 represents a certificate of deposit that is collateral for a long-term lease and is included in other long-term assets on the condensed consolidated balance sheet. Certificates of deposit are classified within Level 2 of the fair value hierarchy, as these are not traded on the open market.

        At September 30, 2013, the Company had total cash and cash equivalents of $20.9 million, which included approximately $2.1 million of money market funds and $18.8 million of cash on-hand. At

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Fair Value of Financial Instruments (Continued)

December 31, 2012, the Company had total cash and cash equivalents of $31.6 million, which included approximately $2.0 million of money market funds and $29.6 million of cash on-hand.

        The estimated fair values of the Company's financial instruments, including its cash and cash equivalents, receivables, accounts payable, accrued expenses, line of credit and note payable approximate the carrying values of these instruments due to their short term nature. The estimated fair value of the debt at September 30, 2013, based on Level 2 inputs of recent market activity available to the Company, was $356.0 million compared to the face value of $400.0 million. At December 31, 2012, the estimated fair value of the debt was $380.0 million compared to the face value of $400.0 million.

        The table below presents information about the Company's assets and liabilities that are measured at fair value on a nonrecurring basis as of September 30, 2013 due to the remeasurement of assets resulting in impairment charges.

September 30, 2013 (in thousands)	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Customer relationships	$737	$—	$—	$737

Total	$737	$—	$—	$737

        During the third quarter of 2013, the Company recorded an impairment charge of $6.8 million to write down the carrying value of excess land held for sale in the U.S. segment to its fair value, less estimated costs to sell. See Note 6 for further discussion regarding the impairment charge. The fair value of land held for sale was determined using Level 3 inputs and was estimated using a market approach, based on available data for transactions in the region, discussions with real estate brokers and the asking price of comparable properties in its principal market. Unobservable inputs obtained from third parties are adjusted as necessary for the condition and attributes of the specific asset.

        During the third quarter of 2013, the Company recorded an impairment charge of $1.0 million to write down the carrying value of acquired customer relationship intangible assets in the International segment to its fair value. See Note 8 for further discussion regarding the impairment charge. The determination of the acquired customer relationship intangible assets impairment charge was based on Level 3 measurements under the fair value hierarchy. The Company utilized an income approach to calculate the discounted cash flows that would be generated by its remaining customer base. The unobservable inputs utilized by the Company included management's assumptions regarding future revenues and profitability from the remaining customers and a discount rate of 15%.

4. Income Taxes

        The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year in addition to discrete events which impact the interim period. The Company's effective tax rate differs from the U.S. statutory rate principally due to the rate impact of uncertain tax positions, valuation allowance changes and state taxes. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. The Company's tax benefit was $0.3 million and a provision of $0.3 million for the three and nine months ended September 30, 2013, respectively, compared to a tax benefit of $2.6 million and $0.9 million for the three and nine months ended September 30, 2012, respectively.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Income Taxes (Continued)

        In connection with the Company's acquisition of the medical imaging business from Bristol-Myers Squibb Company ("BMS") in 2008, the Company obtained a tax indemnification agreement with BMS related to certain tax obligations arising prior to the acquisition of the Company, for which the Company has the primary legal obligation. The tax indemnification receivable is recognized within other long-term assets. The changes in the tax indemnification asset are recognized within other income, net in the condensed consolidated statement of comprehensive loss. In accordance with the Company's accounting policy, the change in the tax liability and penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within the tax provision. Accordingly, as these reserves change, adjustments are included in the tax provision while the offsetting adjustment is included in other income (expense). Assuming that the receivable from BMS continues to be considered recoverable by the Company, there is no net effect on earnings related to these liabilities and no net cash outflows.

        The statute of limitations for the year ended December 31, 2009 U.S. tax return expired during the period ended September 30, 2013. As a result, the Company recognized the benefit associated with the reversal of uncertain tax positions of $0.8 million in the three and nine months ended September 30, 2013. The statute of limitations for the year ended December 31, 2008 U.S. tax return expired during the period ended September 30, 2012. As a result, the Company recognized the benefit associated with the reversal of uncertain tax positions of $1.3 million and taxes payable of $2.3 million in the three and nine months ended September 30, 2012. Within the next twelve months, approximately $0.4 million of unrecognized tax benefits primarily relating to transfer pricing may be recognized due to the closing of statutes of limitation.

5. Inventory

        The Company includes within current assets the amount of inventory that is estimated to be utilized within twelve months. Inventory that will be utilized after twelve months is classified within other long-term assets.

        Inventory, classified in inventory or other long-term assets, consisted of the following:

(in thousands)	September 30, 2013	December 31, 2012
Raw materials	$7,583	$7,573
Work in process	5,212	5,019
Finished goods	4,242	5,456

Inventory	17,037	18,048
Other long-term assets	2,533	2,090

Total	$19,570	$20,138

        At September 30, 2013, inventories reported as other long-term assets included $2.5 million of raw materials. At December 31, 2012, inventories reported as other long-term assets included $1.5 million of raw materials and $0.6 million of finished goods.

        The Company's Ablavar product was commercially launched in January 2010. The revenues for this product through September 30, 2013 have not been significant. At September 30, 2013 and December 31, 2012, the balances of inventory on-hand reflect approximately $3.4 million and

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

5. Inventory (Continued)

$2.8 million, respectively, of finished products and raw materials related to Ablavar. LMI has an agreement with a supplier to provide Active Pharmaceutical Ingredient and finished products for Ablavar under which LMI is required to purchase future minimum quantities through September 30, 2014. At September 30, 2013, $3.7 million is included in accounts payable and the remaining future purchase commitment under the agreement is approximately $1.8 million. The Company has a contract loss reserve of $1.3 million and $7.5 million associated with the portion of the committed purchases of Ablavar product from the Company's supplier that the Company did not believe it would sell prior to expiry at September 30, 2013 and December 31, 2012, respectively. The Company records the inventory when it takes delivery, at which time the Company assumes title and risk of loss.

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

6. Property, Plant and Equipment, net

        Property, plant and equipment consisted of the following:

(in thousands)	September 30, 2013	December 31, 2012
Land	$14,950	$22,450
Buildings	65,553	64,649
Machinery, equipment and fixtures	65,413	63,503
Construction in progress	7,423	7,331
Accumulated depreciation	(54,607)	(48,360)

Property, plant and equipment, net	$98,732	$109,573

        Depreciation expense related to property, plant and equipment was $2.3 million and $7.1 million, respectively, for the three and nine months ended September 30, 2013, as compared to $2.4 million and $7.2 million, respectively, for the three and nine months ended September 30, 2012.

        Included within machinery, equipment and fixtures are spare parts of approximately $2.6 million and $2.7 million, respectively, at September 30, 2013 and December 31, 2012. Spare parts include replacement parts relating to plant and equipment and are either recognized as an expense when consumed or re-classified and capitalized as part of the related plant and equipment and depreciated over a time period not exceeding the useful life of the related asset.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

6. Property, Plant and Equipment, net (Continued)

        The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. The Company measures the recoverability of assets to be held and used by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment equals the amount by which the carrying amount of the assets exceeds the fair value of the assets. Any impairments are recorded as permanent reductions in the carrying amount of the assets. Long-lived assets, other than goodwill and other intangible assets, that are held for sale are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell. In the second and third quarters of 2013, the Company reviewed certain long-lived assets, associated with U.S. and international operations, for recoverability and the analysis indicated that there was no impairment as of June 30, 2013 and September 30, 2013. The Company also evaluated the remaining useful lives of long-lived assets that were tested for recoverability at June 30, 2013 and September 30, 2013 and determined no revisions were required to the remaining periods of depreciation.

        Fixed assets dedicated to R&D activities, which were impacted by the recent R&D strategic shift, have a carrying value of $6.6 million as of September 30, 2013. The Company believes these fixed assets will be utilized for either internally funded ongoing R&D activities or R&D activities funded by a strategic partner. If the Company is not successful in finding a strategic partner and there are no alternative uses for these fixed assets, then they could be subject to impairment in the future.

Long-Lived Assets Held for Sale

        During the third quarter of 2013, the Company committed to a plan to sell certain of its excess land in the U.S. segment. This event qualified for held for sale accounting and the excess land was written down to its fair value, less estimated costs to sell, which is classified in other current assets on the condensed consolidated balance sheet. This resulted in a loss of $6.8 million, which is included within operating loss as impairment of land in the accompanying condensed consolidated statement of comprehensive loss. The fair value was estimated utilizing Level 3 inputs and using a market approach, based on available data for transactions in the region, discussions with real estate brokers and the asking price of comparable properties in its principal market.

        On November 8, 2013, the Company sold the excess land for net proceeds of $1.1 million.

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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. Asset Retirement Obligations (Continued)

        The following is a reconciliation of the Company's asset retirement obligations for the nine months ended September 30, 2013:

(in thousands)
Balance at January 1, 2013	$5,416
Net increase due to changes in estimated future cash flows	341
Accretion expense	462

Balance at September 30, 2013	$6,219

8. Intangibles, net

        Intangibles, net consisted of the following:

	September 30, 2013
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$25,967	$27,423	8 years	Straight-line
Customer relationships	107,427	83,169	24,258	19 years	Accelerated
Other patents	42,780	39,695	3,085	2 years	Straight-line

	$203,597	$148,831	$54,766

	December 31, 2012
(in thousands)	Cost	Accumulated amortization	Net	Weighted Average Useful Life	Amortization Method
Trademarks	$53,390	$20,743	$32,647	8 years	Straight-line
Customer relationships	114,000	83,385	30,615	19 years	Accelerated
Other patents	42,780	39,240	3,540	2 years	Straight-line

	$210,170	$143,368	$66,802

        During the third quarter of 2013, the Company was in negotiations with a new distributor for the sale of certain products within certain international geographies. This agreement was signed in October 2013 and the Company did not renew the agreements with its former distributors in these international geographies. Therefore, the Company reviewed the recoverability of certain of its customer relationship intangible assets in the International segment. The Company completed an update of its sales forecast based on current negotiations with new customers and its impact on its existing customer base. The Company, using its revised sales forecast, conducted an impairment analysis and concluded that the estimate of future undiscounted cash flows associated with the acquired customer relationships did not exceed the carrying amount of the asset and therefore, the asset would need to be written down to its fair value. In order to calculate the fair value of the acquired customer relationship intangible assets, the Company utilized Level 3 inputs to estimate the future discounted cash flows associated with remaining customers and as a result of this analysis, recorded an impairment charge of $1.0 million to adjust the carrying value to its fair value. This expense was recorded within cost of goods sold in the accompanying condensed consolidated statement of comprehensive loss for the three and nine months

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Intangibles, net (Continued)

ended September 30, 2013. The Company also evaluated the remaining useful life of its acquired customer relationship intangible assets and revised its estimate to five years on a prospective basis at September 30, 2013.

        The Company continues to monitor the recoverability of the $20.8 million branded Cardiolite trademark intangible asset due to the ongoing generic competition based on actual results and existing estimates of future undiscounted cash flows associated with the branded Cardiolite product. As of September 30, 2013, the Company tested this intangible asset for recoverability and concluded this intangible asset was recoverable by a narrow margin.

        For the three and nine months ended September 30, 2013, the Company recorded amortization expense for its intangible assets of $3.6 million and $10.8 million, respectively, as compared to $4.0 million and $12.1 million, respectively, for the prior year comparative periods.

        Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2013	$3,525
2014	12,943
2015	11,346
2016	10,655
2017	3,688
2018 and thereafter	12,609

$54,766

9. Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities are comprised of the following:

(in thousands)	September 30, 2013	December 31, 2012
Compensation and benefits	$8,710	$5,351
Accrued interest	14,650	5,040
Accrued professional fees	1,024	1,628
Research and development services	1,857	3,205
Freight, distribution and operations	2,748	3,633
Accrued loss on firm purchase commitment	1,315	7,469
Marketing expense	961	1,168
Accrued rebates, discounts and chargebacks	1,626	1,542
Accrued severance	1,176	—
Other	444	653

	$34,511	$29,689

        As of September 30, 2013 and December 31, 2012, the Company has a contract loss reserve of $1.3 million and $7.5 million, respectively, associated with the portion of the committed purchases of

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. Accrued Expenses and Other Liabilities (Continued)

Ablavar product from the Company's supplier that the Company did not believe it would sell prior to expiry.

        During March 2013, the Company took additional actions to reduce its workforce, which resulted in a $2.7 million charge to the condensed consolidated statement of comprehensive loss for severance expense during the first quarter of 2013. At September 30, 2013, $0.8 million associated with these actions is included in accrued severance.

10. Financing Arrangements

Senior Notes

        LMI has $400.0 million in aggregate principal amount of Senior Notes (the "Notes") outstanding. The Notes bear interest at a rate of 9.750% per year, payable on May 15 and November 15 of each year. The Notes mature on May 15, 2017.

Revolving Line of Credit

        As of December 31, 2012, LMI had outstanding the Old Facility with an aggregate principal amount not to exceed $42.5 million and an interest rate of LIBOR plus 3.75% or the Reference Rate (as defined in the agreement) plus 2.75%. The Old Facility also contained an unused line of credit fee of 0.75%, which was payable quarterly. At December 31, 2012, there was no outstanding balance under the Old Facility, other than the $8.8 million unfunded Standby Letter of Credit, and the aggregate borrowing capacity was $33.7 million. On July 3, 2013, LMI, Lantheus Intermediate and Lantheus Real Estate entered into the New Facility which replaced the Old Facility.

        As of September 30, 2013, LMI has a New Facility with an aggregate principal amount not to exceed $42.5 million. The revolving loans under the New Facility bear interest subject to a pricing grid based on average historical excess availability under the New Facility, with pricing based from time to time at the election of the Company at (i) LIBOR plus a spread ranging from 2.00% to 2.50% or (ii) the Reference Rate (as defined in the agreement) plus a spread ranging from 1.00% to 1.50%. The New Facility also includes an unused line fee of 0.375% or 0.5%, depending on the average unused revolving credit commitments. The New Facility expires on the earlier of (i) July 3, 2018 or (ii) if the outstanding Notes are not refinanced in full, the date that is 91 days before the maturity thereof, at which time all outstanding borrowings are due and payable.

        On August 6, 2013, the Company transferred the $8.8 million unfunded Standby Letter of Credit, which expires on February 3, 2014, to the new lender. The unfunded Standby Letter of Credit bears interest at an annual rate between 2.00% and 2.50%, which is payable quarterly, and is automatically renewed for a one year period at each anniversary date, unless the Company elects not to renew in writing within 60 days prior to such expiration.

        The New Facility is secured by a pledge of substantially all of the assets of each of the Company, LMI and Lantheus Real Estate, including each entity's accounts receivable, inventory and machinery and equipment, and is guaranteed by each of Lantheus Intermediate and Lantheus Real Estate. Borrowing capacity is determined by reference to a borrowing base, which is based on (i) a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus (ii) any reserves. As of September 30, 2013, the aggregate borrowing base was approximately $37.0 million, which was

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. Financing Arrangements (Continued)

reduced by (i) an outstanding $8.8 million unfunded Standby Letter of Credit and (ii) an $8.0 million outstanding loan balance, resulting in a net borrowing base availability of approximately $20.2 million.

        The New Facility contains affirmative and negative covenants, as well as restrictions on the ability of the Company and its subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) repay subordinated indebtedness prior to its stated maturity; (iii) pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; (iv) make certain investments; (v) sell certain assets; (vi) create liens; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and (viii) enter into certain transactions with its affiliates. The New Facility also contains customary default provisions as well as cash dominion provisions which allow the lender to sweep its accounts during the period certain specified events of default are continuing under the New Facility or excess availability under the New Facility falls below (i) the greater of $5.0 million or 15% of the then-current borrowing base for a period of more than five consecutive Business Days or (ii) $3.5 million. During a cash dominion period, the Company is required to comply with a consolidated fixed charge coverage ratio of not less than 1:00:1:00. The fixed charge coverage ratio is calculated on a consolidated basis for Lantheus Intermediate and its subsidiaries for a trailing four-fiscal quarter period basis, as (i) EBITDA minus capital expenditures minus certain restricted payments divided by (ii) interest plus taxes paid or payable in cash plus certain restricted payments made in cash plus scheduled principal payments paid or payable in cash.

        In connection with the New Facility, LMI incurred approximately $1.1 million in fees and expenses as of September 30, 2013, which are being amortized on a straight-line basis over the term of the New Facility. The Company wrote off $0.6 million of the existing unamortized deferred financing costs related to the Old Facility, which is included in interest expense in the accompanying condensed consolidated statements of comprehensive loss.

11. Stock-Based Compensation

        The Company's employees are eligible to receive awards under the Holdings 2013 Equity Incentive Plan (the "2013 Plan"). The 2013 Plan is administered by the Holdings Board of Directors and permits the granting of nonqualified stock options, stock appreciation rights (or SARs), restricted stock and restricted stock units to employees, officers, directors and consultants of Holdings or any subsidiary of Holdings (including Lantheus Intermediate and LMI). On August 5, 2013, the Holdings Board of Directors adopted a resolution providing that no further grants be made under the Holdings 2008 Equity Incentive Plan (the "2008 Plan"). At the same time, the maximum number of shares that may be issued pursuant to awards under the 2013 Plan was increased from 1,500,000 to 2,700,000. Option awards under the 2013 Plan are granted with an exercise price equal to the fair value of Holdings' stock at the date of grant, as determined by the Board of Directors of Holdings. Time based option awards vest based on time, either four or five years, and performance based option awards vest based on the performance criteria specified in the grant. All option awards have a ten year contractual term. The Company recognizes compensation costs for its time based awards on a straight-line basis equal to the vesting period. The compensation cost for performance based awards is recognized on a graded vesting basis, based on the probability of achieving the performance targets over the requisite service period for the entire award. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historic volatility of a selected peer group. Expected dividends represent the dividends expected to be issued at the date of grant. The expected term of options represents the

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

period of time that options granted are expected to be outstanding. The risk-free interest rate assumption is the U.S. Treasury rate at the date of the grant which most closely resembles the expected life of the options.

        The Company uses the following Black-Scholes inputs to determine the fair value of new stock option grants.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected volatility	36%	39%	36%	39 - 41%
Expected dividends	—	—	—	—
Expected life (in years)	6.3	5.5	5.5 - 6.3	5.5 - 6.5
Risk-free interest rate	1.7%	0.7%	0.7 - 1.7%	0.7 - 1.4%

        A summary of option activity for 2013 is presented below:

	Time Based	Performance Based	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,326,350	1,002,948	3,329,298	$3.11	5.6	$15,336,000
Options granted	1,340,177	600,000	1,940,177	6.77
Options cancelled	(214,700)	(257,655)	(472,355)	2.22
Options exercised	(583,750)	(47,768)	(631,518)	2.00
Options forfeited or expired	(93,315)	(66,201)	(159,516)	8.38

Outstanding at September 30, 2013	2,774,762	1,231,324	4,006,086	4.95	7.2	$7,240,000

Vested and expected to vest at September 30, 2013	2,688,003	1,098,282	3,786,285	4.84	7.1	$7,240,000

Exercisable at September 30, 2013	1,447,088	510,026	1,957,114	2.80	4.8	$7,240,000

        The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2013 was $2.53 and $2.45, respectively, as compared to $3.06 and $3.45 for the three and nine months ended September 30, 2012, respectively.

        During the nine months ended September 30, 2013, 631,518 stock options were exercised on a cashless basis for which 459,171 shares of Holdings common stock were issued.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

        Stock-based compensation expense for both time based and performance based awards was recognized in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Cost of goods sold	$26	$30	$56	$47
General and administrative	62	175	553	811
Sales and marketing	46	24	86	80
Research and development	38	47	40	128

Total stock-based compensation expense	$172	$276	$735	$1,066

        Stock-based compensation expense recognized in the condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2013 and 2012 are based on awards ultimately expected to vest as well as any changes in the probability of achieving certain performance features as required.

        During the nine months ended September 30, 2013, the Company recognized $134,000 of stock-based compensation expense associated with the modification of two option agreements during the second quarter of 2013. The first modification was a new option award that was granted to replace the cancellation of a portion of an existing option award that changed the exercise price. The second modification changed the exercise price and the performance condition of the original award. During the nine months ended September 30, 2012, the Company recognized $0.6 million of stock-based compensation expense associated with the modification of three option agreements, two of which were effected in the first quarter of 2012 and one in the third quarter of 2012. The modification of these awards affected the vesting terms of the awards, allowing vesting to continue beyond the last day of employment, so long as the option holders, whom are no longer employees, continue to provide services to the Company or Avista Capital Partners, the majority stockholder of the Company's ultimate parent, as applicable. The Company used the following Black-Scholes inputs to determine the fair value of stock options that were modified during the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Expected volatility	36 - 37%	30 - 36%
Expected dividends	—	—
Expected term (in years)	4.8 - 6.0	0.3 - 3.5
Risk-free interest rate	0.7 - 0.9%	0.3 - 0.8%

        Upon termination of employee services, Holdings has the right to call shares held by employees that were purchased or acquired through option exercise. As a result of this right, upon termination of service, vested stock-based awards are reclassified to liability-based awards when it is probable the employee will exercise the option and Holdings will exercise its call right. The Company did not reclassify any equity awards to liability-based awards as of September 30, 2013 and December 31, 2012, since the Company concluded it was not probable that Holdings would exercise its call right.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

        The Company did not recognize an income tax benefit for the nine months ended September 30, 2013 and 2012. As of September 30, 2013, there was approximately $4.2 million of total unrecognized compensation costs related to non-vested stock options granted under the Plans. These costs are expected to be recognized over a weighted-average remaining period of 1.9 years. In addition, performance based awards contain certain contingent features, such as change in control provisions, which allow for the vesting of previously forfeited and unvested awards. As of September 30, 2013, there was approximately $0.9 million of unrecognized compensation expense relating to these features, which could be recognized through 2018 or longer.

12. Other Income (Expense), net

        Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Foreign currency losses	$(174)	$(12)	$(180)	$(344)
Tax indemnification income (loss)	434	(882)	706	(52)
Other income	—	60	368	148

Total other income (expense), net	$260	$(834)	$894	$(248)

13. Legal Proceedings and Contingencies

        From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. In addition, the Company has in the past been, and may in the future be, subject to investigations by regulatory authorities which expose it to greater risks associated with litigation, regulatory or other proceedings, as a result of which the Company could be required to pay significant fines or penalties. The outcome of litigation, regulatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. As of September 30, 2013, the Company had no material on-going litigation in which the Company was a defendant or any material on-going regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

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

14. Related Party Transactions

        At September 30, 2013 and December 31, 2012, LMI had outstanding receivables from Holdings in the amount of $1.2 million and $1.3 million, respectively, which was included in due from parent within stockholder's deficit.

        In the third quarter of 2012, the Company entered into a Master Contract Research Organization Services Agreement with INC Research, LLC ("INC") to provide clinical development services in connection with the flurpiridaz F 18 Phase III program. The agreement has a term of five years and the Company incurred costs associated with this agreement totaling $0.5 million in the nine months ended September 30, 2013. No costs were incurred in the three months ended September 30, 2013. During the three and nine months ended September 30, 2012, the Company incurred costs associated with this agreement totaling $0.2 million. Avista Capital Partners and its affiliate are principal owners of both INC and the Company. At December 31, 2012, $0.5 million was included in accounts payable and accrued expenses. There was no balance outstanding at September 30, 2013.

        Avista, the majority shareholder of LMI Holdings, provides certain advisory services to the Company pursuant to an advisory services and monitoring agreement. The Company is required to pay an annual fee of $1.0 million and other reasonable and customary advisory fees, as applicable, paid on a quarterly basis. The initial term of the agreement is seven years. Upon termination, all remaining amounts owed under the agreement shall become due immediately. During the three and nine months ended September 30, 2013, the Company incurred costs associated with this agreement totaling $0.3 million and $0.8 million, respectively. During the three and nine months ended September 30, 2012, the Company incurred costs associated with this agreement totaling $0.3 million and $0.8 million respectively. At both September 30, 2013 and December 31, 2012, $20,000 was included in accrued expenses.

        The Company purchases inventory supplies from VWR Scientific ("VWR"). Avista Capital Partners and certain affiliates are principal owners of both VWR and the Company. The Company made purchases of $0.1 million and $0.2 million during the three and nine months ended September 30, 2013, respectively. The Company made purchases of $0.1 million and $0.2 million during the three and nine months ended September 30, 2012, respectively. At September 30, 2013 and December 31, 2012, $8,000 and $19,000, respectively, was included in accounts payable.

        At both September 30, 2013 and December 31, 2012, the Company had $0.1 million due from an officer of the Company included in accounts receivable, net. These amounts represent federal and state tax withholdings paid by the Company on behalf of the officer.

15. Segment Information

        The Company reports two operating segments, U.S. and International, based on geographic customer base. The results of these operating segments are regularly reviewed by our chief operating decision maker, the President and Chief Executive Officer. The Company's segments derive revenues through the manufacturing, marketing, selling and distribution of medical imaging products, focused primarily on cardiovascular diagnostic imaging. The U.S. segment comprises 73.9% and 74.8% of

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

15. Segment Information (Continued)

consolidated revenues for the three and nine months ended September 30, 2013, respectively, as compared to 74.7% and 71.8% for the prior year comparative periods and 89.0% and 86.7% of consolidated assets at September 30, 2013 and December 31, 2012, respectively. All goodwill has been allocated to the U.S. operating segment.

        Selected information for each business segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
U.S.	$56,407	$60,108	$174,167	$169,297
International	18,381	18,672	53,514	60,918

Total revenue, including inter-segment	74,788	78,780	227,681	230,215
Less inter-segment revenue	(4,403)	(5,035)	(15,677)	(14,358)

	$70,385	$73,745	$212,004	$215,857

Revenues from external customers
U.S.	$52,004	$55,073	$158,490	$154,939
International	18,381	18,672	53,514	60,918

	$70,385	$73,745	$212,004	$215,857

Operating loss
U.S.	$(5,116)	$(21,580)	$(18,414)	$(12,291)
International	(54)	1,848	913	9,634

Total operating loss, including inter-segment	(5,170)	(19,732)	(17,501)	(2,657)
Inter-segment operating income (loss)	602	(265)	(179)	787

Operating loss	(4,568)	(19,997)	(17,680)	(1,870)
Interest expense, net	(11,035)	(10,464)	(32,323)	(31,277)
Other income (expense), net	260	(834)	894	(248)

Loss before income taxes	$(15,343)	$(31,295)	$(49,109)	$(33,395)

	September 30, 2013	December 31, 2012
Total Assets
U.S.	$251,816	$279,808
International	31,209	43,118

	$283,025	$322,926

16. Guarantor Financial Information

        The Notes, issued by LMI, are guaranteed by Lantheus Intermediate (the "Parent Guarantor") and Lantheus Real Estate, one of Lantheus Intermediate's wholly-owned consolidated subsidiaries (the "Guarantor Subsidiary"). The guarantees are full and unconditional and joint and several. The

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Guarantor Financial Information (Continued)

following supplemental financial information sets forth, on a condensed consolidating basis, balance sheet information as of September 30, 2013 and December 31, 2012, comprehensive (loss) income information for the three and nine months ended September 30, 2013 and 2012 and cash flow information for the nine months ended September 30, 2013 and 2012 for Lantheus Intermediate, LMI, the Guarantor Subsidiary and Lantheus Intermediate's other wholly-owned subsidiaries (the "Non-Guarantor Subsidiaries"). The condensed consolidating financial statements have been prepared on the same basis as the condensed consolidated financial statements of Lantheus Intermediate. The equity method of accounting is followed within this financial information.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Guarantor Financial Information (Continued)

Condensed Consolidating Balance Sheet Information
September 30, 2013

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$13,132	$—	$7,730	$—	$20,862
Accounts receivable, net	—	26,540	—	11,047	—	37,587
Intercompany accounts receivable	—	2,541	—	—	(2,541)	—
Inventory	—	14,842	—	2,195	—	17,037
Income tax receivable	—	456	—	(19)	—	437
Deferred tax assets	—	—	—	27	—	27
Other current assets	—	2,494	712	256	—	3,462

Total current assets	—	60,005	712	21,236	(2,541)	79,412
Property, plant and equipment, net	—	76,641	15,635	6,456	—	98,732
Capitalized software development costs, net	—	1,210	—	3	—	1,213
Intangibles, net	—	50,551	—	4,215	—	54,766
Goodwill	—	15,714	—	—	—	15,714
Deferred financing costs	—	10,194	—	—	—	10,194
Investment in subsidiaries	(224,059)	42,526	—	—	181,533	—
Intercompany note receivable	—	—	—	2,249	(2,249)	—
Other long-term assets	—	22,781	—	213	—	22,994

Total assets	$(224,059)	$279,622	$16,347	$34,372	$176,743	$283,025

Liabilities and (deficit) equity
Current liabilities
Line of credit	$—	$8,000	$—	$—	$—	$8,000
Accounts payable	—	17,406	—	2,065	—	19,471
Intercompany accounts payable	—	—	—	2,541	(2,541)	—
Accrued expenses and other liabilities	—	31,377	—	3,134	—	34,511
Note payable	—	119	—	—	—	119
Deferred revenue	—	3,848	—	—	—	3,848

Total current liabilities	—	60,750	—	7,740	(2,541)	65,949
Asset retirement obligation	—	6,052	—	167	—	6,219
Long-term debt, net	—	398,984	—	—	—	398,984
Deferred tax liability	—	—	—	22	—	22
Intercompany note payable	—	2,249	—	—	(2,249)	—
Other long-term liabilities	—	35,646	—	264	—	35,910

Total liabilities	—	503,681	—	8,193	(4,790)	507,084
(Deficit) equity	(224,059)	(224,059)	16,347	26,179	181,533	(224,059)

Total liabilities and (deficit) equity	$(224,059)	$279,622	$16,347	$34,372	$176,743	$283,025

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

Liabilities and (deficit) equity
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

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income
Three Months Ended September 30, 2013

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$56,284	$—	$15,372	$(4,403)	$67,253
License and other revenues	—	3,132	—	—	—	3,132

Total revenues	—	59,416	—	15,372	(4,403)	70,385
Cost of goods sold	—	35,859	—	15,208	(4,403)	46,664

Gross profit	—	23,557	—	164	—	23,721

Operating expenses
General and administrative expenses	—	6,585	20	527	—	7,132
Sales and marketing expenses	—	7,641	—	835	—	8,476
Research and development expenses	—	5,779	—	114	—	5,893
Impairment of land	—	—	6,788	—	—	6,788

Operating income (loss)	—	3,552	(6,808)	(1,312)	—	(4,568)
Interest expense, net	—	(11,083)	—	48	—	(11,035)
Other income (expense), net	—	409	—	(149)	—	260
Equity in earnings (losses) of affiliates	(15,064)	(8,197)	—	—	23,261	—

Income (loss) before income taxes	(15,064)	(15,319)	(6,808)	(1,413)	23,261	(15,343)
Provision (benefit) for income taxes	—	(255)	—	(24)	—	(279)

Net income (loss)	(15,064)	(15,064)	(6,808)	(1,389)	23,261	(15,064)

Foreign currency translation, net of taxes	—	—	—	417	—	417
Equity in other comprehensive income (loss) of subsidiaries	417	417	—	—	(834)	—

Total comprehensive (loss) income	$(14,647)	$(14,647)	$(6,808)	$(972)	$22,427	$(14,647)

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income
Three Months Ended September 30, 2012

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$59,551	$—	$16,646	$(5,034)	$71,163
License and other revenues	—	2,582	—	—	—	2,582

Total revenues	—	62,133	—	16,646	(5,034)	73,745
Cost of goods sold	—	55,301	—	14,847	(5,034)	65,114
Loss on firm purchase commitment	—	1,859	—	—	—	1,859

Total cost of goods sold	—	57,160	—	14,847	(5,034)	66,973

Gross profit	—	4,973	—	1,799	—	6,772

Operating expenses
General and administrative expenses	—	7,253	20	528	—	7,801
Sales and marketing expenses	—	8,585	—	672	—	9,257
Research and development expenses	—	10,484	—	27	—	10,511
Proceeds from manufacturer	—	(800)	—	—	—	(800)

Operating income (loss)	—	(20,549)	(20)	572	—	(19,997)
Interest expense, net	—	(10,509)	—	45	—	(10,464)
Other expense, net	—	(830)	—	(4)	—	(834)
Equity in earnings (losses) of affiliates	(28,721)	382	—	—	28,339	—

Income (loss) before income taxes	(28,721)	(31,506)	(20)	613	28,339	(31,295)
Provision (benefit) for income taxes	—	(2,785)	—	211	—	(2,574)

Net income (loss)	(28,721)	(28,721)	(20)	402	28,339	(28,721)

Foreign currency translation, net of taxes	—	—	—	1,021	—	1,021
Equity in other comprehensive income (loss) of subsidiaries	1,021	1,021	—	—	(2,042)	—

Total comprehensive (loss) income	$(27,700)	$(27,700)	$(20)	$1,423	$26,297	$(27,700)

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income
Nine Months Ended September 30, 2013

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$171,410	$—	$47,228	$(15,677)	$202,961
License and other revenues	—	9,043	—	—	—	9,043

Total revenues	—	180,453	—	47,228	(15,677)	212,004
Cost of goods sold	—	115,962	—	44,239	(15,677)	144,524

Gross profit	—	64,491	—	2,989	—	67,480

Operating expenses
General and administrative expenses	—	23,844	60	1,774	—	25,678
Sales and marketing expenses	—	24,564	—	2,702	—	27,266
Research and development expenses	—	25,200	—	228	—	25,428
Impairment of land	—	—	6,788	—	—	6,788

Operating loss	—	(9,117)	(6,848)	(1,715)	—	(17,680)
Interest expense, net	—	(32,458)	—	135	—	(32,323)
Other income (expense), net	—	1,039	—	(145)	—	894
Equity in earnings (losses) of affiliates	(49,376)	(8,552)	—	—	57,928	—

Income (loss) before income taxes	(49,376)	(49,088)	(6,848)	(1,725)	57,928	(49,109)
Provision (benefit) for income taxes	—	288	—	(21)	—	267

Net income (loss)	(49,376)	(49,376)	(6,848)	(1,704)	57,928	(49,376)

Foreign currency translation, net of taxes	—	—	—	(1,176)	—	(1,176)
Equity in other comprehensive income (loss) of subsidiaries	(1,176)	(1,176)	—	—	2,352	—

Total comprehensive (loss) income	$(50,552)	$(50,552)	$(6,848)	$(2,880)	$60,280	$(50,552)

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income
Nine Months Ended September 30, 2012

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net product revenues	$—	$171,593	$—	$50,604	$(14,358)	$207,839
License and other revenues	—	8,018	—	—	—	8,018

Total revenues	—	179,611	—	50,604	(14,358)	215,857
Cost of goods sold	—	135,899	—	44,734	(14,358)	166,275
Loss on firm purchase commitment	—	1,859	—	—	—	1,859

Cost of goods sold	—	137,758	—	44,734	(14,358)	168,134

Gross profit	—	41,853	—	5,870	—	47,723

Operating expenses
General and administrative expenses	—	23,039	60	1,661	—	24,760
Sales and marketing expenses	—	25,580	—	2,585	—	28,165
Research and development expenses	—	31,167	—	115	—	31,282
Proceeds from manufacturer	—	(34,614)	—	—	—	(34,614)

Operating income (loss)	—	(3,319)	(60)	1,509	—	(1,870)
Interest expense, net	—	(31,475)	—	198	—	(31,277)
Other expense, net	—	(175)	—	(73)	—	(248)
Equity in earnings (losses) of affiliates	(32,451)	1,252	—	—	31,199	—

Income (loss) before income taxes	(32,451)	(33,717)	(60)	1,634	31,199	(33,395)
Provision (benefit) for income taxes	—	(1,266)	—	322	—	(944)

Net income (loss)	(32,451)	(32,451)	(60)	1,312	31,199	(32,451)

Foreign currency translation, net of taxes	—	200	—	999	—	1,199
Equity in other comprehensive income (loss) of subsidiaries	1,199	999	—	—	(2,198)	—

Total comprehensive (loss) income	$(31,252)	$(31,252)	$(60)	$2,311	$29,001	$(31,252)

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information
Nine Months Ended September 30, 2013

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by (used in) operating activities	$—	$(13,054)	$—	$2,970	$(1,738)	$(11,822)

Cash flows from investing activities
Capital expenditures	—	(3,621)	—	(90)	—	(3,711)
Proceeds from dividend	—	4,174	—	—	(4,174)	—

Cash provided by (used in) investing activities	—	553	—	(90)	(4,174)	(3,711)

Cash flows from financing activities
Payments on note payable	—	(1,174)	—	—	—	(1,174)
Proceeds from line of credit	—	8,000	—	—	—	8,000
Payments of deferred financing costs	—	(1,188)	—	—	—	(1,188)
Payments from parent	—	111	—	—	—	111
Intercompany note	—	2,249	—	(2,249)	—	—
Payment of dividend	—	—	—	(5,912)	5,912	—

Cash provided by (used in) financing activities	—	7,998	—	(8,161)	5,912	5,749

Effect of foreign exchange rate on cash	—	—	—	(949)	—	(949)

Decrease in cash and cash equivalents	—	(4,503)	—	(6,230)	—	(10,733)
Cash and cash equivalents, beginning of period	—	17,635	—	13,960	—	31,595

Cash and cash equivalents, end of period	$—	$13,132	$—	$7,730	$—	$20,862

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Information
Nine Months Ended September 30, 2012

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$—	$22,111	$—	$4,823	$(4,723)	$22,211

Cash flows from investing activities
Capital expenditures	—	(4,452)	—	(448)	—	(4,900)
Purchase of certificate of deposit	—	(225)	—	—	—	(225)

Cash used in investing activities	—	(4,677)	—	(448)	—	(5,125)

Cash flows from financing activities
Payments on note payable	—	(1,375)	—	—	—	(1,375)
Payments of deferred financing costs	—	(198)	—	—	—	(198)
Payments from parent	—	44	—	—	—	44
Payment of dividend	—	—	—	(4,723)	4,723	—

Cash used in financing activities	—	(1,529)	—	(4,723)	4,723	(1,529)

Effect of foreign exchange rate on cash	—	—	—	680	—	680

Increase in cash and cash equivalents	—	15,905	—	332	—	16,237
Cash and cash equivalents, beginning of period	—	20,474	—	20,133	—	40,607

Cash and cash equivalents, end of period	$—	$36,379	$—	$20,465	$—	$56,844

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

        Some of the statements contained in this quarterly report are forward-looking statements. Such forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and include words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "should," "predicts," "hopes" and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our liquidity, including our belief that our existing cash, cash equivalents, anticipated revenues and availability under a revolving line of credit are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months; (ii) our outlook and expectations including, without limitation, in connection with continued market expansion and penetration for our commercial products, particularly DEFINITY; (iii) expected new product launch dates and market exclusivity periods; and (iv) outlook and expectations related to product manufactured at Ben Venue Laboratories, Inc., or BVL and Jubilant HollisterStier, or JHS. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this quarterly report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

  •
  our dependence upon third parties for the manufacture and supply of a substantial portion of our products;

  •
  risks associated with the manufacturing and distribution of our products and the regulatory requirements related thereto, including, with BVL ceasing to manufacture further new batches of our products, the risk that we will not have sufficient quantities of product to allow us to avoid stock-outs or shortfalls as we continue to transition to JHS as our future sole source manufacturer of DEFINITY and Neurolite in 2014 as well as a future manufacturer of Cardiolite;

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

  •
  risks associated with our lead clinical candidate, flurpiridaz F 18, including our ability to:

  •
  successfully complete our Phase 3 clinical program with the recently-announced results of our first Phase 3 trial, see "Research and Development";

  •
  attract strategic partners for the further development and possible commercialization of the agent;

  •
  obtain U.S. Food and Drug Administration ("FDA") approval; and

  •
  gain post-approval market acceptance and adequate reimbursement;

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

Our Products

        Our principal products include DEFINITY, an ultrasound contrast agent; TechneLite, a generator used to provide the radioisotope to radiolabel Cardiolite and other radiopharmaceuticals; Cardiolite, a myocardial perfusion imaging agent; and Xenon, a radiopharmaceutical inhaled gas used to assess pulmonary function and evaluate blood flow, particularly in the lungs. We launched DEFINITY in 2001 and it is currently patent protected in the United States until 2021 and in numerous foreign jurisdictions until 2019. Cardiolite was approved by the FDA in 1990, and its market exclusivity expired in July 2008.

        In the United States, our nuclear imaging products, including TechneLite and Cardiolite, are primarily distributed through over 350 radiopharmacies that are controlled by or associated with Cardinal, UPPI, GE Healthcare and Triad. A small portion of our nuclear imaging product sales in the United States are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical capabilities. Sales of our contrast agent, DEFINITY, are made through our direct sales force. At September 30, 2013, we had approximately 78 sales people in the United States. Outside the United States, we own five radiopharmacies in Canada and two radiopharmacies in each of Puerto Rico and Australia. We also maintain a direct sales force in each of these countries. In the rest of the world, we rely on third-party distributors to market, distribute and sell our nuclear imaging and contrast agent products, either on a country-by-country basis or on a multi-country regional basis.

        The following table sets forth our revenue derived from our principal products:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2013	%	2012	%	2013	%	2012	%
DEFINITY	$20,161	28.6	$13,936	18.9	$55,932	26.4	$36,783	17.0
TechneLite	22,422	31.9	28,839	39.1	70,103	33.1	86,447	40.1
Cardiolite	4,640	6.6	9,388	12.7	20,739	9.8	25,610	11.9
Xenon	8,182	11.6	7,566	10.3	24,151	11.4	22,528	10.4
Other	11,848	16.9	11,434	15.5	32,036	15.0	36,471	16.9

Net product revenues	67,253	95.6	71,163	96.5	202,961	95.7	207,839	96.3
License and other revenues	3,132	4.4	2,582	3.5	9,043	4.3	8,018	3.7

Total revenues	$70,385	100.0	$73,745	100.0	$212,004	100.0	$215,857	100.0

        Included in Cardiolite revenue are sales of branded Cardiolite and generic sestamibi, some of which we produce and some of which we procure from third parties.

Executive Overview

        Our results in the three and nine months ended September 30, 2013 reflect the following:

  •
  increased revenues and segment penetration for DEFINITY in the suboptimal echocardiogram segment as a result of sustained availability of product supply from BVL and JHS;

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

  •
  under-absorption of manufacturing overhead due to the continued supply challenges with BVL, including slower production and low lot yields;

  •
  the impact of certain cost savings actions taken in March 2013 as we continue to implement a strategic shift in how we will fund our research and development ("R&D") programs;

  •
  lower material costs incurred for the production of TechneLite;

  •
  an impairment charge on certain excess land held for sale; and

  •
  an impairment charge on acquired customer relationship intangible assets.

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Revenues
Net product revenues	$67,253	$71,163	$202,961	$207,839
License and other revenues	3,132	2,582	9,043	8,018

Total revenues	70,385	73,745	212,004	215,857
Cost of goods sold	46,664	65,114	144,524	166,275
Loss on firm purchase commitment	—	1,859	—	1,859

Total cost of goods sold	46,664	66,973	144,524	168,134

Gross profit	23,721	6,772	67,480	47,723

Operating expenses
General and administrative expenses	7,132	7,801	25,678	24,760
Sales and marketing expenses	8,476	9,257	27,266	28,165
Research and development expenses	5,893	10,511	25,428	31,282
Impairment of land	6,788	—	6,788	—
Proceeds from manufacturer	—	(800)	—	(34,614)

Total operating expenses	28,289	26,769	85,160	49,593

Operating loss	(4,568)	(19,997)	(17,680)	(1,870)
Interest expense, net	(11,035)	(10,464)	(32,323)	(31,277)
Other income (expense), net	260	(834)	894	(248)

Loss before income taxes	(15,343)	(31,295)	(49,109)	(33,395)
Provision (benefit) for income taxes	(279)	(2,574)	267	(944)

Net loss	(15,064)	(28,721)	(49,376)	(32,451)

Foreign currency translation, net of taxes	417	1,021	(1,176)	1,199

Total comprehensive loss	$(14,647)	$(27,700)	$(50,552)	$(31,252)

Revenues

        Revenues are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
United States
DEFINITY	$19,758	$13,501	$54,796	$35,949
TechneLite	19,351	25,575	61,064	76,270
Cardiolite	462	4,647	7,324	9,138
Xenon	8,173	7,556	24,117	22,505
Other currently marketed products	1,128	1,212	2,146	3,066

Total U.S. product revenue	48,872	52,491	149,447	146,928
License and other revenues	3,132	2,582	9,043	8,011

Total U.S. revenues	$52,004	$55,073	$158,490	$154,939

International
DEFINITY	$403	$435	$1,136	$834
TechneLite	3,071	3,264	9,039	10,177
Cardiolite	4,178	4,741	13,415	16,472
Xenon	9	10	34	23
Other currently marketed products	10,720	10,222	29,890	33,405

Total International product revenue	18,381	18,672	53,514	60,911
License and other revenues	—	—	—	7

Total International revenues	$18,381	$18,672	$53,514	$60,918

Product revenue	67,253	71,163	202,961	207,839
License and other revenue	3,132	2,582	9,043	8,018

Total revenue	$70,385	$73,745	$212,004	$215,857

        Total revenues decreased $3.4 million, or 4.6%, to $70.4 million in the three months ended September 30, 2013, as compared to $73.7 million in the three months ended September 30, 2012. U.S. segment revenue decreased $3.1 million, or 5.6%, to $52.0 million in the three months ended September 30, 2013, as compared to $55.1 million in the prior year period. The International segment revenues decreased $0.3 million, or 1.6%, to $18.4 million in the three months ended September 30, 2013, as compared to $18.7 million in the prior year period.

        Total revenues decreased $3.9 million, or 1.8%, to $212.0 million in the nine months ended September 30, 2013, as compared to $215.9 million in the nine months ended September 30, 2012. U.S. segment revenue increased $3.6 million, or 2.3%, to $158.5 million in the nine months ended September 30, 2013, as compared to $154.9 million in the prior year period. The International segment revenues decreased $7.4 million, or 12.2%, to $53.5 million in the nine months ended September 30, 2013, as compared to $60.9 million in the prior year period.

        The decrease in U.S. segment revenue for the three months ended September 30, 2013, as compared to the prior year period is driven by a $6.2 million decrease in TechneLite revenues as a result of the following: (i) a contract that took effect at the beginning of 2013 with a significant customer that reduced unit pricing, resulting in lower revenues of $4.9 million as compared to the prior year period; and (ii) a decline in a significant customer's market share and share to us resulted in lower revenues of $2.2 million, offset by higher share volume with certain customer segment resulting in a $1.3 million increase in sales over the prior year period. Additionally, Cardiolite revenues were

$4.2 million lower than the prior period as a result of a contract with a significant customer that reduced unit pricing and volume commitments. Offsetting these decreases, in part, was a $6.3 million increase in DEFINITY revenue given product supply shortages in the prior year period. Xenon revenue increased $0.6 million over the prior year due to price increases. The return of Neurolite increased U.S. segment revenue $0.7 million over the prior year.

        The increase in U.S. segment revenue for the nine months ended September 30, 2013, as compared to the prior year period is driven by an $18.8 million increase in DEFINITY revenue given product supply shortages that impacted the prior year period. Offsetting these increases was a decrease in TechneLite revenues of $15.2 million over the prior period as a result of the following: (i) a contract that took effect at the beginning of 2013 with a significant customer that reduced unit pricing, resulting in lower revenues of $12.4 million as compared to the prior year period; and (ii) a decline in a significant customer's market share and share to us resulted in lower revenues of $3.8 million, (iii) loss of a customer resulting in lower revenue of $1.3 million and (iv) offset by higher share volume with certain customer segment resulting in a $2.8 million increase in sales over the prior year period.

        The decrease in the International segment revenue for the three months ended September 30, 2013, as compared to the prior year period, is primarily due to a decrease in Cardiolite sales and unfavorable foreign exchange impact in the Australian, Canadian and Japan markets. These decreases were offset by a $0.5 million increase in other marketed products due to the availability of Neurolite.

        The decrease in the International segment revenue for the nine months ended September 30, 2013, as compared to the prior year period, is primarily due to a $3.5 million decrease in other marketed products. This decrease is the result of a new contract with an existing customer, which altered the timing of shipments and reflected lower selling price, as well as an unfavorable foreign exchange impact in the amount $1.2 million for the nine month period ending September 30, 2013 versus the prior year. Cardiolite sales decreased by $3.0 million due to competitive pressures in international entities, lack of approved product to sell in Europe as well as unfavorable foreign exchange. TechneLite sales decreased by $1.1 million due to reduced selling prices in Canada, lower sales volume in the Latin America and Asia Pacific markets as well as an unfavorable foreign exchange. Overall, total unfavorable foreign exchange totaled $1.8 million when compared to prior period.

Rebates, Discounts and Allowances

        Estimates for rebates and allowances represent our estimated obligations under contractual arrangements with third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction to product revenue and the establishment of a liability which is included in accrued expenses and other current liabilities. These rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs for certain products, administration fees of group purchasing organizations and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third party's buying patterns and the resulting applicable contractual rebate or commission rate(s) to be earned over a contractual period.

        Revenue reserves are categorized as rebates or allowances. An analysis of the amount of, and change in, reserves is summarized as follows:

(dollars in thousands)	Rebates	Allowances	Total
Balance, as of January 1, 2012	$1,356	$33	$1,389
Current provisions relating to revenues in current year	3,224	291	3,515
Adjustments relating to prior years' estimate	(145)	—	(145)
Payments/credits relating to revenues in current year	(2,232)	(223)	(2,455)
Payments/credits relating to revenues in prior years	(661)	(35)	(696)

Balance, as of December 31, 2012	1,542	66	1,608
Current provisions relating to revenues in current year	3,360	181	3,541
Adjustments relating to prior years' estimate	5	—	5
Payments/credits relating to revenues in current year	(2,297)	(162)	(2,459)
Payments/credits relating to revenues in prior years	(983)	(69)	(1,052)

Balance, as of September 30, 2013	$1,627	$16	$1,643

        Sales rebates and other accruals were approximately $1.6 million and $1.5 million at September 30, 2013 and December 31, 2012, respectively. The increase in rebate provisions as compared to 2012 is primarily related to the increase in DEFINITY revenues.

Costs of Goods Sold

        Cost of goods sold consists of manufacturing, distribution, definite lived intangible asset amortization and other costs related to our commercial products. In addition, it includes the write off of excess and obsolete inventory.

        Cost of goods sold is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
United States	$31,337	$52,546	$101,357	$125,488
International	15,327	14,427	43,167	42,646

Total Cost of Goods Sold	$46,664	$66,973	$144,524	$168,134

        Total cost of goods sold decreased $20.3 million, or 30.3%, to $46.7 million in the three months ended September 30, 2013, as compared to $67.0 million in the three months ended September 30, 2012. U.S. segment cost of goods sold decreased approximately $21.2 million, or 40.4%, to $31.3 million in the three months ended September 30, 2013, as compared to $52.5 million in the prior year period. For the three months ended September 30, 2013, the International segment cost of goods sold increased $0.9 million, or 6.2%, to $15.3 million, as compared to $14.4 million in the prior year period.

        Total cost of goods sold decreased $23.6 million, or 14.0%, to $144.5 million in the nine months ended September 30, 2013, as compared to $168.1 million in the nine months ended September 30, 2012. U.S. segment cost of goods sold decreased approximately $24.1 million, or 19.2%, to $101.4 million in the nine months ended September 30, 2013, as compared to $125.5 million in the prior year period. For the nine months ended September 30, 2013, the International segment cost of goods sold increased $0.5 million, or 1.2%, to $43.2 million, as compared to $42.7 million in the prior year period.

        The decrease in the U.S. segment cost of goods sold for the three months ended September 30, 2013 over the prior year period is primarily due to a $12.5 million prior year write-off associated with the portion of the committed purchases of Ablavar product that we did not believe we would sell prior to expiry. We incurred lower cost of goods sold of $5.6 million for TechneLite over the prior period primarily due to lower material cost and lower unit volumes. Additionally, technology transfer costs decreased by approximately $1.4 million related to JHS becoming an approved manufacturing site for DEFINITY by the FDA during 2013.

        The decrease in the U.S. segment cost of goods sold for the nine months ended September 30, 2013 over the prior year period is primarily due to a $12.5 million prior year write-off associated with the portion of the committed purchases of Ablavar product that we did not believe we would sell prior to expiry. We incurred lower cost of goods sold of $10.2 million for TechneLite over the prior period primarily due to lower material cost and lower unit volumes. Additionally, technology transfer costs decreased by approximately $4.0 million related to JHS becoming an approved manufacturing site for DEFINITY by the FDA during 2013. Offsetting these decreases was an increase in DEFINITY cost of goods sold of approximately $4.3 million primarily driven by an increase in units sold.

        The increase in the International segment cost of goods sold for the three and nine months ended September 30, 2013 was primarily due to an impairment of acquired customer relationship intangible assets of approximately $1.0 million.

Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
United States	$20,668	$2,526	$57,134	$29,450
International	3,053	4,246	10,346	18,273

Total Gross Profit	$23,721	$6,772	$67,480	$47,723

        Total gross profit increased $16.9 million, or 250.3%, to $23.7 million in the three months ended September 30, 2013, as compared to $6.8 million in the three months ended September 30, 2012. U.S. segment gross profit increased $18.1 million, or 718.3%, to $20.7 million in the three months ended September 30, 2013, as compared to $2.5 million in the prior year period. For the three months ended September 30, 2013, the International segment gross profit decreased $1.2 million, or 28.1%, to $3.1 million, as compared to $4.2 million in the prior year period.

        Total gross profit increased $19.8 million, or 41.4%, to $67.5 million in the nine months ended September 30, 2013, as compared to $47.7 million in the nine months ended September 30, 2012. U.S. segment gross profit increased $27.7 million, or 94.0%, to $57.1 million in the nine months ended September 30, 2013, as compared to $29.4 million in the prior year period. For the nine months ended September 30, 2013, the International segment gross profit decreased $7.9 million, or 43.4%, to $10.3 million, as compared to $18.3 million in the prior year period.

        The increase in the U.S. segment gross profit for the three months ended September 30, 2013 over the prior year period is primarily due to a prior period write off of approximately $12.5 million related to Ablavar. DEFINITY gross profit increased by approximately $6.3 million primarily due to an increase in sales volume and lower technology transfer costs of $1.4 million. The decreases in TechneLite material costs were largely offset by reduced unit pricing. Offsetting these increases in gross profit were lower Cardiolite volume and lower unit pricing that largely contributed to lower gross profit of this product line of $2.2 million.

        The increase in the U.S. segment gross profit for the nine months ended September 30, 2013 over the prior year period is primarily due to higher DEFINITY gross profit of approximately $18.5 million primarily due to an increase in sales volume and due to lower technology transfer costs of $4.0 million.

In addition, gross profit improved as compared to the prior year due to a prior period write off of approximately $12.5 million related to Ablavar. TechneLite gross profit decreased approximately $5.0 million over the prior period as the decreases in TechneLite material costs were largely offset by reduced unit pricing.

        The decrease in the International segment gross profit for the three months ended September 30, 2013 was primarily due to an impairment of acquired customer relationship intangible assets.

        The decrease in the International segment gross profit for the nine months ended September 30, 2013 is primarily due to a new contract with an existing customer, which altered the timing of shipments and reflected lower selling price, changes in foreign exchange rates, reduced selling price on Cardiolite products and an impairment of acquired customer relationship intangible assets.

General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
United States	$6,605	$7,273	$23,904	$23,099
International	527	528	1,774	1,661

Total General and Administrative	$7,132	$7,801	$25,678	$24,760

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

        Total general and administrative expenses decreased approximately $0.7 million, or 8.6%, to $7.1 million in the three months ended September 30, 2013, as compared to $7.8 million in the three months ended September 30, 2012. In the U.S. segment, general and administrative expenses decreased $0.7 million, or 9.2%, to $6.6 million in the three months ended September 30, 2013, as compared to $7.3 million in the prior year period. For the three months ended September 30, 2013, general and administrative expenses in the International segment remained flat at $0.5 million.

        Total general and administrative expenses increased approximately $0.9 million, or 3.7%, to $25.7 million in the nine months ended September 30, 2013, as compared to $24.8 million in the nine months ended September 30, 2012. In the U.S. segment, general and administrative expenses increased $0.8 million, or 3.5%, to $23.9 million in the nine months ended September 30, 2013, as compared to $23.1 million in the prior year period. For the nine months ended September 30, 2013, general and administrative expenses in the International segment increased $0.1 million or 6.8%, to $1.8 million as compared to $1.7 million in the prior year period.

        The decrease in the U.S. segment general and administrative expenses for the three months ended September 30, 2013 over the prior year period was due to cost saving initiatives including the renegotiation of certain information technology related contracts as support provided by certain vendors was reduced, reduced legal expense due to a reduction in rates and reduced amount of services in the current period, as well as lower audit fees. In addition, compensation for performance based awards was reduced to adjust for probability of achievement in the current period, resulting in a $0.1 million reduction in expense compared to the prior period.

        The increase in the U.S. segment general and administrative expenses for the nine months ended September 30, 2013 over the prior year period was primarily due to additional variable compensation in the current period and severance expense from a reduction in force in the first quarter of 2013. Cost savings over the prior period were achieved through the renegotiation of certain information technology related contracts as support provided by certain vendors was reduced and reduced legal expense due to a reduction in rates and reduced amount of services in the current period. In addition, compensation for performance based awards was reduced to adjust for probability of achievement in the current period, resulting in a $0.3 million reduction in expense compared to the prior period.

        The International segment remained flat for the three months ended September 30, 2013 as compared to the prior period. The increase in the International segment general and administrative expenses for the nine months ended September 30, 2013 over the prior year period was primarily due to a recovery of bad debts in the prior year period, lower headcount and employee related expense in the current year, offset in part by increased recruiting fees in the current period.

Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
United States	$7,483	$8,453	$24,065	$25,150
International	993	804	3,201	3,015

Total Sales and Marketing	$8,476	$9,257	$27,266	$28,165

        Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, business development, and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research, and sales meetings.

        Total sales and marketing expenses decreased $0.8 million, or 8.4%, to $8.5 million in the three months ended September 30, 2013, as compared to $9.3 million in the three months ended September 30, 2012. In the U.S. segment, sales and marketing expense decreased $1.0 million, or 11.5%, to $7.5 million in the three months ended September 30, 2013, as compared to $8.5 million in the prior year period. In the International segment, sales and marketing expense increased $0.2 million, or 23.5%, to $1.0 million in the three months ended September 30, 2013, as compared to $0.8 million in the three months ended September 30, 2012.

        Total sales and marketing expenses decreased $0.9 million, or 3.2%, to $27.3 million in the nine months ended September 30, 2013, as compared to $28.2 million in the nine months ended September 30, 2012. In the U.S. segment, sales and marketing expense decreased $1.1 million, or 4.3%, to $24.1 million in the nine months ended September 30, 2013, as compared to $25.2 million in the prior year period. In the International segment, sales and marketing expense increased $0.2 million, or 6.2%, to $3.2 million in the nine months ended September 30, 2013, as compared to $3.0 million in the nine months ended September 30, 2012.

        The decrease in the U.S. segment sales and marketing expenses for the three months ended September 30, 2013 over the prior year period was primarily due to a higher level of promotional and sales efforts in the prior period for DEFINITY following the return of supply in the third quarter of 2012. Additionally, headcount and employee related expenses decreased over the prior year due to a reduction in workforce. Offsetting the decreases was an increase in market research expenses related to DEFINITY.

        The decrease in the U.S. segment sales and marketing expenses for the nine months ended September 30, 2013 over the prior year period was primarily due to lower headcount and employee related expenses, including contractors over the prior year due to a reduction in workforce. Offsetting the decreases were increases in variable compensation and market research expenses related to DEFINITY.

        The increase in the International segment sales and marketing expenses for the three and nine months ended September 30, 2013 over the prior year period was due to increased headcount and higher variable compensation. Offsetting the increases were decreases in professional services.

Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
United States	$5,779	$10,484	$25,200	$31,167
International	114	27	228	115

Total Sales and Marketing	$5,893	$10,511	$25,428	$31,282

        Research and development expenses relate primarily to the development of new products to add to the Company's portfolio and costs related to its medical affairs, medical information and regulatory functions.

        Total research and development expenses decreased $4.6 million, or 43.9%, to $5.9 million in the three months ended September 30, 2013, as compared to $10.5 million in the three months ended September 30, 2012. In the U.S. segment, research and development expenses decreased approximately $4.7 million, or 44.9%, to $5.8 million in the three months ended September 30, 2013, as compared to $10.5 million in the prior year period. The International segment increased $0.1 million in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

        Total research and development expenses decreased $5.9 million, or 18.7%, to $25.4 million in the nine months ended September 30, 2013, as compared to $31.3 million in the nine months ended September 30, 2012. In the U.S. segment, research and development expenses decreased approximately $6.0 million, or 19.1%, to $25.2 million in the nine months ended September 30, 2013, as compared to $31.2 million in the prior year period. The International segment increased $0.1 million in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

        The decrease in the U.S. segment research and development expenses for the three months ended September 30, 2013 over the prior year period is driven by decreases in employee related costs primarily as a result of the reduction in workforce from a strategic shift to use fewer internal resources and lower external expense as we seek one or more strategic partners to assist in the future development and commercialization of our development candidates. Additionally, we had a decline in external expense associated with Phase 3 clinical trial for flurpiridaz F 18 as we completed patient enrollment during the third quarter of 2013.

        The decrease in the U.S. segment research and development expenses for the nine months ended September 30, 2013 over the prior year period is driven by a decline in external expense associated with Phase 3 clinical trial for flurpiridaz F 18 as we completed patient enrollment during the third quarter of 2013 and decreases in employee related costs as a result of the reduction in workforce from a strategic shift to use fewer internal resources and lower external expense as we expect to seek one or more strategic partners to assist in the future development and commercialization of our development candidates. Offsetting these decreases, in part, was an increase in severance expense and variable compensation.

        The increase in the International segment research and development expenses for the three and nine months ended September 30, 2013 over the prior year period was due to depreciation expense since we shifted the primary utilization of certain assets to support research and development functions.

        During the third quarter of 2013 we completed patient enrollment in the first of two planned Phase 3 clinical trials to assess the diagnostic efficacy of flurpiridaz F 18, an imaging agent used in Positron Emission Tomography ("PET") myocardial perfusion imaging ("MPI") for the detection of coronary artery disease. The trial compared PET MPI with flurpiridaz F 18 to single photon emission computed tomography ("SPECT") MPI, the current standard of care, using invasive coronary angiography as the truth standard. The open-label, multicenter study had two co-primary endpoints: superiority in sensitivity (identifying disease) and non-inferiority in specificity (ruling out disease). On October 29, 2013, we announced preliminary results from this Phase 3 clinical trial. Flurpiridaz F 18 outperformed SPECT in a highly statistically significant manner in sensitivity and showed a statistical trend towards improved diagnostic accuracy. However, flurpiridaz F 18 did not meet the non-inferiority criterion for identifying subjects without disease. We believe that next steps will include further image and data analysis, and meeting with our clinical advisors and representatives of the FDA to explore potential modifications to the flurpiridaz F 18 clinical development plan and to determine how the results of this trial could be used to advance the Phase 3 program. We will seek to engage a strategic partner to assist us with the balance of the Phase 3 program.

Impairment of Land

        During the third quarter of 2013, we committed to a plan to sell certain of our excess land. This event qualified for held for sale accounting and the excess land was written down to its fair value, less costs to sell, which is classified in other current assets on the condensed consolidated balance sheet. This resulted in a loss of $6.8 million, which is included within operating loss as impairment of land in the accompanying condensed consolidated statement of comprehensive loss. The fair value was estimated utilizing Level 3 inputs and using a market approach, based on available data for transactions in the region as well as the asking price of comparable properties in our principal market. On November 8, 2013, we sold the excess land for net proceeds of $1.1 million.

Proceeds from Manufacturer

        For the three and nine months ended September 30, 2013 compared to the same periods in 2012, proceeds from manufacturer decreased by $0.8 million and $34.6 million, respectively, as a result of the receipt of the $30.0 million from BVL in 2012 to compensate us for business losses and an additional $5.0 million under the Transition Services Agreement. During the first quarter of 2012, BVL and LMI terminated their original manufacturing agreement and entered into a settlement agreement, a transition services agreement and a manufacturing and services contract.

Other Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Interest expense	$(11,052)	$(10,510)	$(32,410)	$(31,476)
Interest income	17	46	87	199
Other income (expense), net	260	(834)	894	(248)

Total other expense, net	$(10,775)	$(11,298)	$(31,429)	$(31,525)

  Interest Expense

        For the three and nine months ended September 30, 2013, compared to the same periods in 2012, interest expense increased by $0.5 million and $0.9 million, respectively, as a result of increased amortization related to the capitalization of additional deferred financing costs in connection with our new line of credit amendments and the write off of the existing unamortized deferred financing costs related to our old facility.

  Interest Income

        For the three and nine months ended September 30, 2013, compared to the same periods in 2012, interest income decreased by $29,000 and $112,000, respectively, as a result of the change in balances in interest bearing accounts.

  Other Income, net

        For the three months ended September 30, 2013, compared to the same period in 2012, other income increased by $1.1 million primarily due to a decrease in the tax indemnification asset, which was a result of the closing of a statute of limitations relating to a federal research credit matter in 2012.

        For the nine months ended September 30, 2013, compared to the same period in 2012, other income increased by $1.1 million primarily due to the receipt of $0.4 million in consideration from the extinguishment of our membership interests in a mutual insurance company and the closing of the statute of limitations relating to a federal research credit matter in 2012.

Provision (Benefit) for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Provision (benefit) for income taxes	$(279)	$(2,574)	$267	$(944)

        For the nine months ended September 30, 2013 and 2012, our effective tax rate was (0.54)% and 2.83%, respectively. The $2.3 million decrease in the tax benefit for the three months ended September 30, 2013, as compared to the same period in 2012, was impacted primarily by a decrease in reversals of an uncertain tax positions. The $1.2 million increase in the tax provision for the nine months ended September 30, 2013, as compared to the same period in 2012, was impacted primarily by a decrease in reversals of an uncertain tax positions and by a larger increase to our valuation allowance. Our tax rate is affected by recurring items, such as discrete items relating to interest and penalties on uncertain tax positions. The tax rate is also affected by losses in certain jurisdictions which cannot be utilized. To the extent the Company is in a full valuation allowance, a deferred tax provision or benefit is not recorded for such losses. The following items had the most significant impact on the differences between our statutory U.S. federal income tax rate of 35% and our effective tax rate during the three and nine months ended:

Three months ended September 30, 2013

  •
  A $5.6 million increase to our valuation allowance against net domestic deferred tax assets.

  •
  A $0.7 million increase in our uncertain tax positions relating to accrued interest associated with state tax nexus and transfer pricing matters.

  •
  A $0.8 million decrease in our uncertain tax positions primarily relating to the closing of a statute of limitations relating to a transfer pricing matter.

Nine months ended September 30, 2013

  •
  A $17.4 million increase to our valuation allowance against net domestic deferred tax assets.

  •
  A $2.1 million increase in our uncertain tax positions primarily relating to accrued interest associated with state tax nexus and transfer pricing matters.

  •
  A $0.9 million decrease in our uncertain tax positions relating to the closing of a statute of limitations relating to a state tax matter.

  •
  A $0.8 million decrease in our uncertain tax positions primarily relating to the closing of a statute of limitations relating to a transfer pricing matter.

Three months ended September 30, 2012

  •
  A $11.3 million increase to our valuation allowance against net domestic deferred tax assets.

  •
  A $3.6 million decrease in our uncertain tax positions relating to the closing of the statute of limitations associated with the research credit and other federal matters.

  •
  A $0.6 million increase in our uncertain tax positions relating to accrued interest associated with state tax nexus and transfer pricing matters.

Nine months ended September 30, 2012

  •
  A $12.5 million increase to our valuation allowance against domestic deferred tax assets.

  •
  A $2.0 million increase in our uncertain tax positions primarily relating to accrued interest associated with state tax nexus and transfer pricing matters.

  •
  A $3.6 million decrease in our uncertain tax positions relating to the closing of the statute of limitations associated with the research credit and other federal matters.

  •
  A $0.4 million increase in our tax provision relating to two tax audits in Quebec and Florida.

Liquidity and Capital Resources

Cash Flows

        The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
(dollars in thousands)	2013	2012	$ Change
Cash provided by (used in):
Operating activities	$(11,822)	$22,211	$(34,033)
Investing activities	$(3,711)	$(5,125)	$1,414
Financing activities	$5,749	$(1,529)	$7,278

Net Cash Provided by (Used in) Operating Activities

        Cash provided by operating activities is primarily driven by our earnings and changes in working capital. The decrease in cash provided by operating activities for the nine months ended September 30, 2013 as compared to 2012 was primarily driven by the receipt of $34.6 million from the BVL settlement in 2012.

Net Cash Used in Investing Activities

        The decrease in net cash used in investing activities in the nine months ended September 30, 2013 as compared to 2012 primarily reflects less spending on the purchase of property and equipment.

Net Cash Provided by (Used in) Financing Activities

        Our primary historical uses of cash in financing activities are principal payments on our term loan and financing costs. The increase in net cash provided by financing activities in the nine months ended September 30, 2013 as compared to 2012 was caused by an $8.0 million draw against our outstanding line of credit during the nine months ended September 30, 2013.

Internal Sources of Liquidity

        Our internal sources of liquidity are derived from cash and cash equivalents of $20.9 million as of September 30, 2013, as well as revenues primarily from the sale of DEFINITY, TechneLite, Cardiolite and Xenon.

External Sources of Liquidity

        Since 2010, in addition to revenues provided by the sales of our products, our primary source of external liquidity has been the proceeds from the issuance of the $400.0 million 9.750% Senior Notes due in May of 2017. On July 3, 2013, we entered into an amended and restated revolving credit facility (the "New Facility") in an aggregate principal amount not to exceed $42.5 million.

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

        On August 6, 2013, we transferred the $8.8 million unfunded Standby Letter of Credit, which expires on February 3, 2014, to our new lender. The unfunded Standby Letter of Credit bears interest at an annual rate between 2.00% and 2.50%, which is payable quarterly, and is automatically renewed for a one year period at each anniversary date, unless we elect not to renew in writing within 60 days prior to such expiration.

        The New Facility is secured by a pledge of substantially all of our assets together with the assets of LMI and Lantheus MI Real Estate, LLC ("Lantheus Real Estate"), including each such entity's accounts receivable, inventory and machinery and equipment, and is guaranteed by each of Lantheus Intermediate and Lantheus Real Estate. Borrowing capacity is determined by reference to a borrowing base (the "Borrowing Base"), which is based on (i) a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus (ii) any reserves. As of September 30, 2013, the aggregate borrowing base was approximately $37.0 million, which was reduced by (i) an outstanding $8.8 million unfunded Standby Letter of Credit and (ii) an $8.0 million outstanding loan balance, resulting in a net borrowing base availability of approximately $20.2 million.

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

Funding Requirements

        Our future capital requirements will depend on many factors, including:

  •
  our ability to have product manufactured and released from JHS and other manufacturing sites in the future;

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

  •
  the costs of investing in our facilities, equipment and technology infrastructure;

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

        At September 30, 2013 our only current committed external source of funds is our borrowing availability under the New Facility. We generated a net loss of $15.1 million and $49.4 million during the three and nine months ended September 30, 2013, respectively, and had $20.9 million of cash and cash equivalents at September 30, 2013. Availability under the New Facility is calculated by reference to the Borrowing Base. If we are not successful in achieving our forecasted results, our accounts receivable and inventory could be negatively affected, reducing the Borrowing Base and limiting our borrowing availability.

        We took actions during March 2013 to substantially reduce our discretionary spending in order to reposition us to focus our resources on our higher growth products. In particular, we are implementing a strategic shift in how we will fund our important R&D programs. We have reduced our internal R&D resources during 2013 while at the same time we seek to engage one or more strategic partners to assist us in the further development and commercialization of our important development candidates, including flurpiridaz F 18, 18F LMI 1195 and LMI 1174. Based on our current operating plans, we believe that our existing cash and cash equivalents, results of operations and availability under the New Facility will be sufficient to continue to fund our liquidity requirements for at least the next twelve months.

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

        The strategic shift in how we will fund our R&D programs significantly altered the expected future costs and revenues associated with our development candidates. Accordingly, this action was deemed to be a triggering event for an evaluation of the recoverability of our goodwill as of March 31, 2013. We performed an interim impairment test and determined that there was no impairment of goodwill as of March 31, 2013. There were no events as of September 30, 2013 or December 31, 2012 that triggered an interim impairment test. At each annual and interim impairment test date, the fair value of our reporting unit, which includes goodwill, was substantially in excess of our carrying value.

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

        We test intangible and long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. We measure the recoverability of assets to be held and used by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment equals the amount by which the carrying amount of the assets exceeds the fair value of the assets. Any impairments are recorded as permanent reductions in the carrying amount of the assets. Long-lived assets, other than goodwill and other intangible assets, that are held for sale are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell.

        In the second and third quarters of 2013, we reviewed certain long-lived assets, associated with U.S. and international operations, for recoverability and the analysis indicated that there was no impairment as of June 30, 2013 and September 30, 2013. We also evaluated the remaining useful lives of long-lived assets that were tested for recoverability at June 30, 2013 and September 30, 2013 and determined no revisions were required to the remaining periods of depreciation.

        During the third quarter of 2013, we were in negotiations with a new distributor for the sale of certain products within certain international geographies. This agreement was signed in October 2013 and we did not renew the agreements with our former distributors in these international geographies. Therefore, we reviewed the recoverability of certain customer relationship intangible assets in the International segment. We completed an update of our sales forecast based on current negotiations with new customers and its impact on our existing customer base. Using our revised sales forecast, we conducted an impairment analysis and concluded that the estimate of future undiscounted cash flows associated with the acquired customer relationships did not exceed the carrying amount of the asset and therefore, the asset would need to be written down to its fair value. In order to calculate the fair value of our acquired customer relationship intangible assets, we utilized Level 3 inputs to estimate the future discounted cash flows associated with remaining customers and as a result of this analysis, we recorded an impairment charge of $1.0 million to adjust the carrying value to its fair value. This expense was recorded within cost of goods sold in the accompanying condensed consolidated statement of comprehensive loss in the three and nine months ended September 30, 2013. We also evaluated the remaining useful life of our acquired customer relationship intangible assets and revised our estimate to five years on a prospective basis at September 30, 2013.

        During the third quarter of 2013, we committed to a plan to sell certain of our excess land in the U.S. segment. This event qualified for held for sale accounting and the excess land was written down to its fair value, less costs to sell, which is classified in other current assets on the condensed consolidated balance sheet. This resulted in a loss of $6.8 million, which is included within operating loss as impairment of land in the accompanying condensed consolidated statement of comprehensive loss. The fair value was estimated utilizing Level 3 inputs and using a market approach, based on available data for transactions in the region, discussions with real estate brokers and the asking price of comparable properties in our principal market.

        Fixed assets dedicated to R&D activities, which were impacted by the recent R&D strategic shift, have a carrying value of $6.6 million as of September 30, 2013. We believe these fixed assets will be utilized for either internally funded ongoing R&D activities or R&D activities funded by a strategic partner. If we are not successful in finding a strategic partner, and there are no alternative uses for those fixed assets, they could be subject to impairment in the future.

        We continue to monitor the recoverability of our $20.8 million branded Cardiolite trademark intangible asset due to the ongoing generic competition based on actual results and existing estimates of future undiscounted cash flows associated with our branded Cardiolite product. As of September 30, 2013, we tested this intangible asset for recoverability and concluded this intangible asset was recoverable by a narrow margin.

        We are currently completing our annual strategic planning process, which is expected to be completed during the fourth quarter of 2013. The resulting forecast and its key assumptions, including those related to asset utilization, could result in triggering events in which certain long-lived assets and intangible assets would be assessed for recoverability. If a triggering event is identified, we will assess the long-lived assets or intangible assets for potential impairment.

        Please read Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2012 Form 10-K for the year ended December 31, 2012, for a discussion of our critical accounting estimates. There have been no material changes to our critical accounting policies in the nine months ended September 30, 2013.

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

Interest Rate Risk

        We are subject to interest rate risk in connection with the New Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of September 30, 2013, there was $8.0 million outstanding under the New Facility and an $8.8 million unfunded Standby Letter of Credit, which reduced availability to $20.2 million. Any increase in the interest rate under the New Facility may have a negative impact on our future earnings to the extent we have outstanding borrowings under the New Facility.

Foreign Currency Risk

        We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the nine months ended September 30, 2013 and 2012, the net impact of foreign currency changes on transactions was a loss of $0.2 million and $0.3 million, respectively. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

        Gross margins of products we manufacture at our U.S. plants and sell in currencies other than the U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on total revenue for the nine month periods ended September 30, 2013 and 2012 was 31.8% and 22.1%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the nine months ended September 30, 2013, we estimate our gross margin on total sales would have been 31.9%, 32.1% and 32.3%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or

10%, compared to the actual rates during the nine months ended September 30, 2012, we estimate our gross margin on total net product sales would have been 22.1%, 22.2% and 22.3%, respectively.

        In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar (in which we report our consolidated financial results); our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar.

        If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales and net income for the nine months ended September 30, 2013 would have been impacted by approximately the following amounts:

	Approximate Decrease in Net Revenue	Approximate Decrease in Net Loss
	(dollars in thousands)
1%	$(372)	$(23)
5%	(1,861)	(116)
10%	(3,722)	(232)

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

Changes in Internal Control Over Financial Reporting

        There have been no changes during the quarter ended September 30, 2013 in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Except as noted above, as of September 30, 2013, we had no material ongoing litigation, regulatory or other proceeding and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

Item 1A.    Risk Factors

        There have been no changes in the risk factors set forth in our 2012 Form 10-K for the fiscal year ended December 31, 2012. For further information, refer to Part I—Item IA. "Risk Factors," in our 2012 Form 10-K for the fiscal year ended December 31, 2012.

Item 4.    Mine Safety Disclosures.

        None.

Item 6.    Exhibits

10.1	*	Employment Agreement, dated May 8, 2013, by and between Lantheus Medical Imaging, Inc. and Jeffrey Bailey.

31.1	*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS MEDICAL IMAGING, INC.
By:	/s/ JEFFREY BAILEY
	Name:	Jeffrey Bailey
	Title:	President and Chief Executive Officer
	Date:	November 12, 2013
LANTHEUS MEDICAL IMAGING, INC.
By:	/s/ JOHN GOLUBIESKI
	Name:	John Golubieski
	Title:	Interim Chief Financial Officer
	Date:	November 12, 2013

EXHIBIT INDEX

Exhibit Number		Description
10.1	*	Employment Agreement, dated May 8, 2013, by and between Lantheus Medical Imaging, Inc. and Jeffrey Bailey.

31.1	*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Furnished herewith.