Form 10-Q
period 2014-03-31
Lantheus Medical Imaging, Inc.
filed 2014-05-05
CIK 1500157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-169785

LANTHEUS MEDICAL IMAGING, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0396366
(State of incorporation)	(IRS Employer Identification No.)

331 Treble Cove Road, North Billerica, MA	01862
(Address of principal executive offices)	(Zip Code)

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

The registrant had one thousand shares of common stock, $0.01 par value per share, issued and outstanding as of May 5, 2014.

EXPLANATORY NOTE

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months but is not subject to such filing requirements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2014	2013
Revenues	$73,336	$71,018
Cost of goods sold	43,275	48,206

Gross profit	30,061	22,812

Operating expenses
Sales and marketing expenses	9,498	9,797
General and administrative expenses	8,852	10,253
Research and development expenses	3,222	11,998

Total operating expenses	21,572	32,048

Operating income (loss)	8,489	(9,236)
Interest expense, net	(10,552)	(10,669)
Other (expense) income, net	(414)	721

Loss before income taxes	(2,477)	(19,184)
(Benefit) provision for income taxes	(1,192)	628

Net loss	(1,285)	(19,812)

Foreign currency translation	(271)	(597)

Total comprehensive loss	$(1,556)	$(20,409)

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$15,088	$16,669
Accounts receivable, net of allowance of $359 and $290	43,252	38,910
Inventory	18,495	18,310
Income tax receivable	475	325
Deferred tax assets	12	18
Other current assets	4,908	3,087

Total current assets	82,230	77,319
Property, plant and equipment, net	96,339	97,653
Capitalized software development costs, net	1,989	1,470
Intangibles, net	32,998	34,998
Goodwill	15,714	15,714
Deferred financing costs	9,030	9,639
Deferred tax assets	27	15
Other long-term assets	20,040	22,577

Total assets	$258,367	$259,385

Liabilities and Stockholder’s Deficit
Current liabilities
Line of credit	$8,000	$8,000
Accounts payable	18,339	18,103
Accrued expenses and other liabilities	30,517	25,492
Deferred tax liability	59	57
Deferred revenue	2,933	3,979

Total current liabilities	59,848	55,631
Asset retirement obligation	6,861	6,385
Long-term debt, net	399,098	399,037
Deferred tax liability	7	12
Other long-term liabilities	31,567	35,408

Total liabilities	497,381	496,473

Commitments and contingencies (See Note 13)
Stockholder’s deficit
Common stock ($0.001 par value, 10,000 shares authorized; 1 share issued and outstanding)	—	—
Due from parent	(1,913)	(1,259)
Additional paid-in capital	3,187	2,903
Accumulated deficit	(239,623)	(238,338)
Accumulated other comprehensive income	(665)	(394)

Total stockholder’s deficit	(239,014)	(237,088)

Total liabilities and stockholder’s deficit	$258,367	$259,385

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Stockholder’s Deficit

(unaudited, in thousands, except share data)

	Common Stock		Due from Parent	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Deficit
	Shares	Amount
Balance at January 1, 2013	1	$—	$(1,353)	$2,325	$(176,660)	$1,335	$(174,353)
Net loss	—	—	—	—	(61,678)	—	(61,678)
Payments from parent	—	—	94	—	—	—	94
Foreign currency translation	—	—	—	—	—	(1,729)	(1,729)
Stock-based compensation	—	—	—	578	—	—	578

Balance at December 31, 2013	1	—	(1,259)	2,903	(238,338)	(394)	(237,088)
Net loss	—	—	—	—	(1,285)	—	(1,285)
Advances to parent	—	—	(45)	—	—	—	(45)
Committed advances to Parent	—	—	(609)	—	—	—	(609)
Foreign currency translation	—	—	—	—	—	(271)	(271)
Stock-based compensation	—	—	—	284	—	—	284

Balance at March 31, 2014	1	$—	$(1,913)	$3,187	$(239,623)	$(665)	$(239,014)

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(1,285)	$(19,812)
Adjustments to reconcile net loss to cash flow from operating activities
Depreciation and amortization	4,988	7,211
Provision for excess and obsolete inventory	440	1,123
Stock-based compensation	284	257
Deferred income taxes	(2)	(227)
Other	(753)	666
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable	(4,369)	2,969
Other current assets	(1,900)	(945)
Inventory	(884)	(258)
Income taxes	(148)	3
Deferred revenue	(1,055)	(4,272)
Accounts payable	298	(1,236)
Accrued expenses and other liabilities	4,371	14,371

Cash used in operating activities	(15)	(150)

Cash flows from investing activities
Capital expenditures	(1,482)	(1,449)
Proceeds from sale of property, plant and equipment	20	—

Cash used in investing activities	(1,462)	(1,449)

Cash flows from financing activities
Payments on note payable	(18)	(389)
Deferred financing costs	—	(110)
Payments (to)/from parent	(45)	111

Cash used in financing activities	(63)	(388)

Effect of foreign exchange rate on cash	(41)	(438)

Decrease in cash and cash equivalents	(1,581)	(2,425)
Cash and cash equivalents, beginning of period	16,669	31,595

Cash and cash equivalents, end of period	$15,088	$29,170

Supplemental disclosure of cash flow information
Interest paid	$66	$6
Income taxes paid, net	$127	$178
Noncash investing and financing activities
Property, plant and equipment included in accounts payable and accrued expenses and other liabilities	$1,204	$513
Expenses to be paid on behalf of parent included in accrued expenses and other liabilities	$609	$—

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Unless the context otherwise requires, references to the “Company,” “Lantheus,” “our company,” “we,” “us” and “our” refer to Lantheus MI Intermediate, Inc. and its direct and indirect subsidiaries, references to “Lantheus Intermediate” refer to only Lantheus MI Intermediate, Inc., the parent of Lantheus Medical Imaging, Inc., references to “Holdings” refer to Lantheus MI Holdings, Inc., the parent of Lantheus Intermediate and references to “LMI” refer to Lantheus Medical Imaging, Inc., the subsidiary of Lantheus Intermediate. Solely for convenience, we refer to trademarks, service marks and trade names without the TM, SM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted under applicable law, our rights to our trademarks, service marks and trade names.

1. Business Overview

Overview

The Company develops, manufactures, sells and distributes innovative diagnostic medical imaging agents and products that assist clinicians in the diagnosis of cardiovascular and other diseases. The Company’s commercial products are used by nuclear physicians, cardiologists, radiologists, internal medicine physicians, technologists and sonographers working in a variety of clinical settings. The Company sells its products to radiopharmacies, hospitals, clinics, group practices, integrated delivery networks, group purchasing organizations and, in certain circumstances, wholesalers. The Company sells its products globally and has operations in the United States, Puerto Rico, Canada and Australia and distribution relationships in Europe, Asia Pacific and Latin America.

The Company’s portfolio of 10 commercial products is diversified across a range of imaging modalities. The Company’s imaging agents include medical radiopharmaceuticals (including technetium generators) and contrast agents, including the following:

•	DEFINITY is the leading ultrasound contrast imaging agent used by cardiologists and sonographers during cardiac ultrasound, or echocardiography, exams based on revenue and usage. DEFINITY is an injectable agent that, in the United States, is indicated for use in patients with suboptimal echocardiograms to assist in the visualization of the left ventricle, the main pumping chamber of the heart. The use of DEFINITY in echocardiography allows physicians to significantly improve their assessment of the function of the left ventricle.

•	TechneLite is a self-contained system, or generator, of technetium (Tc99m), a radioisotope with a six hour half-life, used by radiopharmacies to prepare various nuclear imaging agents.

•	Xenon Xe 133 Gas is a radiopharmaceutical gas that is inhaled and used to assess pulmonary function and also to image blood flow.

•	Cardiolite is an injectable, technetium-labeled imaging agent, also known by its generic name sestamibi, used with SPECT technology in myocardial perfusion imaging, or MPI, procedures that assess blood flow distribution to the heart.

•	Neurolite is an injectable, technetium-labeled imaging agent used with SPECT technology to identify the area within the brain where blood flow has been blocked or reduced due to stroke.

In the United States, the Company sells DEFINITY through its sales team that calls on healthcare providers in the echocardiography space, as well as group purchasing organizations and integrated delivery networks. The Company’s radiopharmaceutical products are primarily distributed through over 350 radiopharmacies. In Canada, Puerto Rico and Australia, the Company owns nine radiopharmacies and sells its radiopharmaceuticals, as well as others, directly to end users. In Europe, Asia Pacific and Latin America, the Company utilizes distributor relationships to market, sell and distribute its products.

Basis of Consolidation and Presentation

The financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, or the 2013 Form 10-K. The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2013 Form 10-K and updated, as necessary, in this Form 10-Q. There were no changes to the Company’s accounting policies since December 31, 2013. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Recent Events

The Company incurred a net loss of $1.3 million during the three months ended March 31, 2014 and had an accumulated deficit of $239.6 million at March 31, 2014. During 2013, the Company relied on Ben Venue Laboratories, Inc., or BVL, as its sole manufacturer of Neurolite and as one of its two manufacturers of DEFINITY and Cardiolite. Following extended operational and regulatory challenges at BVL’s Bedford, Ohio facility, as of November 15, 2013, BVL ceased manufacturing for the Company any DEFINITY, Cardiolite product or Neurolite. BVL has since released for commercial distribution all of the Company’s remaining manufactured product that was awaiting BVL quality approval. The supply challenges with BVL in recent years have had a negative impact on the Company’s results. The Company has taken specific steps to address the supply chain risks and reduce discretionary spend.

Following extensive technology transfer activities, the Company currently relies on Jubilant HollisterStier, or JHS, as its sole source manufacturer of DEFINITY. The Company has additional ongoing technology transfer activities at JHS for its Neurolite and Cardiolite product supply. In the meantime, the Company has no other currently active supplier of Neurolite, and its Cardiolite product supply is manufactured by a single manufacturer.

The Company is also pursuing new manufacturing relationships to establish and secure additional or alternative suppliers for its commercial products. On November 12, 2013, the Company entered into a Manufacturing and Supply Agreement with Pharmalucence to manufacture and supply DEFINITY. However, the Company is uncertain about the timing of the completion of the technology transfer contemplated by the Pharmalucence agreement and whether the Pharmalucence arrangement or any other arrangements could provide meaningful quantities of product.

Based on current projections, the Company believes that it will have sufficient supply of DEFINITY from JHS and remaining BVL inventory to meet expected demand and sufficient Cardiolite product supply from its current manufacturer to meet expected demand. The Company also currently anticipates that it will have sufficient BVL-manufactured Neurolite supply for the U.S. market to last until Neurolite technology transfer and U.S. regulatory approval at JHS are completed. Currently, regulatory authorities in certain countries prohibit the Company from marketing products previously manufactured by BVL, and JHS has not yet obtained approval from those regulatory authorities that would permit the Company to market products manufactured by JHS. Accordingly, until those regulatory approvals have been obtained, the Company will not be able to sell and distribute those products in the relevant markets.

If JHS is not able to continue to manufacture and release adequate product supply on a timely and consistent basis, the Company is not successful with the remainder of its JHS technology transfer programs and cannot obtain adequate supply from JHS, or the Company is unable to continue to grow DEFINITY sales, then the Company will need to implement additional expense reductions, such as a delay or elimination of discretionary spending, in all functional areas as well as in other operating and strategic initiatives.

During 2013, the Company has utilized its line of credit as a source of liquidity. Borrowing capacity under the revolving credit facility, or the Facility, is calculated by reference to a borrowing base consisting of a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus any reserves, or the Borrowing Base. If the Company is not successful in achieving its forecasted results, the Company’s accounts receivable and inventory could be negatively affected, thus reducing the Borrowing Base and limiting the Company’s borrowing capacity. As of March 31, 2014, the Borrowing Base was approximately $42.5 million, which was reduced by (i) an outstanding $8.8 million unfunded Standby Letter of Credit and (ii) an $8.0 million outstanding loan balance, resulting in a net Borrowing Base availability of approximately $25.7 million.

The Company took actions during March 2013 to substantially reduce its discretionary spending. In particular, the Company began to implement a strategic shift in how it funds its research and development, or R&D, programs. The Company reduced its internal R&D resources during 2013, while at the same time it sought to engage one or more strategic partners to assist in the further development and commercialization of its agents in development, including flurpiridaz F 18, 18F LMI 1195 and LMI 1174. The Company has completed its 301 trial for flurpiridaz F 18 with internal funding. The Company is seeking to engage strategic partners to assist with the further development and possible commercialization of that agent. For the other two agents in development, 18F LMI 1195 and LMI 1174, the Company is also seeking to engage strategic partners to assist with the ongoing development activities relating to these agents. Based on the Company’s current operating plans, the Company believes its existing cash and cash equivalents, results of operations and availability under the Facility will be sufficient to continue to fund the Company’s liquidity requirements for at least the next twelve months.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates reflected in the Company’s condensed consolidated financial statements include certain judgments regarding revenue recognition, goodwill, tangible and intangible asset valuation, inventory valuation and potential losses on purchase commitments, asset retirement obligations, income tax liabilities, deferred tax assets and liabilities, accrued expenses and stock-based compensation. Actual results could materially differ from those estimates or assumptions.

Recent Accounting Standards

In July 2013, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update , or ASU, No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” or ASU 2013-11. The amendments in ASU 2013-11 provide guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” or ASU 2014-08. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not anticipate this ASU will have a material impact to the Company’s financial position, results of operations or cash flows.

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

Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value; (ii) third-party evidence of selling price; and (iii) best estimate of selling price. The best estimate of selling price reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis. The consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Supply or service transactions may involve the charge of a nonrefundable initial fee with subsequent periodic payments for future products or services. The up-front fees, even if nonrefundable, are recognized as revenue as the products and/or services are delivered and performed over the term of the arrangement.

Inventory

Inventory costs associated with product that has not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefits of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed during the period the costs are incurred. For the three months ended March 31, 2014, the Company expensed $1.3 million of such product costs in cost of goods sold relating to Neurolite that was manufactured by JHS. At March 31, 2014 and December 31, 2013, the Company had no capitalized inventories associated with product that did not have regulatory approval.

Goodwill

Goodwill is not amortized, but is instead tested for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that it may be impaired. The Company has elected to perform the annual test for goodwill impairment as of October 31 of each year. All goodwill has been allocated to the U.S. operating segment.

During the first quarter of 2013, the strategic shift in how the Company funds its R&D programs significantly altered the expected future costs and revenues associated with the Company’s agents in development. Accordingly, this action was deemed to be a triggering event for an evaluation of the recoverability of the Company’s goodwill as of March 31, 2013. The Company performed an interim impairment test and determined that there was no goodwill impairment as of March 31, 2013. There were no events as of March 31, 2014 and December 31, 2013 that triggered an interim impairment test of goodwill.

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

3. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

March 31, 2014 (in thousands)	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$1,208	$1,208	$—	$—
Certificates of deposit—restricted	318	—	318	—

Total	$1,526	$1,208	$318	$—

December 31, 2013 (in thousands)	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$1,236	$1,236	$—	$—
Certificates of deposit—restricted	322	—	322	—

Total	$1,558	$1,236	$322	$—

At both March 31, 2014 and December 31, 2013, the Company has a $0.2 million certificate of deposit for which the Company’s use of such cash is restricted and is included in the line item “Certificates of deposit—restricted” above. This investment is classified in other current assets on the condensed consolidated balance sheet. The remaining $0.1 million at both March 31, 2014 and December 31, 2013 represents a certificate of deposit that is collateral for a long-term lease and is included in other long-term assets on the condensed consolidated balance sheet. Certificates of deposit are classified within Level 2 of the fair value hierarchy, as these are not traded on the open market.

At March 31, 2014, the Company had total cash and cash equivalents of $15.1 million, which included approximately $1.2 million of money market funds and $13.9 million of cash on-hand. At December 31, 2013, the Company had total cash and cash equivalents of $16.7 million, which included approximately $1.2 million of money market funds and $15.5 million of cash on-hand.

The estimated fair values of the Company’s financial instruments, including its cash and cash equivalents, receivables, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The estimated fair value of the debt at March 31, 2014, based on Level 2 inputs of recent market activity available to the Company, was $396.0 million compared to the face value of $400.0 million. At December 31, 2013, the estimated fair value of the debt was $356.0 million compared to the face value of $400.0 million.

4. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year in addition to discrete events which impact the interim period. The Company’s effective tax rate differs from the U.S. statutory rate principally due to the rate impact of uncertain tax positions, valuation allowance changes and state taxes. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. The Company’s tax benefit was $1.2 million and tax provision was $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

In connection with the Company’s acquisition of the medical imaging business from Bristol-Myers Squibb Company, or BMS, in 2008, the Company obtained a tax indemnification agreement with BMS related to certain tax obligations arising prior to the acquisition of the Company, for which the Company has the primary legal obligation. The tax indemnification receivable is recognized within other long-term assets. The changes in the tax indemnification asset are recognized within other income, net in the condensed consolidated statement of comprehensive loss. In accordance with the Company’s accounting policy, the change in the tax liability and penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within the tax provision. Accordingly, as these reserves change, adjustments are included in the tax provision while the offsetting adjustment is included in other (expense) income. Assuming that the receivable from BMS continues to be considered recoverable by the Company, there is no net effect on earnings related to these liabilities and no net cash outflows.

On March 13, 2014, New York State, BMS, the Company and a relator entered into a Stipulation and Settlement Agreement and other related agreements, or collectively the Settlement Documents, to resolve an investigation by the Office of the Attorney General of New York State, claims relating to certain New York State and New York City tax matters and related claims under the New York False Claims Act. The claims at issue arose during the period from January 1, 2002 through December 31, 2006, which predated the acquisition of the medical imaging business from BMS in January 2008 and are subject to the tax indemnification agreement described above. Pursuant to the Settlement Documents, BMS paid (on behalf of itself and the Company) $6.3 million, and neither BMS nor the Company admitted any liability. The Company received a full release from New York State, New York City and the relator with respect to the claims at issue.

Within the next twelve months, approximately $0.9 million of unrecognized tax benefits primarily relating to transfer pricing may be recognized due to the closing of statutes of limitation.

5. Inventory

The Company includes within current assets the amount of inventory that is estimated to be utilized within twelve months. Inventory that will be utilized after twelve months is classified within other long-term assets.

Inventory, classified in inventory or other long-term assets, consisted of the following:

(in thousands)	March 31, 2014	December 31, 2013
Raw materials	$5,910	$7,063
Work in process	6,659	5,849
Finished goods	5,926	5,398

Inventory	18,495	18,310
Other long-term assets	1,979	1,687

Total	$20,474	$19,997

At March 31, 2014, inventories reported as other long-term assets included $1.2 million of raw materials and $0.8 million of finished goods. At December 31, 2013, inventories reported as other long-term assets included $1.7 million of raw materials.

The Company’s Ablavar product was commercially launched in January 2010. The revenues for this product through March 31, 2014 have not been significant. At March 31, 2014 and December 31, 2013, the balances of inventory on-hand reflect approximately $1.6 million and $1.5 million, respectively, of finished products and raw materials related to Ablavar. LMI has an agreement with a supplier to provide Active Pharmaceutical Ingredient and finished products for Ablavar under which LMI is required to purchase future minimum quantities through September 30, 2014. At March 31, 2014, there are no remaining future purchase commitments and $1.6 million is included in accounts payable related to the final receipts of inventory during the first quarter of 2014 under this agreement. The Company records the inventory when it takes delivery, at which time the Company assumes title and risk of loss.

6. Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

(in thousands)	March 31, 2014	December 31, 2013
Land	$14,950	$14,950
Buildings	67,044	65,787
Machinery, equipment and fixtures	66,157	65,026
Construction in progress	6,288	8,029
Accumulated depreciation	(58,100)	(56,139)

Property, plant and equipment, net	$96,339	$97,653

For each of the three month periods ended March 31, 2014 and 2013, depreciation expense related to property, plant and equipment was $2.2 million and $2.4 million, respectively.

Included within machinery, equipment and fixtures are spare parts of approximately $2.5 million at both March 31, 2014 and December 31, 2013. Spare parts include replacement parts relating to plant and equipment and are either recognized as an expense when consumed or re-classified and capitalized as part of the related plant and equipment and depreciated over a time period not exceeding the useful life of the related asset.

Fixed assets dedicated to R&D activities, which were impacted by the March 2013 R&D strategic shift, have a carrying value of $5.9 million as of March 31, 2014. The Company believes these fixed assets will be utilized for either internally funded ongoing R&D activities or R&D activities funded by a strategic partner. If the Company is not successful in finding a strategic partner and there are no alternative uses for these fixed assets, then they could be subject to impairment in the future.

7. Asset Retirement Obligations

The Company considers the legal obligation to remediate its facilities upon a decommissioning of its radioactive related operations as an asset retirement obligation. The operations of the Company have radioactive production facilities at its North Billerica, Massachusetts and San Juan, Puerto Rico sites.

The Company is required to provide the U.S. Nuclear Regulatory Commission and Massachusetts Department of Public Health financial assurance demonstrating the Company’s ability to fund the decommissioning of the North Billerica, Massachusetts production facility upon closure, although the Company does not intend to close the facility. The Company has provided this financial assurance in the form of a $28.2 million surety bond and an $8.8 million letter of credit.

The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. As of March 31, 2014, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.6 million, and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life.

The following is a reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2014:

(in thousands)
Balance at January 1, 2014	$6,385
Capitalization	277
Accretion expense	199

Balance at March 31, 2014	$6,861

8. Intangibles, net

Intangibles, net consisted of the following:

	March 31, 2014
(in thousands)	Cost	Accumulated amortization	Net	Amortization Method
Trademarks	$13,540	$3,753	$9,787	Straight-line
Customer relationships	105,899	85,470	20,429	Accelerated
Other patents	42,780	39,998	2,782	Straight-line

	$162,219	$129,221	$32,998

	December 31, 2013
(in thousands)	Cost	Accumulated amortization	Net	Amortization Method
Trademarks	$13,540	$3,298	$10,242	Straight-line
Customer relationships	106,298	84,476	21,822	Accelerated
Other patents	42,780	39,846	2,934	Straight-line

	$162,618	$127,620	$34,998

For the three months ended March 31, 2014 and 2013, the Company recorded amortization expense for its intangible assets of $1.9 million and $3.6 million, respectively.

Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2014	$5,704
2015	6,019
2016	5,335
2017	3,520
2018	2,791
2019 and thereafter	9,629

$32,998

9. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are comprised of the following:

(in thousands)	March 31, 2014	December 31, 2013
Compensation and benefits	$5,909	$10,209
Accrued interest	14,719	4,989
Accrued professional fees	1,696	1,361
Research and development services	53	338
Freight, distribution and operations	3,648	3,432
Accrued loss on firm purchase commitment	—	1,315
Marketing expense	1,134	749
Accrued rebates, discounts and chargebacks	2,322	1,739
Other	1,036	1,360

	$30,517	$25,492

As of December 31, 2013, the Company had accrued a contract loss of $1.3 million associated with the portion of the committed purchases of Ablavar product from the Company’s supplier that the Company did not believe it would sell prior to expiry. As of March 31, 2014, the accrued contract loss has been reclassified to a reserve against the Ablavar inventory balance, because the Company received the remaining purchase commitments in the first quarter of 2014.

10. Financing Arrangements

Senior Notes

LMI has $400.0 million in aggregate principal amount of Senior Notes, or the Notes, outstanding. The Notes bear interest at a rate of 9.750% per year, payable on May 15 and November 15 of each year. The Notes mature on May 15, 2017.

Revolving Line of Credit

As of March 31, 2014, LMI has a Facility with an aggregate principal amount not to exceed $42.5 million. The revolving loans under the Facility bear interest subject to a pricing grid based on average historical excess availability under the Facility, with pricing based from time to time at the election of the Company at (i) LIBOR plus a spread ranging from 2.00% to 2.50% or (ii) the Reference Rate (as defined in the agreement) plus a spread ranging from 1.00% to 1.50%. The Facility also includes an unused line fee of 0.375% or 0.5%, depending on the average unused revolving credit commitments. The Facility expires on the earlier of (i) July 3, 2018 or (ii) if the outstanding Notes are not refinanced in full, the date that is 91 days before the maturity thereof, at which time all outstanding borrowings are due and payable.

As of March 31, 2014 and December 31, 2013, the Company has an unfunded Standby Letter of Credit for up to $8.8 million. The unfunded Standby Letter of Credit requires annual fees, payable quarterly, between 2.00% and 2.50% of the face amount, and expires on February 5, 2015, which will automatically renew for a one year period at each anniversary date, unless the Company elects not to renew in writing within 60 days prior to that expiration.

The Facility is secured by a pledge of substantially all of the assets of each of the Company, LMI and Lantheus Real Estate, including each entity’s accounts receivable, inventory and machinery and equipment, and is guaranteed by each of Lantheus Intermediate and Lantheus Real Estate. Borrowing capacity is determined by reference to a Borrowing Base, which is based on a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus any reserves. As of March 31, 2014, the aggregate Borrowing Base was approximately $42.5 million, which was reduced by (i) an outstanding $8.8 million unfunded Standby Letter of Credit and (ii) an $8.0 million outstanding loan balance, resulting in a net Borrowing Base availability of approximately $25.7 million.

11. Stock-Based Compensation

The Company’s employees are eligible to receive awards under the Holdings 2013 Equity Incentive Plan, or the 2013 Plan. The 2013 Plan is administered by the Holdings Board of Directors and permits the granting of nonqualified stock options, stock appreciation rights, or SARs, restricted stock and restricted stock units to employees, officers, directors and consultants of Holdings or any subsidiary of Holdings (including Lantheus Intermediate and LMI). On August 5, 2013, the Holdings Board of Directors adopted a resolution providing that no further grants be made under the Holdings 2008 Equity Incentive Plan, or the 2008 Plan. At the same time, the maximum number of shares that may be issued pursuant to awards under the 2013 Plan was increased from 1,500,000 to 2,700,000. Option awards under the 2013 Plan are granted with an exercise price equal to the fair value of Holdings’ stock at the date of grant, as determined by the Board of Directors of Holdings. Time based option awards vest based on time, either four or five years, and performance based option awards vest based on the performance criteria specified in the grant. All option awards have a ten-year contractual term. The Company recognizes compensation costs for its time based awards on a straight-line basis equal to the vesting period. The compensation cost for performance based awards is recognized on a graded vesting basis, based on the probability of achieving the performance targets over the requisite service period for the entire award. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historic volatility of a selected peer group. Expected dividends represent the dividends expected to be issued at the date of grant. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate assumption is the U.S. Treasury rate at the date of the grant which most closely resembles the expected life of the options.

The Company uses the following Black-Scholes inputs to determine the fair value of new stock option grants.

	Three Months Ended March 31,
	2014	2013
Expected volatility	35%	36%
Expected dividends	—	—
Expected life (in years)	5.5	5.5 - 6.3
Risk-free interest rate	1.5 – 1.6%	0.8 - 1.0%

A summary of option activity for 2014 is presented below:

	Time Based	Performance Based	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,761,037	1,097,425	3,858,462	$4.89	6.9	$6,777,000
Options granted	49,423	—	49,423	6.07
Options cancelled	(13,900)	(4,270)	(18,170)	5.40
Options exercised	(4,500)	(1,737)	(6,237)	2.00
Options forfeited or expired	(11,600)	(5,480)	(17,080)	7.67

Outstanding at March 31, 2014	2,780,460	1,085,938	3,866,398	4.89	6.7	$6,275,000

Vested and expected to vest at March 31, 2014	2,696,860	704,745	3,401,605	4.63	6.4	$6,275,000

Exercisable at March 31, 2014	1,536,874	523,325	2,060,199	3.09	4.6	$6,275,000

The weighted average grant-date fair value of options granted during the three months ended March 31, 2014 and 2013 was $2.11 and $2.78, respectively.

Stock-based compensation expense for both time based and performance based awards was recognized in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Cost of goods sold	$41	$27
Sales and marketing	44	14
General and administrative	169	196
Research and development	30	20

Total stock-based compensation expense	$284	$257

Stock-based compensation expense recognized in the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2014 and 2013 are based on awards ultimately expected to vest as well as any changes in the probability of achieving certain performance features as required.

Upon termination of employment, Holdings has the right to call shares held by employees that were purchased or acquired through option exercise. As a result of this right, upon termination of service, vested stock-based awards are reclassified to liability-based awards when it is probable the employee will exercise the option and that Holdings will exercise its call right. As of March 31, 2014 and December 31, 2013, the Company did not have any liability-based awards outstanding.

The Company did not recognize an income tax benefit for the three months ended March 31, 2014 and 2013. As of March 31, 2014, there was approximately $2.6 million of total unrecognized compensation costs related to non-vested stock options granted under the 2013 and 2008 Plans. These costs are expected to be recognized over a weighted-average remaining period of 1.5 years. In addition, performance based awards contain certain contingent features, such as change in control provisions, which allow for the vesting of previously forfeited and unvested awards. As of March 31, 2014, there was approximately $1.0 million of unrecognized compensation expense relating to these features, which could be recognized through 2023.

12. Other (Expense) Income, net

Other (expense) income, net consisted of the following:

	Three Months Ended March 31,
(in thousands)	2014	2013
Foreign currency losses	$(238)	$(85)
Tax indemnification (expense) income	(175)	439
Other (expense) income	(1)	367

Total other (expense) income, net	$(414)	$721

13. Legal Proceedings and Contingencies

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. In addition, the Company has in the past been, and may in the future be, subject to investigations by governmental and regulatory authorities, which expose it to greater risks associated with litigation, regulatory or other proceedings, as a result of which the Company could be required to pay significant fines or penalties. The outcome of litigation, regulatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. As of March 31, 2014, the Company had no material ongoing litigation in which the Company was a defendant or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

On December 16, 2010, LMI filed suit against one of its insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply shortage. The claim is the result of the shutdown of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010 due to a “heavy water” leak in the reactor vessel. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. Discovery has commenced and is continuing. At a hearing held on March 28, 2014, the court granted the defendant leave to file a summary judgment motion on June 30, 2014, and the court granted the Company until August 4, 2014 to respond to that motion. The Company cannot be certain what amount, if any, or when, if ever, it will be able to recover for business interruption losses related to this matter.

14. Related Party Transactions

At March 31, 2014 and December 31, 2013, LMI had outstanding receivables from Holdings in the amount of $1.9 million and $1.3 million, respectively, which was included in due from parent within stockholder’s deficit.

Avista, the majority shareholder of LMI Holdings, provides certain advisory services to the Company pursuant to an advisory services and monitoring agreement. The Company is required to pay an annual fee of $1.0 million and other reasonable and customary advisory fees, as applicable, paid on a quarterly basis. The initial term of the agreement is seven years. Upon termination, all remaining amounts owed under the agreement shall become due immediately. During each of the three months ended March 31, 2014 and 2013, the Company incurred costs associated with this agreement totaling $0.3 million. At March 31, 2014 and December 31, 2013, $8,000 and $30,000, respectively, was included in accrued expenses.

The Company has a Master Contract Research Organization Services Agreement with INC Research, LLC, or INC, to provide clinical development services in connection with the flurpiridaz F 18 Phase III program. Avista and certain of its affiliates are principal owners of both INC and the Company. The agreement has a term of five years, and the Company did not incur any costs associated with this agreement in the three months ended March 31, 2014. The Company incurred costs associated with this agreement totaling $0.4 million in the three months ended March 31, 2013. At both March 31, 2014 and December 31, 2013, there was no balance due to INC.

The Company purchases inventory supplies from VWR Scientific, or VWR. Avista and certain of its affiliates are principal owners of both VWR and the Company. The Company made purchases of $60,000 and $38,000 during each of the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014 and December 31, 2013, $3,000 and $1,000, respectively, was included in accounts payable and accrued expenses.

The Company retains Marsh for insurance brokering and risk management. In November 2013, Donald Bailey, brother of the Company’s President and Chief Executive Officer, Jeffrey Bailey, was appointed head of sales for Marsh’s U.S. and Canada division. In 2014, the Company expects to pay Marsh approximately $0.3 million. At both March 31, 2014 and December 31, 2013, there was a prepaid of $43,000 included in other current assets.

At both March 31, 2014 and December 31, 2013, the Company had $0.1 million due from an officer of the Company included in accounts receivable, net. These amounts represent federal and state tax withholdings paid by the Company on behalf of the officer.

15. Segment Information

The Company reports two operating segments, U.S. and International, based on geographic customer base. The results of these operating segments are regularly reviewed by our chief operating decision maker, the President and Chief Executive Officer. The Company’s segments derive revenues through the manufacturing, marketing, selling and distribution of medical imaging products, focused primarily on cardiovascular diagnostic imaging. The U.S. segment comprised 77.5% and 76.4% of consolidated revenues for the three months ended March 31, 2014 and 2013, respectively, and 90.4% and 89.8% of consolidated assets at March 31, 2014 and December 31, 2013, respectively. All goodwill has been allocated to the U.S. operating segment.

Selected information for each business segment is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues
U.S.	$61,387	$58,934
International	16,525	16,763

Total revenue, including inter-segment	77,912	75,697
Less inter-segment revenue	(4,576)	(4,679)

	$73,336	$71,018

Revenues from external customers
U.S.	$56,811	$54,255
International	16,525	16,763

	$73,336	$71,018

Operating income (loss)
U.S.	$7,020	$(9,024)
International	1,299	(231)

Total operating income (loss), including inter-segment	8,319	(9,255)
Inter-segment operating income	170	19

Operating income (loss)	8,489	(9,236)
Interest expense, net	(10,552)	(10,669)
Other (expense) income, net	(414)	721

(Loss) income before income taxes	$(2,477)	$(19,184)

	March 31, 2014	December 31, 2013
Total assets
U.S.	$233,635	$232,973
International	24,732	26,412

	$258,367	$259,385

16. Guarantor Financial Information

The Notes, issued by LMI, are guaranteed by Lantheus Intermediate, or the Parent Guarantor, and Lantheus Real Estate, one of Lantheus Intermediate’s wholly-owned consolidated subsidiaries, or the Guarantor Subsidiary. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheet information as of March 31, 2014 and December 31, 2013, comprehensive (loss) income information for the three months ended March 31, 2014 and 2013 and cash flow information for the three months ended March 31, 2014 and 2013 for Lantheus Intermediate, LMI, the Guarantor Subsidiary and Lantheus Intermediate’s other subsidiaries, or the Non-Guarantor Subsidiaries. The condensed consolidating financial statements have been prepared on the same basis as the condensed consolidated financial statements of Lantheus Intermediate. The equity method of accounting is followed within this financial information.

Condensed Consolidating Balance Sheet Information

March 31, 2014

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Assets:
Current assets
Cash and cash equivalents	$—	$12,284	$—	$2,804	$—	$15,088
Accounts receivable, net	—	32,218	—	11,034	—	43,252
Intercompany accounts receivable	—	1,698	—	—	(1,698)	—
Inventory	—	15,422	—	3,073	—	18,495
Income tax receivable	—	356	—	119	—	475
Deferred tax assets	—	—	—	12	—	12
Other current assets	—	4,428	—	480	—	4,908

Total current assets	—	66,406	—	17,522	(1,698)	82,230
Property, plant and equipment, net	—	75,276	15,595	5,468	—	96,339
Capitalized software development costs, net	—	1,987	—	2	—	1,989
Intangibles, net	—	30,101	—	2,897	—	32,998
Goodwill	—	15,714	—	—	—	15,714
Deferred financing costs	—	9,030	—	—	—	9,030
Deferred tax assets	—	—	—	27	—	27
Investment in subsidiaries	(239,014)	39,854	—	—	199,160	—
Intercompany note receivable	—	—	—	5,453	(5,453)	—
Other long-term assets	—	19,843	—	197	—	20,040

Total assets	$(239,014)	$258,211	$15,595	$31,566	$192,009	$258,367

Liabilities and (deficit) equity:
Current liabilities
Line of Credit	$—	$8,000	$—	$—	$—	$8,000
Accounts payable	—	16,531	—	1,808	—	18,339
Intercompany accounts payable	—	—	—	1,698	(1,698)	—
Accrued expenses and other liabilities	—	27,205	—	3,312	—	30,517
Deferred tax liability	—	—	—	59	—	59
Deferred revenue	—	2,933	—	—	—	2,933

Total current liabilities	—	54,669	—	6,877	(1,698)	59,848
Asset retirement obligations	—	6,681	—	180	—	6,861
Long-term debt, net	—	399,098	—	—	—	399,098
Intercompany note payable	—	5,453	—	—	(5,453)	—
Deferred tax liability	—	—	—	7	—	7
Other long-term liabilities	—	31,324	—	243	—	31,567

Total liabilities	—	497,225	—	7,307	(7,151)	497,381
(Deficit) equity	(239,014)	(239,014)	15,595	24,259	199,160	(239,014)

Total liabilities and (deficit) equity	$(239,014)	$258,211	$15,595	$31,566	$192,009	$258,367

Condensed Consolidating Balance Sheet Information

December 31, 2013

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Assets:
Current assets
Cash and cash equivalents	$—	$11,995	$—	$4,674	$—	$16,669
Accounts receivable, net	—	28,099	—	10,811	—	38,910
Intercompany accounts receivable	—	2,671	—	—	(2,671)	—
Inventory	—	15,414	—	2,896	—	18,310
Income tax receivable	—	297	—	28	—	325
Deferred tax assets	—	—	—	18	—	18
Other current assets	—	2,906	—	181	—	3,087

Total current assets	—	61,382	—	18,608	(2,671)	77,319
Property, plant and equipment, net	—	76,068	15,615	5,970	—	97,653
Capitalized software development costs, net	—	1,468	—	2	—	1,470
Intangibles, net	—	31,838	—	3,160	—	34,998
Goodwill	—	15,714	—	—	—	15,714
Deferred financing costs	—	9,639	—	—	—	9,639
Deferred tax assets	—	—	—	15	—	15
Investment in subsidiaries	(237,088)	40,289	—	—	196,799	—
Intercompany note receivable	—	—	—	5,396	(5,396)	—
Other long-term assets	—	22,370	—	207	—	22,577

Total assets	$(237,088)	$258,768	$15,615	$33,358	$188,732	$259,385

Liabilities and (deficit) equity:
Current liabilities
Line of credit	$—	$8,000	$—	$—	$—	$8,000
Accounts payable	—	16,672	—	1,431	—	18,103
Intercompany accounts payable	—	—	—	2,671	(2,671)	—
Accrued expenses and other liabilities	—	21,409	—	4,083	—	25,492
Deferred tax liability	—	—	—	57	—	57
Deferred revenue	—	3,979	—	—	—	3,979

Total current liabilities	—	50,060	—	8,242	(2,671)	55,631
Asset retirement obligations	—	6,212	—	173	—	6,385
Long-term debt, net	—	399,037	—	—	—	399,037
Intercompany note payable	—	5,396	—	—	(5,396)	—
Deferred tax liability	—	—	—	12	—	12
Other long-term liabilities	—	35,151	—	257	—	35,408

Total liabilities	—	495,856	—	8,684	(8,067)	496,473
(Deficit) equity	(237,088)	(237,088)	15,615	24,674	196,799	(237,088)

Total liabilities and (deficit) equity	$(237,088)	$258,768	$15,615	$33,358	$188,732	$259,385

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended March 31, 2014

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$63,857	$—	$14,055	$(4,576)	$73,336
Cost of goods sold	—	35,539	—	12,312	(4,576)	43,275

Gross profit	—	28,318	—	1,743	—	30,061

Operating expenses
Sales and marketing expenses	—	8,489	—	1,009	—	9,498
General and administrative expenses	—	8,261	20	571	—	8,852
Research and development expenses	—	3,114	—	108	—	3,222

Operating income (loss)	—	8,454	(20)	55	—	8,489
Interest expense, net	—	(10,618)	—	66	—	(10,552)
Other (expense) income, net	—	(177)	—	(237)	—	(414)
Equity in earnings (losses) of affiliates	(1,285)	(164)	—	—	1,449	—

Income (loss) before income taxes	(1,285)	(2,505)	(20)	(116)	1,449	(2,477)
(Benefit) provision for income taxes	—	(1,220)	—	28	—	(1,192)

Net income (loss)	(1,285)	(1,285)	(20)	(144)	1,449	(1,285)

Foreign currency translation	—	—	—	(271)	—	(271)
Equity in other comprehensive income (loss) of subsidiaries	(271)	(271)	—	—	542	—

Total comprehensive (loss) income	$(1,556)	$(1,556)	$(20)	$(415)	$1,991	$(1,556)

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended March 31, 2013

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$60,151	$—	$15,546	$(4,679)	$71,018
Cost of goods sold	—	38,350	—	14,535	(4,679)	48,206

Gross profit	—	21,801	—	1,011	—	22,812

Operating expenses
Sales and marketing expenses	—	8,862	—	935	—	9,797
General and administrative expenses	—	9,678	20	555	—	10,253
Research and development expenses	—	11,950	—	48	—	11,998

Operating loss	—	(8,689)	(20)	(527)	—	(9,236)
Interest expense, net	—	(10,710)	—	41	—	(10,669)
Other (expense) income, net	—	783	—	(62)	—	721
Equity in earnings (losses) of affiliates	(19,812)	(449)	—	—	20,261	—

Income (loss) before income taxes	(19,812)	(19,065)	(20)	(548)	20,261	(19,184)
(Benefit) provision for income taxes	—	747	—	(119)	—	628

Net income (loss)	(19,812)	(19,812)	(20)	(429)	20,261	(19,812)

Foreign currency translation	—	—	—	(597)	—	(597)
Equity in other comprehensive income (loss) of subsidiaries	(597)	(597)	—	—	1,194	—

Total comprehensive (loss) income	$(20,409)	$(20,409)	$(20)	$(1,026)	$21,455	$(20,409)

Condensed Consolidating Cash Flow Information

Three Months Ended March 31, 2014

	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$—	$1,797	$—	$(1,812)	$—	$(15)

Cash flows from investing activities
Capital expenditures	—	(1,465)	—	(17)	—	(1,482)
Payments from subsidiary	45	—	—	—	(45)	—
Proceeds from sale of property, plant and equipment	—	20	—	—	—	20

Cash used in investing activities	45	(1,445)	—	(17)	(45)	(1,462)

Cash flows from financing activities
Payments on note payable	—	(18)	—	—	—	(18)
Payments to parent	(45)	(45)	—	—	45	(45)

Cash used in financing activities	(45)	(63)	—	—	45	(63)

Effect of foreign exchange rate on cash	—	—	—	(41)	—	(41)

Increase (decrease) in cash and cash equivalents	—	289	—	(1,870)	—	(1,581)
Cash and cash equivalents, beginning of period	—	11,995	—	4,674	—	16,669

Cash and cash equivalents, end of period	$—	$12,284	$—	$2,804	$—	$15,088

Condensed Consolidating Cash Flow Information

Three Months Ended March 31, 2013

	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$—	$2,546	$—	$(958)	$(1,738)	$(150)

Cash flows from investing activities
Capital expenditures	—	(1,439)	—	(10)	—	(1,449)
Payments to subsidiary	—	—	—	—	—	—
Proceeds from dividend	—	784	—	—	(784)	—

Cash used in investing activities	—	(655)	—	(10)	(784)	(1,449)

Cash flows from financing activities
Payments on note payable	—	(389)	—	—	—	(389)
Payments of deferred financing costs	—	(110)	—	—	—	(110)
Payments from parent	—	111	—	—	—	111
Payment of dividend	—	—	—	(2,522)	2,522	—

Cash used in financing activities	—	(388)	—	(2,522)	2,522	(388)

Effect of foreign exchange rate on cash	—	—	—	(438)	—	(438)

Increase (decrease) in cash and cash equivalents	—	1,503	—	(3,928)	—	(2,425)
Cash and cash equivalents, beginning of period	—	17,635	—	13,960	—	31,595

Cash and cash equivalents, end of period	$—	$19,138	$—	$10,032	$—	$29,170

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this quarterly report are forward-looking statements. Such forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and include words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “should,” “could,” “predicts,” “hopes” and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our liquidity, including our belief that our existing cash, cash equivalents, anticipated revenues and availability under a revolving line of credit are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months; (ii) our outlook and expectations including, without limitation, in connection with continued market expansion and penetration for our commercial products, particularly DEFINITY; (iii) expected new product launch dates and market exclusivity periods; and (iv) outlook and expectations related to product manufactured at Ben Venue Laboratories, Inc., or BVL and Jubilant HollisterStier, or JHS. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward- looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this quarterly report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	our dependence upon third parties for the manufacture and supply of a substantial portion of our products;

•	risks associated with the technology transfer programs to secure production of our products at alternate contract manufacturer sites;

•	the instability of the global supply of Molybdenum-99, or Moly, one of our key radioisotopes;

•	risks associated with the manufacturing and distribution of our products and the regulatory requirements related thereto;

•	our ability to continue to increase segment penetration for DEFINITY in suboptimal echocardiograms;

•	risks associated with both supply and demand for Xenon;

•	our dependence on key customers, primarily Cardinal Health, Inc., or Cardinal, United Pharmacy Partners Inc., or UPPI, and GE Healthcare, for our nuclear imaging products, and our ability to maintain and profitably renew our contracts and relationships with those key customers;

•	continued pricing pressures from our large customers;

•	our ability to compete effectively, including in connection with new market entrants;

•	the dependence of certain of our customers upon third party healthcare payors and the uncertainty of third party coverage and reimbursement rates;

•	uncertainties regarding the impact of U.S. healthcare reform on our business, including related reimbursements for our current and potential future products;

•	our being subject to extensive government regulation and our potential inability to comply with those regulations;

•	potential liability associated with our marketing and sales practices;

•	the occurrence of any side effects with our products;

•	our exposure to potential product liability claims and environmental liability;

•	risks associated with our lead agent in development, flurpiridaz F 18, including our ability to:

•	attract strategic partners to successfully complete the Phase 3 clinical program and possibly commercialize the agent;

•	obtain U.S. Food and Drug Administration, or FDA, approval; and

•	gain post-approval market acceptance and adequate reimbursement;

•	risks associated with being able to negotiate in a timely manner relationships with potential strategic partners to advance our other development programs on acceptable terms, or at all;

•	the extensive costs, time and uncertainty associated with new product development, including further product development relying on external development partners;

•	our inability to introduce new products and adapt to an evolving technology and diagnostic landscape;

•	our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;

•	risks related to our outstanding indebtedness and our ability to satisfy those obligations;

•	risks associated with the current economic environment, including the U.S. credit markets;

•	risks associated with our international operations;

•	our inability to adequately protect our facilities, equipment and technology infrastructure;

•	our inability to hire or retain skilled employees and key personnel; and

•	costs and other risks associated with the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 risks related to the ownership of our common stock.

Factors that could cause or contribute to such differences include, but are not limited to, those that are discussed in other documents we file with the Securities and Exchange Commission, including our 2013 Form 10-K. Any forward-looking statement made by us in this quarterly report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward- looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as the other factors described in “Risk Factors” under Part II—Item 1A of this report and the information provided in our 2013 Form 10-K.

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

TechneLite is a technetium generator which provides the essential nuclear material used by radiopharmacies to radiolabel Cardiolite and other technetium-based radiopharmaceuticals used in nuclear medicine procedures. TechneLite uses Moly as its main active ingredient.

Xenon is a radiopharmaceutical gas that is inhaled and used to assess pulmonary function and also for imaging blood flow. Xenon is manufactured by a third party and packaged by us.

Cardiolite is a technetium-based radiopharmaceutical imaging agent used in MPI procedures to detect coronary artery disease using SPECT. Cardiolite was approved by the FDA in 1990, and its market exclusivity expired in July 2008.

Sales of our contrast agent, DEFINITY, are made through our sales team of approximately 80 employees. In the United States, our nuclear imaging products, including TechneLite and Cardiolite, are primarily distributed through over 350 radiopharmacies that are controlled by or associated with Cardinal, GE Healthcare, UPPI and Triad Isotopes Inc., or Triad. A small portion of our nuclear imaging product sales in the United States are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical capabilities. Outside the United States, we own five radiopharmacies in Canada and two radiopharmacies in each of Puerto Rico and Australia. We also maintain a direct sales force in each of these countries. In Europe, Asia Pacific and Latin America, we rely on third party distributors to market, sell and distribute our nuclear imaging and contrast agent products, either on a country-by-country basis or on a multicountry regional basis.

The following table sets forth our revenue derived from our principal products:

	Three Months Ended March 31,
(dollars in thousands)	2014	%	2013	%
DEFINITY	$22,359	30.5	$17,030	24.0
TechneLite	23,041	31.4	22,426	31.5
Xenon	9,709	13.2	8,321	11.7
Cardiolite	4,680	6.4	10,910	15.4
Other	13,547	18.5	12,331	17.4

Revenues	$73,336	100.0	$71,018	100.0

Included in Cardiolite revenue are sales of branded Cardiolite and generic sestamibi, some of which we produce and some of which we procure from third parties.

Key Factors Affecting Our Results

Our business and financial performance have been, and continue to be, affected by the following:

Inventory Supply

Our products consist of radiopharmaceuticals and other imaging agents. The radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. These products cannot be kept in inventory because of their limited useful lives and are subject to just-in-time manufacturing, processing and distribution. We obtain a substantial portion of our other imaging agents from third party suppliers. JHS is currently our sole source manufacturer of DEFINITY, and we have ongoing technology transfer activities at JHS for our Neurolite supply. In the meantime, we have no other currently active supplier of Neurolite, and our Cardiolite product supply is manufactured by a single manufacturer.

Historically, we relied on BVL in Bedford, Ohio as our sole manufacturer of DEFINITY and Neurolite and as one of two manufacturers of Cardiolite. Our products were manufactured at the South Complex, where BVL also manufactured products for a number of other pharmaceutical customers. In July 2010, BVL temporarily shutdown the South Complex, in order to upgrade the facility to meet certain regulatory requirements. BVL had originally planned for the shutdown of the South Complex to run through March 2011 and to resume production of our products in April 2011. In anticipation of the shutdown, BVL manufactured for us additional inventory of these products to meet our expected needs during this period. A series of unexpected delays at BVL, however, resulted in a stockout for Neurolite from the third quarter 2011 until the third quarter 2013, product outages and shortages for DEFINITY in much of 2012 and product outages and shortages for Cardiolite in 2012 and 2013. Until JHS is approved by certain foreign regulatory authorities to manufacture our products, we will also face continued limitations on where we can sell our products outside the United States.

Because of BVL’s ongoing regulatory issues and our mutual desire to enter into a new contractual relationship to replace the original arrangement, in March 2012 we terminated the original manufacturing agreement and entered into a new set of contracts with BVL which provided, among other things, cash payments to us of $35 million and an undertaking by BVL to continue to manufacture for us through December 2013.

Although BVL was able to resume some manufacturing under the new agreements, BVL continued to face regulatory and supply challenges and, in October 2013, it announced that it would cease to manufacture further new batches of our products in its Bedford, Ohio facility. In November 2013, in connection with the termination of our manufacturing agreement, we and BVL entered into a settlement agreement which provided, among other things, that BVL pay us an additional $8.9 million. BVL was also obligated to use commercially reasonable efforts to finalize specific batches of DEFINITY, Cardiolite and saline manufactured and not yet released by the BVL quality function for commercial distribution. BVL has since released for commercial distribution all of our remaining manufactured product that was awaiting quality approval.

We are also currently working to secure additional alternative suppliers for our key products as part of our ongoing supply chain diversification strategy. On November 12, 2013, we entered into a Manufacturing and Supply Agreement with Pharmalucence to manufacture and supply DEFINITY.

Growth of DEFINITY

We believe the market opportunity for our contrast agent, DEFINITY, remains significant. DEFINITY is currently our fastest growing and highest margin commercial product. We believe that DEFINITY sales will continue to grow and that DEFINITY will constitute a greater share of our overall product mix. As a result of DEFINITY’s continued growth, we believe that our gross profit will increase, and our gross margin will continue to expand. As we better educate the physician and healthcare provider community about the benefits and risks of this product, we believe we will experience further penetration of suboptimal echocardiograms.

Prior to the supply issues with BVL in 2012, sales of DEFINITY continually increased year-over-year since June 2008, when the boxed warning on DEFINITY was modified. Unit sales of DEFINITY had decreased substantially in late 2007 and early 2008 as a result of an FDA request in October 2007 that all manufacturers of ultrasound contrast agents add a boxed warning to their products to notify physicians and patients about potentially serious safety concerns or risks posed by the products. However, in May 2008, the FDA boxed warning was modified in response to the substantial advocacy efforts of prescribing physicians. In October 2011, we received FDA approval of further modifications to the DEFINITY label, including: further relaxing the boxed warning; eliminating the sentence in the Indication and Use section “The safety and efficacy of DEFINITY with exercise stress or pharmacologic stress testing have not been established” (previously added in October 2007 in connection with the imposition of the box warning); and including summary data from the post-approval CaRES (Contrast echocardiography Registry for Safety Surveillance) safety registry and the post-approval pulmonary hypertension study. However, as discussed above under “Inventory Supply,” the future growth of our DEFINITY sales will be dependent on the ability of JHS and, if approved, Pharmalucence to continue to manufacture and release DEFINITY on a timely and consistent basis and our ability to continue to increase segment penetration for DEFINITY in suboptimal echocardiograms.

Global Isotope Supply

Currently, our largest supplier of Moly and our only supplier of Xenon is Nordion, which relies on the NRU reactor in Chalk River, Ontario. For Moly, we currently have a supply agreement with Nordion that runs through December 31, 2015, subject to certain early termination provisions (that cannot be effective prior to October 1, 2014) and supply agreements with NTP of South Africa, ANSTO of Australia, and IRE of Belgium, each running through December 31, 2017. For Xenon, we have a purchase order relationship with Nordion. The Canadian government requires the NRU reactor to shut down for at least four weeks at least once a year for inspection and maintenance. The 2014 shutdown period is currently scheduled to run from mid-April 2014 to mid-May 2014. We currently believe that we will be able to source all of our standing order customer demand for Moly during this time period from our other suppliers. However, because Xenon is a by-product of the Moly production process and is currently captured only by NRU, during this shutdown period, we do not currently believe that we will be able to supply all of our standing order customer demand for Xenon during the outage. Because the month-long NRU shutdown was fully anticipated in our 2014 budgeting process, we do not believe the shutdown will have a material adverse effect on our results of operations, financial condition and cash flows.

We believe we are well-positioned with our current supply partners to have a secure supply of Moly, including LEU Moly, when the NRU reactor commercial operations cease in 2016. We are currently pursuing alternative sources of Xenon on a global basis. If we are not able to secure a new producer of Xenon prior to the 2016 and obtain regulatory approval to sell Xenon from that new producer, we will no longer be able to offer Xenon. In addition, Nordion recently announced that it has entered into a definitive agreement to be acquired by Sterigenics. As a result of this transaction, our supplier could change the terms on which we obtain Xenon.

Demand for TechneLite

Since the global Moly supply shortage in 2009 to 2010, we have experienced reduced demand for TechneLite generators from pre-shortage levels even though volume has increased in absolute terms from levels during the shortage following the return of our normal Moly supply in August 2010. However, we do not know if overall industry demand for technetium will ever return to pre-shortage levels.

We also believe that there has been an overall decline in the MPI study market because decreased levels of patient studies during the Moly shortage period have not returned to pre-shortage levels and industry-wide cost-containment initiatives that have resulted in a transition of where imaging procedures are performed, from free standing imaging centers to the hospital setting. We expect these factors will continue to affect technetium demand in the future.

In November 2013, the Centers for Medicare and Medicaid Services, or CMS, announced the 2014 final Medicare payment rules for hospital outpatient settings and physician offices. Under the final rules, each technetium dose produced from a generator for a diagnostic procedure in a hospital outpatient setting is reimbursed by Medicare at a higher rate if that technetium dose is produced from a generator containing Moly sourced from at least 95 percent LEU. We currently understand that CMS expects to continue this incentive program for the foreseeable future. In January 2013, we began to offer a TechneLite generator which contains Moly sourced from at least 95 percent LEU and which satisfies the requirements for reimbursement under this incentive program. Although demand for LEU generators appears to be growing, it is too early to tell whether this incremental reimbursement for LEU Moly generators will result in a material increase in our generator sales.

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

In addition to pressures due to generics, our Cardiolite products have also faced a volume decline in the MPI segment due to a change in professional society appropriateness guidelines, ongoing reimbursement pressures, the limited availability of Moly during the NRU reactor shutdown, the limited availability of Cardiolite products to us during the BVL outage, and the increase in use of other diagnostic modalities as a result of a shift to more available imaging agents and modalities. We believe the continuing effects from the BVL outage and continued generic competition will result in further market share and margin erosion for our Cardiolite products.

Research and Development Expenses

To remain a leader in the marketplace, we have historically made substantial investments in new product development. As a result, the positive contributions of those internally funded research and development programs have been a key factor in our historical results and success. In March 2013, we implemented a strategic shift in how we intend to fund our important R&D programs. We have reduced our internal R&D resources while at the same time we are seeking to engage strategic partners to assist us in the further development and commercialization of our important agents in development, including flurpiridaz F 18, 18F LMI 1195 and LMI 1174. As a result of this shift, we are seeking strategic partners to assist us with the further development and possible commercialization of flurpiridaz F 18. For our other two important agents in development, 18F LMI 1195 and LMI 1174, we will also seek to engage strategic partners to assist us with the ongoing development activities relating to these agents.

Segments

We report our results of operations in two operating segments: United States and International. We generate a greater proportion of our revenue and net income in the United States segment, which consists of all regions of the United States. We expect our percentage of revenue and net income derived from our International segment to continue to increase in future periods as we continue to expand globally.

Executive Overview

Our results in the three months ended March 31, 2014 reflect the following:

•	increased revenues and segment penetration for DEFINITY in the suboptimal echocardiogram segment as a result of sustained availability of product supply;

•	decreased revenues from our Cardiolite products resulting from continued generic competition;

•	increased revenues resulting from the return of Neurolite product supply in the third quarter of 2013;

•	under-absorption of manufacturing overhead due to lower production and low lot yields resulting from the continued supply challenges with BVL during 2013;

•	the impact of certain cost savings actions taken in March 2013 as we finish implementing the strategic shift in how we fund our research and development, or R&D, programs; and

•	lower material costs incurred for the production of TechneLite.

Results of Operations

	For the Three Months Ended March 31,
(dollars in thousands)	2014	2013
Revenues	$73,336	$71,018
Cost of goods sold	43,275	48,206

Gross profit	30,061	22,812

Operating expenses
Sales and marketing expenses	9,498	9,797
General and administrative expenses	8,852	10,253
Research and development expenses	3,222	11,998

Total operating expenses	21,572	32,048

Operating income (loss)	8,489	(9,236)
Interest expense, net	(10,552)	(10,669)
Other (expense) income, net	(414)	721

Loss before income taxes	(2,477)	(19,184)
(Benefit) provision for income taxes	(1,192)	628

Net loss	(1,285)	(19,812)

Foreign currency translation	(271)	(597)

Total comprehensive loss	$(1,556)	$(20,409)

Revenues

Revenues are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
United States
DEFINITY	$21,984	$16,746
TechneLite	20,100	19,572
Xenon	9,705	8,306
Cardiolite	521	6,430
Other	4,501	3,201

Total U.S. revenues	$56,811	$54,255

International
DEFINITY	$375	$284
TechneLite	2,941	2,854
Xenon	4	15
Cardiolite	4,159	4,480
Other	9,046	9,130

Total International revenues	$16,525	$16,763

Revenues	$73,336	$71,018

Total revenues increased $2.3 million, or 3.3%, to $73.3 million in the three months ended March 31, 2014, as compared to $71.0 million in the three months ended March 31, 2013. U.S. segment revenue increased $2.6 million, or 4.7%, to $56.8 million in the three months ended March 31, 2014, as compared to $54.3 million in the prior year. The increase in the U.S. segment over the prior year is primarily driven by a $5.2 million increase in DEFINITY as a result of higher unit volumes, a $1.8 million increase in Neurolite as the product returned to market in September 2013 and a $1.4 million increase in Xenon primarily due to favorable pricing with a customer. Offsetting these increases was a decrease in Cardiolite revenues of $5.9 million over the prior period as a result of a contract with a significant customer that reduced unit pricing and volume commitments and a $1.0 million decrease in Quadramet revenues due to less unit volume since we transitioned to being the direct manufacturer at the end of 2013.

The International segment revenues decreased $0.2 million, or 1.4%, to $16.5 million in the three months ended March 31, 2014, as compared to $16.8 million in the three months ended March 31, 2013. The decrease in the International segment over the prior year period is due to $1.3 million unfavorable foreign exchange. Offsetting this decrease, in part, was a $0.6 million increase relating to other marketed products, which is driven by the return of Neurolite finished product to certain international markets and increased Thallium sales in Asia Pacific. In addition, TechneLite revenues increased $0.3 million primarily driven by increased volume.

Rebates and Allowances

Estimates for rebates and allowances represent our estimated obligations under contractual arrangements with third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction to revenue and the establishment of a liability which is included in accrued expenses. These rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs for certain products, administration fees of group purchasing organizations and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third party’s buying patterns and the resulting applicable contractual rebate or commission rate(s) to be earned over a contractual period.

An analysis of the amount of, and change in, reserves is summarized as follows:

(dollars in thousands)	Rebates	Allowances	Total
Balance, as of January 1, 2013	$1,542	$66	$1,608
Current provisions relating to revenues in current year	4,696	243	4,939
Adjustments relating to prior years’ estimate	(21)	—	(21)
Payments/credits relating to revenues in current year	(3,438)	(220)	(3,658)
Payments/credits relating to revenues in prior years	(1,040)	(69)	(1,109)

Balance, as of December 31, 2013	1,739	20	1,759
Current provisions relating to revenues in current year	1,637	76	1,713
Adjustments relating to prior years’ estimate	42	—	42
Payments/credits relating to revenues in current year	(443)	(51)	(494)
Payments/credits relating to revenues in prior years	(652)	(20)	(672)

Balance, as of March 31, 2014	$2,323	$25	$2,348

Accrued sales rebates were approximately $2.3 million and $1.7 million at March 31, 2014 and December 31, 2013, respectively. The $0.6 million increase in accrued sales rebates is primarily associated with a new rebate program associated with the Quadramet product.

Costs of Goods Sold

Cost of goods sold consists of manufacturing, distribution, intangible asset amortization and other costs related to our commercial products. In addition, it includes the write-off of excess and obsolete inventory.

Cost of goods sold is summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
United States	$31,265	$34,063
International	12,010	14,143

Total Cost of Goods Sold	$43,275	$48,206

Total cost of goods sold decreased $4.9 million, or 10.2%, to $43.3 million in the three months ended March 31, 2014, as compared to $48.2 million in the three months ended March 31, 2013. U.S. segment cost of goods sold decreased approximately $2.8 million, or 8.2%, to $31.3 million in the three months ended March 31, 2014, as compared to $34.1 million in the prior year period. The decrease in the U.S. segment cost of goods sold was primarily due to a decrease of $3.7 million in cost of goods associated with Cardiolite as a result of lower unit volumes sold and lower amortization expense due to a write-down in the Cardiolite trademark intangible asset in the fourth quarter of 2013. Offsetting these decreases was a $1.0 million increase in Neurolite cost of goods due to higher technology transfer costs.

For the three months ended March 31, 2014, the International segment cost of goods sold decreased $2.1 million, or 15.1%, to $12.0 million, as compared to $14.1 million in the prior year period. Cost of goods sold in our International segment decreased primarily due to $1.0 million favorable foreign exchange impact. Additionally, cost of goods sold decreased by $1.0 million as compared to the prior year period primarily due to lower volume of the more expensive substitute products being sold in the current period as a result of the return of supply and reduced costs associated with increased operating efficiencies.

Gross Profit

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
United States	$25,546	$20,192
International	4,515	2,620

Total Gross Profit	$30,061	$22,812

Total gross profit increased $7.2 million, or 31.8%, to $30.1 million in the three months ended March 31, 2014, as compared to $22.8 million in the three months ended March 31, 2013. U.S. segment gross profit increased $5.4 million, or 26.5%, to $25.5 million, as compared to $20.2 million in the prior year period. The increase in the U.S. segment gross profit primarily due to a $4.7 million increase for DEFINITY gross profit due to higher unit volumes. In addition, Xenon gross profit increased by $1.6 million due to favorable pricing with a customer and Neurolite gross profit increased by $1.8 million since the product returned to market in September 2013. Technelite gross profit increased by $0.6 million primarily due to lower material costs and Ablavar gross profit increased by $0.4 million due to higher unit volumes. Offsetting these increases was a decrease in Cardiolite gross profit of $2.2 million primarily due to lower unit volumes, a $1.1 million decrease in Quadramet gross profit due to lower unit volumes and a $1.0 million decrease in Neurolite gross profit due to higher technology transfer costs.

For the three months ended March 31, 2014, the International segment gross profit increased $1.9 million, or 72.3%, to $4.5 million, as compared to $2.6 million in the prior year period. Gross profit in the International segment increased due to the return of Neurolite finished product to certain international markets, lower volume of the more expensive substitute products sold in the current period as a result of the return of supply and reduced costs associated with increased operating efficiencies. These increases were partially offset by unfavorable foreign exchange impact of $0.3 million.

Sales and Marketing

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
United States	$8,300	$8,711
International	1,198	1,086

Total Sales and Marketing	$9,498	$9,797

Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, business development and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.

Total sales and marketing expenses decreased $0.3 million, or 3.1%, to $9.5 million in the three months ended March 31, 2014, as compared to $9.8 million in the three months ended March 31, 2013. In the U.S. segment, sales and marketing expense decreased $0.4 million, or 4.7%, to $8.3 million in the same period, as compared to $8.7 million in the prior year. The decrease in the U.S. segment was primarily due to lower headcount related to the reduction in force in the first quarter of 2013 and lower variable compensation.

For the three months ended March 31, 2014, the International segment sales and marketing expenses increased $0.1 million or 10.3%, to $1.2 million as compared to $1.1 million in the prior year period primarily due to higher headcount and employee related expenses.

General and Administrative

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
United States	$8,281	$9,698
International	571	555

Total General and Administrative	$8,852	$10,253

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

Total general and administrative expenses decreased approximately $1.4 million, or 13.7%, to $8.9 million in the three months ended March 31, 2014, as compared to $10.3 million in the three months ended March 31, 2013. In the U.S. segment, general and administrative expenses decreased $1.4 million, or 14.6%, to $8.3 million, as compared to $9.7 million in the prior year period. The decrease in the U.S. segment was primarily due to higher severance expense in the prior year period related to the reduction in force in the first quarter of 2013, lower legal expense due to a reduced amount of services and cost savings achieved through the renegotiation of certain information technology related contracts.

For the three months ended March 31, 2014, general and administrative expenses in the International segment remained flat as compared to the prior year period.

Research and Development

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
United States	$3,114	$11,950
International	108	48

Total Research and Development	$3,222	$11,998

Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to its medical affairs, medical information and regulatory functions. We do not allocate research and development expenses incurred in the United States to our International segment.

Total research and development expense decreased $8.8 million, or 73.1%, to $3.2 million for the three months ended March 31, 2014, as compared to $12.0 million in the three months ended March 31, 2013. In the U.S. segment, research and development expense decreased approximately $8.8 million, or 73.9%, to $3.1 million, as compared to $12.0 million in the prior year period. The decrease in the U.S. segment was driven by lower headcount related to the reduction in force in the first quarter of 2013 as a result of a strategic shift to use fewer internal resources and lower external expense as we seek strategic partners to assist in the future development and commercialization of our development candidates. Additionally, we had a decline in external expense associated with Phase 3 clinical trial for flurpiridaz F 18 as we completed patient enrollment during the third quarter of 2013.

For the three months ended March 31, 2014, research and development expenses in the International segment remained flat as compared to the prior year period.

Other (Expense) Income, Net

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Interest expense	$(10,560)	$(10,711)
Interest income	8	42
Other (expense) income, net	(414)	721

Total other (expense) income, net	$(10,966)	$(9,948)

Interest Expense

For the three ended March 31, 2014, compared to the same period in 2013, interest expense decreased by $151,000 as a result of decreased amortization related to the capitalization of deferred financing costs.

Interest Income

For the three ended March 31, 2014, compared to the same period in 2013, interest income decreased by $34,000 as a result of the change in balances in interest bearing accounts.

Other (Expense) Income, net

For the three months ended March 31, 2014, compared to the same period in 2013, other expense increased by $1.1 million primarily due to a net $1.2 million impact associated with a state tax settlement indemnified by BMS. In addition, during the three months ended March 31, 2013, we received $0.4 million in consideration from the extinguishment of our membership interests in a mutual insurance company.

(Benefit) provision for Income Taxes

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
(Benefit) provision for income taxes	$(1,192)	$628

For the three months ended March 31, 2014 and 2013, our effective tax rate was 48.1% and (3.3)%, respectively. The $1.8 million decrease in the tax provision for the three months ended March 31, 2014, as compared to the same period in 2013, was impacted primarily by discrete events which included a reversal of an uncertain tax position resulting in a $1.8 million tax benefit attributable to a state tax settlement and a $0.7 million tax expense for current year additions. Our tax rate is also affected by recurring items, such as tax rates in foreign jurisdictions, which we expect to be fairly consistent in the near term, as well as other discrete events that may not be consistent from year-to-year. The following items had the most significant impact on the differences between our statutory U.S. federal income tax rate of 35% and our effective tax rate during the three months ended:

March 31, 2014

•	A $1.1 million decrease in our uncertain tax positions relating to a state tax settlement and state tax nexus and transfer pricing matters.

March 31, 2013

•	A $6.6 million increase to our valuation allowance against net domestic deferred tax assets.

•	A $0.7 million increase in our uncertain tax positions relating to state tax nexus and transfer pricing matters.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013	$ Change
Cash used in:
Operating activities	$(15)	$(150)	$135
Investing activities	$(1,462)	$(1,449)	$(13)
Financing activities	$(63)	$(388)	$325

Net Cash Used in Operating Activities

Cash used in operating activities is primarily driven by our earnings and changes in working capital. The decrease in cash used in operating activities for the three months ended March 31, 2014 as compared to 2013 was primarily driven by the decrease in net loss. This increase was offset by cash flow decreases in accrued expenses and other liabilities primarily for the payment of variable compensation and severance during the first quarter of 2014 and cash flow decreases in accounts receivable primarily due to an increase in revenues.

Net Cash Used in Investing Activities

The increase in net cash used in investing activities in the three months ended March 31, 2014 as compared to 2013 primarily reflects increased spending on the purchase of property and equipment.

Net Cash Used in Financing Activities

Our primary historical uses of cash in financing activities are principal payments on our term loan and financing costs. The decrease in net cash used financing activities in the three months ended March 31, 2014 as compared to 2013 was primarily driven by a decrease in payments on a note payable.

External Sources of Liquidity

Since 2010, in addition to revenues provided by the sales of our products, our primary source of external liquidity has been the proceeds from the issuance of the $400.0 million 9.750% Senior Notes due in May of 2017, or the Notes. We also have outstanding a revolving credit facility, or the Facility, that has a borrowing capacity of $42.5 million.

The revolving loans under our Facility bear interest subject to a pricing grid based on average historical excess availability under our Facility, with pricing based from time to time at our election at (i) LIBOR plus a spread ranging from 2.00% to 2.50% or (ii) the Reference Rate (as defined in our Facility) plus a spread ranging from 1.00% to 1.50%. Our Facility also includes an unused line fee of 0.375% or 0.5%, depending on the average unused revolving credit commitments. Our Facility expires on the earlier of (i) July 3, 2018 or (ii) if the outstanding Notes are not refinanced in full, the date that is 91 days before the maturity thereof, at which time all outstanding borrowings are due and payable.

As of March 31, 2014 and December 31, 2013, we had an unfunded Standby Letter of Credit for up to $8.8 million. The unfunded Standby Letter of Credit requires annual fees, payable quarterly, between 2.00% and 2.50% of the face amount, and expires on February 5, 2015, which will automatically renew for a one year period at each anniversary date, unless we elect not to renew in writing within 60 days prior to that expiration.

Our Facility is secured by a pledge of substantially all of our assets together with the assets of Lantheus Intermediate and Lantheus MI Real Estate, LLC, or Lantheus Real Estate, including each such entity’s accounts receivable, inventory and machinery and equipment, and is guaranteed by each of Lantheus Intermediate and Lantheus Real Estate. Borrowing capacity is determined by reference to a borrowing base, or the Borrowing Base, which is based on (i) a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus (ii) any reserves. As of March 31, 2014, the aggregate borrowing base was approximately $42.5 million, which was reduced by (i) an outstanding $8.8 million unfunded Standby Letter of Credit and (ii) an $8.0 million outstanding loan balance, resulting in a net borrowing base availability of approximately $25.7 million.

Our Facility contains affirmative and negative covenants, as well as restrictions on the ability of Lantheus Intermediate, us and our subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) repay subordinated indebtedness prior to its stated maturity; (iii) pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; (iv) make certain investments; (v) sell certain assets; (vi) create liens; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (viii) enter into certain transactions with our affiliates. Our Facility also contains customary default provisions as well as cash dominion provisions which allow the lender to sweep our accounts during the period (x) certain specified events of default are continuing under our Facility or (y) excess availability under our Facility falls below (i) the greater of $5.0 million or 15% of the then-current Borrowing Base for a period of more than five consecutive Business Days or (ii) $3.5 million. During a covenant trigger period, we are required to comply with a consolidated fixed charge coverage ratio of not less than 1:00:1:00. The fixed charge coverage ratio is calculated on a consolidated basis for Lantheus Intermediate and its subsidiaries for a trailing four-fiscal quarter period basis, as (i) EBITDA (as defined in the agreement) minus capital expenditures minus certain restricted payments, divided by (ii) interest plus taxes paid or payable in cash plus certain restricted payments made in cash plus scheduled principal payments paid or payable in cash.

We may from time to time repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases of any Notes outstanding, prepayments of our term loans or other retirements or refinancing of outstanding debt, privately negotiated transactions or otherwise. The amount of debt that may be repurchased or otherwise retired, if any, would be decided at the sole discretion of our Board of Directors and will depend on market conditions, trading levels of our debt from time to time, our cash position and other considerations.

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

If our capital resources become insufficient to meet our future capital requirements, we would need to finance our cash needs through public or private equity offerings, assets securitizations, debt financings, sale-leasebacks or other financing or strategic alternatives, to the extent such transactions are permissible under the covenants of our Facility and the Indenture.

Additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all. If any of these transactions require an amendment or waiver under the covenants in our Facility and under the Indenture, which could result in additional expenses associated with obtaining the amendment or waiver, we will seek to obtain such a waiver to remain in compliance with the covenants of our Facility and the Indenture. However, we cannot be assured that such an amendment or waiver would be granted, or that additional capital will be available on acceptable terms, if at all.

At March 31, 2014, our only current committed external source of funds is our borrowing availability under our Facility. We generated a net loss of $1.3 million during the three months ended March 31, 2014 and had $15.1 million of cash and cash equivalents at March 31, 2014. Availability under our Facility is calculated by reference to the Borrowing Base. If we are not successful in achieving our forecasted results, our accounts receivable and inventory could be negatively affected, reducing the Borrowing Base and limiting our borrowing availability.

We took actions during March 2013 to substantially reduce our discretionary spending in order to reposition us to focus our resources on our higher growth products. In particular, we implemented a strategic shift in how we intend to fund our important R&D programs. We have reduced our internal R&D resources during 2013 while at the same time we seek to engage one or more strategic partners to assist us in the further development and commercialization of our important agents in development, including flurpiridaz F 18, 18F LMI 1195 and LMI 1174. Based on our current operating plans, we believe that our existing cash and cash equivalents, results of operations and availability under our Facility will be sufficient to continue to fund our liquidity requirements for at least the next twelve months.

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

Goodwill is not amortized, but is instead tested for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that it may be impaired. We have elected to perform the annual test for goodwill impairment as of October 31 of each year. All goodwill has been allocated to our U.S. operating segment.

During the first quarter of 2013, the strategic shift in how we will fund our R&D programs significantly altered the expected future costs and revenues associated with our agents in development. Accordingly, this action was deemed to be a triggering event for an evaluation of the recoverability of our goodwill as of March 31, 2013. We performed an interim impairment test and determined that there was no impairment of goodwill as of March 31, 2013. There were no events as of March 31, 2014 and December 31, 2013 that triggered an interim impairment test. At each annual and interim impairment test date, the fair value of our reporting unit, which includes goodwill, was substantially in excess of our carrying value.

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

We test intangible and long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. We measure the recoverability of assets to be held and used by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If those assets are considered to be impaired, the impairment equals the amount by which the carrying amount of the assets exceeds the fair value of the assets. Any impairments are recorded as permanent reductions in the carrying amount of the assets. Long-lived assets, other than goodwill and other intangible assets, that are held for sale are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell.

Fixed assets dedicated to R&D activities, which were impacted by the March 2013 R&D strategic shift, have a carrying value of $5.9 million as of March 31, 2014. We believe these fixed assets will be utilized for either internally funded ongoing R&D activities or R&D activities funded by a strategic partner. If we are not successful in finding a strategic partner, and there are no alternative uses for those fixed assets, they could be subject to impairment in the future.

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Form 10-K for the year ended December 31, 2013, for a discussion of our critical accounting estimates. There have been no material changes to our critical accounting policies in the three months ended March 31, 2014.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of March 31, 2014, there was $8.0 million outstanding under the Facility and an $8.8 million unfunded Standby Letter of Credit, which reduced availability to $25.7 million on the Facility. Any increase in the interest rate under the Facility may have a negative impact on our future earnings to the extent we have outstanding borrowings under the Facility. The effect of a 100 basis points adverse change in market interest rates on our interest expense would be approximately $20,000. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than ours, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the three months ended March 31, 2014 and 2013, the net impact of foreign currency changes on transactions was a loss of $0.2 million and $0.1 million, respectively. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

Gross margins of products we manufacture at our U.S. plants and sell in currencies other than the U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on revenues for the three month periods ended March 31, 2014 and 2013 was 41.0% and 32.1%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended March 31, 2014, we estimate our gross margin on revenues would have been 41.0%, 41.2% and 41.5%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended March 31, 2013, we estimate our gross margin on revenues would have been 32.2%, 32.3% and 32.6%, respectively.

In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar. Our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar.

If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our revenues and net income for the three months ended March 31, 2014 would have been impacted by approximately the following amounts:

Increase in U.S. Dollar to Applicable Foreign Currency Exchange Rate	Approximate Decrease in Revenues	Approximate Decrease in Net Loss
	(dollars in thousands)
1%	$(112)	$(5)
5%	(558)	(24)
10%	(1,116)	(49)

If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our revenues and net income for the three months ended March 31, 2013 would have been impacted by approximately the following amounts:

Increase in U.S. Dollar to Applicable Foreign Currency Exchange Rate	Approximate Decrease in Revenues	Approximate Decrease in Net Loss
	(dollars in thousands)
1%	$(122)	$(5)
5%	(609)	(24)
10%	(1,218)	(48)

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended March 31, 2014 in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 16, 2010, we filed suit against one of our insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply shortage (Lantheus Medical Imaging, Inc., Plaintiff v. Zurich American Insurance Company, Defendant, United States District Court, Southern District of New York, Case No. 10 Civ 9371). The claim is the result of the shutdown of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010 due to a “heavy water” leak in the reactor vessel. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. Discovery has commenced and is continuing. At a hearing held on March 28, 2014, the court granted the defendant leave to file a summary judgment motion on June 30, 2014, and the court granted us until August 4, 2014 to respond to that motion. We cannot be certain what amount, if any, or when, if ever, we will be able to recover for business interruption losses related to this matter.

Except as noted above, as of March 31, 2014, we had no material ongoing litigation, regulatory or other proceeding and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

Item 1A. Risk Factors

There have been no changes in the risk factors set forth in our 2013 Form 10-K for the fiscal year ended December 31, 2013 except as set forth below. For further information, refer to Part I—Item IA. “Risk Factors,” in our 2013 Form 10-K for the fiscal year ended December 31, 2013.

Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframes, or at all, which could result in order cancellations and decreased revenues.

We obtain a substantial portion of our products from third party manufacturers and suppliers. Historically, we relied on Ben Venue Laboratories, Inc., or BVL, in Bedford, Ohio as our sole manufacturer of DEFINITY and Neurolite and as one of two manufacturers of Cardiolite. Our products were manufactured at BVL’s south complex facility, or the South Complex, where BVL also manufactured products for a number of other pharmaceutical customers. In July 2010, BVL temporarily shutdown the South Complex, in order to upgrade the facility to meet certain regulatory requirements. BVL had originally planned for the shutdown of the South Complex to run through March 2011 and to resume production of our products in April 2011. In anticipation of the shutdown, BVL manufactured for us additional inventory of these products to meet our expected needs during this period. A series of unexpected delays at BVL, however, resulted in a stockout for Neurolite from the third quarter 2011 until the third quarter 2013, product outages and shortages for DEFINITY in much of 2012 and product outages and shortages for Cardiolite in 2012 and 2013.

Although we entered into new agreements with BVL in March 2012, which provided, among other things, $35.0 million of cash payments to us, and BVL was able to resume some manufacturing under the new agreement, BVL continued to face regulatory issues and supply challenges. In October 2013, BVL announced that it would cease manufacturing further new batches of our products in its Bedford, Ohio facility and, in November 2013, BVL terminated our arrangement, and, among other things, paid us an additional $8.9 million.

Following extensive technology transfer activities, we now rely on Jubilant HollisterStier, or JHS as our sole source manufacturer of DEFINITY. We currently have additional ongoing technology transfer activities at JHS for our Neurolite product and at Pharmalucence for DEFINITY, but we can give no assurances as to when that technology transfer will be completed and when we will actually receive supply of Neurolite from JHS or DEFINITY from Pharmalucence. In the meantime, we have no other currently active manufacturer of Neurolite, and our DEFINITY and Cardiolite product supply is currently manufactured by a single manufacturer. In addition, Mallinckrodt Pharmaceuticals, or Mallinckrodt, is our sole manufacturer for Ablavar.

Based on our current estimates, we believe that we will have sufficient supply of DEFINITY from JHS and remaining BVL inventory to meet expected demand, sufficient Cardiolite product supply from our current manufacturer to meet expected demand, and sufficient Ablavar product supply to meet expected demand. We also currently anticipate that we will have sufficient BVL-manufactured Neurolite supply for the U.S. market to last until Neurolite technology transfer and U.S. regulatory approval at JHS are completed. However, we can give no assurances that JHS or our other manufacturing partners will be able to manufacture and distribute our products in a high quality and timely manner and in sufficient quantities to allow us to avoid product stock-outs and shortfalls. Currently, the regulatory authorities in certain countries prohibit us from marketing products previously manufactured by BVL, and JHS has not yet obtained approval of those regulatory authorities that would permit us to market products manufactured by JHS. Accordingly, until those regulatory approvals have been obtained, our international business, results of operations, financial condition and cash flows will continue to be adversely affected.

Our manufacturing agreement for Ablavar runs until 2014, although we do not foresee the need to order any additional active pharmaceutical ingredients, or APIs, or finished drug product under this agreement, other than our outstanding purchase commitment. We do not have any current plans to initiate technology transfer activities for Ablavar. If we do not engage in Ablavar technology transfer activities in the future with a new manufacturing partner for Ablavar, then our existing Ablavar inventory will expire in 2016 and we will have no further Ablavar inventory that we will be able to sell.

In addition to the products described above, for reasons of quality assurance or cost-effectiveness, we purchase certain components and raw materials from sole suppliers (including, for example, the lead casing for our TechneLite generators). Because we do not control the actual production of many of the products we sell and many of the raw materials and components that make up the products we sell, we may be subject to delays caused by interruption in production based on events and conditions outside of our control. At our North Billerica, Massachusetts facility, we manufacture TechneLite on a relatively new, highly automated production line, as well as Thallium and Gallium using our older cyclotron technology. If we or one of our manufacturing partners experiences an event, including a labor dispute, natural disaster, fire, power outage, security problem, failure to meet regulatory requirements, product quality issue, technology transfer issue or other issue, we may be unable to manufacture the relevant products at previous levels or on the forecasted schedule, if at all. Due to the stringent regulations and requirements of the governing regulatory authorities regarding the manufacture of our products, we may not be able to quickly restart manufacturing at a third party or our own facility or establish additional or replacement sources for certain products, components or materials.

In addition to our existing manufacturing relationships, we are also pursuing new manufacturing relationships to establish and secure additional or alternative suppliers for our commercial products. On November 12, 2013, we entered into a Manufacturing and Supply Agreement with Pharmalucence to manufacture and supply DEFINITY. We cannot assure you, however, that these supply diversification activities will be successful, or that before those alternate manufacturers or sources of product are fully functional and qualified, that we will be able to avoid or mitigate interim supply shortages. In addition, we cannot assure you that our existing manufacturers or suppliers or any new manufacturers or suppliers can adequately maintain either their financial health or regulatory compliance to allow continued production and supply. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could eventually have a material adverse effect on our business, results of operations, financial condition and cash flows.

We face potential supply and demand challenges for Xenon.

Currently, Nordion is our sole supplier, and we believe the principal supplier on a global basis, of Xenon, which is captured by the NRU reactor as a by-product of the Moly production process. We are currently pursuing alternative sources of Xenon on a global basis. If we are not able to secure a new producer of Xenon prior to the expiration of the NRU reactor’s license in October 2016 and obtain regulatory approval to sell Xenon from that new producer, we will no longer be able to offer Xenon in our portfolio of commercial products, which would have a negative effect on our business, results of operations, financial condition and cash flows. For the three months ended March 31, 2014 and year ended December 31, 2013, Xenon represented approximately 13% and 11%, respectively, of our revenues.

Currently, we obtain Xenon from Nordion on a purchase order basis. Nordion recently announced that it has entered into a definitive agreement to be acquired by Sterigenics. As a result of this transaction, our supplier could change the terms on which we obtain Xenon. If we are not able to pass along to our customers any change of terms from our supplier, there could be a negative effect on our business, results of operations, financial condition and cash flows.

Currently, we are the leading provider of packaged Xenon in the United States. If other providers obtained regulatory approval and began to sell packaged Xenon in the United States without otherwise increasing market penetration for the agent, or if there is an increase in the use of other imaging modalities in place of using packaged Xenon, our current sales volumes would decrease, which could have a negative effect on our business, results of operations, financial condition and cash flows.

Xenon is frequently administered as part of a ventilation scan to evaluate pulmonary function prior to a perfusion scan with microaggregated albumin, or MAA, a technetium-based radiopharmaceutical used to evaluate blood flow to the lungs. Currently, Draxis is the sole supplier of MAA on a global basis. Recently, Draxis encountered supply challenges and announced substantial price increases for MAA. If supply challenges for MAA or the increased price of MAA decreases the frequency that MAA is used for lung perfusion evaluation, which, in turn, decreases the frequency that Xenon is used for pulmonary function evaluation, the MAA supply challenges or price increase would have a negative effect on our business, results of operations, financial condition and cash flows.

In the United States, we are heavily dependent on a few large customers to generate a majority of our revenues for our nuclear imaging products. Outside of the United States, we rely on distributors to generate a substantial portion of our revenue.

In the United States, we rely on a limited number of radiopharmacy customers, primarily Cardinal, GE Healthcare, UPPI and Triad, to distribute our current largest volume nuclear imaging products and generate a majority of our revenues. Three customers accounted for approximately 39% of our revenues in the fiscal year ended December 31, 2013, with Cardinal, UPPI and GE Healthcare accounting for 19%, 10% and 10%, respectively. Among the existing radiopharmacies in the United States, continued consolidations, divestitures and reorganizations may have a negative effect on our business, results of operations, financial condition or cash flows. We generally have distribution arrangements with our major radiopharmacy customers pursuant to multi-year contracts, each of which is subject to renewal. Our current contract with Cardinal expires in December 2014. If these contracts are terminated prior to expiration of their term, or are not renewed, or are renewed on terms that are less favorable to us, then such an event could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We have experienced significant pricing pressures from our large customers and any significant, additional pricing pressures from our large customers could lead to a reduction in revenue which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Outside of the United States, Canada, Australia and Puerto Rico, we have no radiopharmacies or sales force and, consequently, rely on third party distributors, either on a country-by-country basis or on a multicountry, regional basis, to market, sell and distribute our products. These distributors accounted for approximately 13%, 16% and 19% of non-U.S. revenues for the fiscal years ended December 31, 2013, 2012 and 2011, respectively. In certain circumstances, these distributors may also sell competing products to our own or products for competing diagnostic modalities, and may have incentives to shift sales towards those competing products. As a result, we cannot assure you that our international distributors will increase or maintain our current levels of unit sales or increase or maintain our current unit pricing, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We will not be able to further develop or commercialize our agents in development without successful strategic partners.

In March 2013, we implemented a strategic shift in how we intend to fund our important R&D programs. We have reduced our internal R&D resources, while at the same time we are seeking to engage strategic partners to further develop and commercialize our important agents in development, including flurpiridaz F 18, 18F LMI 1195 and LMI 1174. However, different strategic partners may have different time horizons, risk profiles, return expectations and amounts of capital to deploy, and we may not be able to negotiate relationships with potential strategic partners on acceptable terms, or at all. In addition, because we failed to meet one of our two co-primary endpoints in the first of our two flurpiridaz F 18 Phase 3 trials, we have initiated discussions about potential next steps in the flurpiridaz F 18 development process with the FDA. If we are unable to establish or maintain these strategic partnerships, we will have to limit the size or scope of, or delay, our development programs.

In addition, our dependence on strategic partnerships is subject to a number of risks, including:

•	the inability to control the amount or timing of resources that our partners may devote to developing the agents;

•	the possibility that we may be required to relinquish important rights, including intellectual property, marketing and distribution rights;

•	the receipt of lower revenues than if we were to commercialize those agents ourselves;

•	our failure to receive future milestone payments or royalties if a partner fails to commercialize one of our agents successfully;

•	the possibility that a partner could separately move forward with competing agents developed either independently or in collaboration with others, including our competitors;

•	the possibility that our strategic partners may experience financial or operational difficulties;

•	business combinations or significant changes in a partner’s business strategy that may adversely affect that partner’s willingness or ability to complete its obligations under any arrangement with us; and

•	the possibility that our partners may operate in countries where their operations could be negatively impacted by changes in the local regulatory environment or by political unrest.

Any of these factors either alone or taken together could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Item 4. Mine Safety Disclosures.

None.

Item 6. Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS MEDICAL IMAGING, INC.

By:	/s/ JEFFREY BAILEY
Name:	Jeffrey Bailey
Title:	President and Chief Executive Officer
Date:	May 5, 2014

LANTHEUS MEDICAL IMAGING, INC.

By:	/s/ JOHN GOLUBIESKI
Name:	John Golubieski
Title:	Interim Chief Financial Officer
Date:	May 5, 2014

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.