Form 10-Q
period 2014-06-30
Lantheus Medical Imaging, Inc.
filed 2014-08-12
CIK 1500157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The registrant had one thousand shares of common stock, $0.01 par value per share, issued and outstanding as of August 12, 2014.

EXPLANATORY NOTE

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months but is not subject to such filing requirements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$75,613	$70,601	$148,949	$141,619
Cost of goods sold	44,554	49,654	87,829	97,860

Gross profit	31,059	20,947	61,120	43,759

Operating expenses
Sales and marketing expenses	9,402	8,993	18,900	18,790
General and administrative expenses	8,990	8,293	17,842	18,546
Research and development expenses	2,687	7,537	5,909	19,535

Total operating expenses	21,079	24,823	42,651	56,871

Operating income (loss)	9,980	(3,876)	18,469	(13,112)
Interest expense, net	(10,567)	(10,619)	(21,119)	(21,288)
Other (expense) income, net	(175)	(87)	(589)	634

Loss before income taxes	(762)	(14,582)	(3,239)	(33,766)
Provision (benefit) for income taxes	874	(82)	(318)	546

Net loss	(1,636)	(14,500)	(2,921)	(34,312)

Foreign currency translation	603	(996)	332	(1,593)

Total comprehensive loss	$(1,033)	$(15,496)	$(2,589)	$(35,905)

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$14,100	$16,669
Accounts receivable, net of allowance of $421 and $290	42,536	38,910
Inventory	16,301	18,310
Income tax receivable	596	325
Deferred tax assets	13	18
Other current assets	4,525	3,087

Total current assets	78,071	77,319
Property, plant and equipment, net	96,381	97,653
Capitalized software development costs, net	1,866	1,470
Intangibles, net	31,192	34,998
Goodwill	15,714	15,714
Deferred financing costs	8,549	9,639
Deferred tax assets	37	15
Other long-term assets	19,769	22,577

Total assets	$251,579	$259,385

Liabilities and Stockholder’s Deficit
Current liabilities
Line of credit	$13,500	$8,000
Accounts payable	13,987	18,103
Accrued expenses and other liabilities	23,891	25,492
Deferred tax liability	61	57
Deferred revenue	2,175	3,979

Total current liabilities	53,614	55,631
Asset retirement obligation	7,052	6,385
Long-term debt, net	399,159	399,037
Deferred tax liability	8	12
Other long-term liabilities	32,607	35,408

Total liabilities	492,440	496,473

Commitments and contingencies (See Note 13)
Stockholder’s deficit
Common stock ($0.001 par value, 10,000 shares authorized; 1 share issued and outstanding)	—	—
Due from parent	(2,978)	(1,259)
Additional paid-in capital	3,438	2,903
Accumulated deficit	(241,259)	(238,338)
Accumulated other comprehensive loss	(62)	(394)

Total stockholder’s deficit	(240,861)	(237,088)

Total liabilities and stockholder’s deficit	$251,579	$259,385

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Stockholder’s Deficit

(unaudited, in thousands, except share data)

	Common Stock		Due from	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Parent	Capital	Deficit	Income (Loss)	Deficit
Balance at January 1, 2013	1	$—	$(1,353)	$2,325	$(176,660)	$1,335	$(174,353)
Net loss	—	—	—	—	(61,678)	—	(61,678)
Payments from parent	—	—	94	—	—	—	94
Foreign currency translation	—	—	—	—	—	(1,729)	(1,729)
Stock-based compensation	—	—	—	578	—	—	578

Balance at December 31, 2013	1	—	(1,259)	2,903	(238,338)	(394)	(237,088)
Net loss	—	—	—	—	(2,921)	—	(2,921)
Increase in amounts due from parent	—	—	(1,719)	—	—	—	(1,719)
Foreign currency translation	—	—	—	—	—	332	332
Stock-based compensation	—	—	—	535	—	—	535

Balance at June 30, 2014	1	$—	$(2,978)	$3,438	$(241,259)	$(62)	$(240,861)

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(2,921)	$(34,312)
Adjustments to reconcile net loss to cash flow from operating activities
Depreciation and amortization	9,874	14,278
Provision for excess and obsolete inventory	890	2,203
Stock-based compensation	535	563
Deferred income taxes	(20)	(276)
Other	256	723
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable	(3,736)	3,285
Other current assets	(1,479)	138
Inventory	1,106	(1,368)
Income taxes	(271)	40
Deferred revenue	(1,821)	(3,176)
Accounts payable	(4,324)	3,199
Accrued expenses and other liabilities	(2,329)	(1,410)

Cash used in operating activities	(4,240)	(16,113)

Cash flows from investing activities
Capital expenditures	(3,480)	(2,796)
Proceeds from sale of property, plant and equipment	227	—

Cash used in investing activities	(3,253)	(2,796)

Cash flows from financing activities
Proceeds from line of credit	5,500	8,000
Payments on note payable	(35)	(777)
Deferred financing costs	(84)	(157)
Payments to parent	(808)	233

Cash provided by financing activities	4,573	7,299

Effect of foreign exchange rate on cash	351	(1,134)

Decrease in cash and cash equivalents	(2,569)	(12,744)
Cash and cash equivalents, beginning of period	16,669	31,595

Cash and cash equivalents, end of period	$14,100	$18,851

Supplemental disclosure of cash flow information
Interest paid	$19,628	$19,572
Income taxes paid, net	$404	$314
Noncash investing and financing activities
Property, plant and equipment included in accounts payable and accrued expenses and other liabilities	$1,226	$412
Expenses to be paid on behalf of parent included in accounts payable and accrued expenses and other liabilities	$911	$—

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Unless the context otherwise requires, references to the “Company,” “Lantheus,” “our company,” “we,” “us” and “our” refer to Lantheus MI Intermediate, Inc. and its direct and indirect subsidiaries, references to “Lantheus Intermediate” refer to only Lantheus MI Intermediate, Inc., the parent of Lantheus Medical Imaging, Inc., references to “Holdings” refer to Lantheus Holdings, Inc. (formerly Lantheus MI Holdings, Inc.), the parent of Lantheus Intermediate and references to “LMI” refer to Lantheus Medical Imaging, Inc., the subsidiary of Lantheus Intermediate. Solely for convenience, we refer to trademarks, service marks and trade names without the TM, SM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted under applicable law, our rights to our trademarks, service marks and trade names.

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

The Company’s portfolio of 10 commercial products is diversified across a range of imaging modalities. The Company’s imaging agents include medical radiopharmaceuticals (including technetium generators) and contrast agents, including the following:

•	DEFINITY is the leading ultrasound contrast imaging agent used by cardiologists and sonographers during cardiac ultrasound, or echocardiography, exams based on revenue and usage. DEFINITY is an injectable agent that, in the United States, is indicated for use in patients with suboptimal echocardiograms to assist in the visualization of the left ventricle, the main pumping chamber of the heart. The use of DEFINITY in echocardiography allows physicians to significantly improve their assessment of the function of the left ventricle.

•	TechneLite is a self-contained system, or generator, of technetium (Tc99m), a radioisotope with a six hour half-life, used by radiopharmacies to prepare various nuclear imaging agents.

•	Xenon Xe 133 Gas is a radiopharmaceutical gas that is inhaled and used to assess pulmonary function and also to image blood flow.

•	Cardiolite is an injectable, technetium-labeled imaging agent, also known by its generic name sestamibi, used with Single Photon Emission Computed Tomography, or SPECT, technology in myocardial perfusion imaging, or MPI, procedures that assess blood flow distribution to the heart.

•	Neurolite is an injectable, technetium-labeled imaging agent used with SPECT technology to identify the area within the brain where blood flow has been blocked or reduced due to stroke.

In the United States, the Company sells DEFINITY through its sales team that calls on healthcare providers in the echocardiography space, as well as group purchasing organizations and integrated delivery networks. The Company’s radiopharmaceutical products are primarily distributed through approximately 350 radiopharmacies owned or controlled by third parties. In Canada, Puerto Rico and Australia, the Company owns nine radiopharmacies and sells its own radiopharmaceuticals, as well as others, directly to end users. In Europe, Asia Pacific and Latin America, the Company utilizes distributor relationships to market, sell and distribute its products.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, or the 2013 Form 10-K. The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2013 Form 10-K and updated, as necessary, in this Form 10-Q. There were no changes to the Company’s accounting policies since December 31, 2013. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Recent Events

The Company incurred a net loss of $2.9 million during the six months ended June 30, 2014 and had an accumulated deficit of $241.3 million at June 30, 2014. During 2013, the Company relied on Ben Venue Laboratories, Inc., or BVL, as its sole manufacturer of Neurolite and as one of its two manufacturers of DEFINITY and Cardiolite. Following extended operational and regulatory challenges at BVL’s Bedford, Ohio facility, as of November 15, 2013, BVL ceased manufacturing for the Company any DEFINITY, Cardiolite or Neurolite product. BVL has since released for commercial distribution all of the Company’s remaining manufactured product that was awaiting BVL quality approval. The supply challenges with BVL in recent years have had a negative impact on the Company’s results. The Company has taken specific steps to address the supply chain risks and reduce discretionary spend.

Following extensive technology transfer activities, the Company currently relies on Jubilant HollisterStier, or JHS, as its sole source manufacturer of DEFINITY. The Company has additional ongoing technology transfer activities at JHS for its Neurolite product supply. In the meantime, the Company has no other currently active supplier of Neurolite, and its Cardiolite product supply is manufactured by a single manufacturer.

The Company is also pursuing new manufacturing relationships to establish and secure additional or alternative suppliers for its commercial products. On November 12, 2013, the Company entered into a Manufacturing and Supply Agreement with Pharmalucence to manufacture and supply DEFINITY. The Company currently believes that Pharmalucence will obtain FDA approval to manufacture DEFINITY in 2015.

Based on current projections, the Company believes that it will have sufficient supply of DEFINITY from JHS and remaining BVL inventory to meet expected demand and sufficient Cardiolite product supply from its current manufacturer to meet expected demand. The Company also currently anticipates that it will have sufficient BVL-manufactured Neurolite supply for the U.S. market to last until Neurolite technology transfer and U.S. regulatory approval at JHS are completed, which we currently anticipate will occur in the second half of 2014.

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

During 2013 and 2014, the Company has utilized its line of credit as a source of liquidity. Borrowing capacity under the revolving credit facility, or the Facility, is calculated by reference to a borrowing base consisting of a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus any reserves, or the Borrowing Base. If the Company is not successful in achieving its forecasted results, the Company’s accounts receivable and inventory could be negatively affected, thus reducing the Borrowing Base and limiting the Company’s borrowing capacity. As of June 30, 2014, the Borrowing Base was approximately $44.5 million, which was reduced by (i) an outstanding $8.8 million unfunded Standby Letter of Credit and (ii) a $13.5 million outstanding loan balance, resulting in a net Borrowing Base availability of approximately $22.2 million.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” or ASU 2014-08. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public companies with calendar year ends. Early adoption is permitted. The Company does not anticipate this ASU will have a material impact to the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” or ASU 2014-09. ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact this ASU will have on the Company’s financial position, results of operations and cash flows.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718)” or ASU 2014-12. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. The amendments in ASU No. 2014-12 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company does not anticipate this ASU will have a material impact to the Company’s financial position, results of operations or cash flows.

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

Inventory

Inventory costs associated with product that has not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefits of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed during the period the costs are incurred. For the six months ended June 30, 2014, the Company expensed $1.3 million of such product costs in cost of goods sold relating to Neurolite that was manufactured by JHS. No such product costs were incurred during the three months ended June 30, 2014. At June 30, 2014 and December 31, 2013, the Company had no capitalized inventories associated with product that did not have regulatory approval.

Goodwill

Goodwill is not amortized, but is instead tested for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that it may be impaired. The Company has elected to perform the annual test for goodwill impairment as of October 31 of each year. All goodwill has been allocated to the U.S. operating segment.

During the first quarter of 2013, the strategic shift in how the Company funds its R&D programs significantly altered the expected future costs and revenues associated with the Company’s agents in development. Accordingly, this action was deemed to be a triggering event for an evaluation of the recoverability of the Company’s goodwill as of March 31, 2013. The Company performed an interim impairment test and determined that there was no goodwill impairment as of March 31, 2013. There were no events as of June 30, 2014 and December 31, 2013 that triggered an interim impairment test of goodwill.

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

3. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

June 30, 2014 (in thousands)	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$1,582	$1,582	$—	$—
Certificates of deposit—restricted	323	—	323	—

Total	$1,905	$1,582	$323	$—

December 31, 2013 (in thousands)	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$1,236	$1,236	$—	$—
Certificates of deposit—restricted	322	—	322	—

Total	$1,558	$1,236	$322	$—

At both June 30, 2014 and December 31, 2013, the Company has a $0.2 million certificate of deposit for which the Company’s use of such cash is restricted and is included in the line item “Certificates of deposit—restricted” above. This investment is classified in other current assets on the condensed consolidated balance sheet. The remaining $0.1 million at both June 30, 2014 and December 31, 2013 represents a certificate of deposit that is collateral for a long-term lease and is included in other long-term assets on the condensed consolidated balance sheet. Certificates of deposit are classified within Level 2 of the fair value hierarchy, as these are not traded on the open market.

At June 30, 2014, the Company had total cash and cash equivalents of $14.1 million, which included approximately $1.6 million of money market funds and $12.5 million of cash on-hand. At December 31, 2013, the Company had total cash and cash equivalents of $16.7 million, which included approximately $1.2 million of money market funds and $15.5 million of cash on-hand.

The estimated fair values of the Company’s financial instruments, including its cash and cash equivalents, receivables, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The estimated fair value of the debt at June 30, 2014, based on Level 2 inputs of recent market activity available to the Company, was $419.0 million compared to the face value of $400.0 million. At December 31, 2013, the estimated fair value of the debt was $356.0 million compared to the face value of $400.0 million.

4. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year in addition to discrete events which impact the interim period. The Company’s effective tax rate differs from the U.S. statutory rate principally due to the rate impact of uncertain tax positions, valuation allowance changes and state taxes. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. The Company’s tax provision was $0.9 million and a benefit $0.3 million for the three and six months ended June 30, 2014, respectively, compared to a tax benefit of $0.1 million and a provision of $0.5 million for the three and six months ended June 30, 2013, respectively.

In connection with the Company’s acquisition of the medical imaging business from Bristol-Myers Squibb Company, or BMS, in 2008, the Company obtained a tax indemnification agreement from BMS related to certain tax obligations arising prior to the acquisition of the Company, for which the Company has the primary legal obligation. The tax indemnification receivable is recognized within other long-term assets. The changes in the tax indemnification asset are recognized within other income in the condensed consolidated statement of comprehensive loss. In accordance with the Company’s accounting policy, the change in the tax liability and penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within the tax provision. Accordingly, as these reserves change, adjustments are included in the tax provision while the offsetting adjustment is included in other (expense) income. Assuming that the receivable from BMS continues to be considered recoverable by the Company, there is no net effect on earnings related to these liabilities and no net cash outflows.

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

Within the next twelve months, approximately $1.3 million of unrecognized tax benefits, primarily relating to transfer pricing, may be recognized due to the closing of statutes of limitation.

5. Inventory

The Company includes within current assets the amount of inventory that is estimated to be utilized within twelve months. Inventory that will be utilized after twelve months is classified within other long-term assets.

Inventory, classified in inventory or other long-term assets, consisted of the following:

(in thousands)	June 30, 2014	December 31, 2013
Raw materials	$5,437	$7,063
Work in process	4,982	5,849
Finished goods	5,882	5,398

Inventory	16,301	18,310
Other long-term assets	1,736	1,687

Total	$18,037	$19,997

At June 30, 2014, inventories reported as other long-term assets included $1.1 million of raw materials and $0.6 million of finished goods. At December 31, 2013, inventories reported as other long-term assets included $1.7 million of raw materials.

The Company’s Ablavar product was commercially launched in January 2010. The revenues for this product through June 30, 2014 have not been significant. At June 30, 2014 and December 31, 2013, the balances of inventory on-hand reflect approximately $1.4 million and $1.5 million, respectively, of finished products and raw materials related to Ablavar. LMI has an agreement with a supplier to provide Active Pharmaceutical Ingredient and finished products for Ablavar. At June 30, 2014, there are no remaining future purchase commitments under this agreement. The Company records the inventory when it takes delivery, at which time the Company assumes title and risk of loss.

6. Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

(in thousands)	June 30, 2014	December 31, 2013
Land	$14,950	$14,950
Buildings	67,365	65,787
Machinery, equipment and fixtures	64,864	65,026
Construction in progress	6,749	8,029
Accumulated depreciation	(57,547)	(56,139)

Property, plant and equipment, net	$96,381	$97,653

For the three and six months ended June 30, 2014, depreciation expense related to property, plant and equipment was $2.1 million and $4.4 million, respectively, as compared to $2.4 million and $4.8 million for the prior year comparative periods.

Included within machinery, equipment and fixtures are spare parts of approximately $2.6 million and $2.5 million at June 30, 2014 and December 31, 2013, respectively. Spare parts include replacement parts relating to plant and equipment and are either recognized as an expense when consumed or re-classified and capitalized as part of the related plant and equipment and depreciated over a time period not exceeding the useful life of the related asset.

Fixed assets dedicated to R&D activities, which were impacted by the March 2013 R&D strategic shift, have a carrying value of $5.5 million as of June 30, 2014. The Company believes these fixed assets will be utilized for either internally funded ongoing R&D activities or R&D activities funded by a strategic partner. If the Company is not successful in finding a strategic partner and there are no alternative uses for these fixed assets, then they could be subject to impairment in the future.

7. Asset Retirement Obligations

The Company considers the legal obligation to remediate its facilities upon a decommissioning of its radioactive related operations as an asset retirement obligation. The operations of the Company have radioactive production facilities at its North Billerica, Massachusetts and San Juan, Puerto Rico sites.

The Company is required to provide the U.S. Nuclear Regulatory Commission and Massachusetts Department of Public Health financial assurance demonstrating the Company’s ability to fund the decommissioning of the North Billerica, Massachusetts production facility upon closure, although the Company does not intend to close the facility. The Company has provided this financial assurance in the form of a $28.2 million surety bond itself, currently secured by an $8.8 million unfunded Standby Letter of Credit provided to the third party issuer of the bond.

The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. As of June 30, 2014, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.6 million, and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life.

The following is a reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2014:

(in thousands)
Balance at January 1, 2014	$6,385
Capitalization	277
Accretion expense	390

Balance at June 30, 2014	$7,052

8. Intangibles, net

Intangibles, net consisted of the following:

	June 30, 2014
(in thousands)	Cost	Accumulated amortization	Net	Amortization Method
Trademarks	$13,540	$4,207	$9,333	Straight-line
Customer relationships	106,337	87,107	19,230	Accelerated
Other patents	42,780	40,151	2,629	Straight-line

	$162,657	$131,465	$31,192

	December 31, 2013
(in thousands)	Cost	Accumulated amortization	Net	Amortization Method
Trademarks	$13,540	$3,298	$10,242	Straight-line
Customer relationships	106,298	84,476	21,822	Accelerated
Other patents	42,780	39,846	2,934	Straight-line

	$162,618	$127,620	$34,998

For the three and six months ended June 30, 2014, the Company recorded amortization expense for its intangible assets of $1.9 million and $3.8 million, respectively, as compared to $3.6 million and $7.2 million for the prior year comparative periods.

Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2014	$3,801
2015	6,037
2016	5,350
2017	3,531
2018	2,800
2019 and thereafter	9,673

$31,192

9. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are comprised of the following:

(in thousands)	June 30, 2014	December 31, 2013
Compensation and benefits	$9,454	$10,209
Accrued interest	4,970	4,989
Accrued professional fees	2,118	1,361
Research and development services	106	338
Freight, distribution and operations	2,919	3,432
Accrued loss on firm purchase commitment	—	1,315
Marketing expense	1,624	749
Accrued rebates, discounts and chargebacks	2,292	1,739
Other	408	1,360

	$23,891	$25,492

As of December 31, 2013, the Company had accrued a contract loss of $1.3 million associated with the portion of the committed purchases of Ablavar product from the Company’s supplier that the Company did not believe it would sell prior to expiry. As of June 30, 2014, the accrued contract loss has been reclassified to a reserve against the Ablavar inventory balance, because the Company received the remaining purchase commitments in the first quarter of 2014.

10. Financing Arrangements

Senior Notes

LMI has $400.0 million in aggregate principal amount of Senior Notes, or the Notes, outstanding. The Notes bear interest at a rate of 9.750% per year, payable on May 15 and November 15 of each year. The Notes mature on May 15, 2017.

Revolving Line of Credit

LMI had a Facility with an original aggregate principal amount not to exceed $42.5 million. On June 24, 2014, the Company executed an amendment to the Facility which, (i) increased the committed availability for total borrowings under the Facility from $42.5 million to $50.0 million, (ii) set the interest at LIBOR plus 2.00% or the Reference Rate (as defined in the agreement) plus 1.00%, (iii) set the unused line fee at 0.375%, and (iv) further modified certain definitions. In connection with the amendment, LMI incurred approximately $0.1 million in fees and expenses as of June 30, 2014, which will be amortized on a straight-line basis over the term of the Facility.

The Facility expires on the earlier of (i) July 3, 2018 or (ii) if the outstanding Notes are not refinanced in full, the date that is 91 days before the maturity thereof, at which time all outstanding borrowings are due and payable.

As of June 30, 2014 and December 31, 2013, the Company has an unfunded Standby Letter of Credit for up to $8.8 million. The unfunded Standby Letter of Credit requires an annual fee, payable quarterly, which is set at LIBOR plus a spread of 2.00% and expires on February 5, 2015, which will automatically renew for a one year period at each anniversary date, unless the Company elects not to renew in writing within 60 days prior to that expiration.

The Facility is secured by a pledge of substantially all of the assets of each of the Company, LMI and Lantheus Real Estate, including each entity’s accounts receivable, inventory and machinery and equipment, and is guaranteed by each of Lantheus Intermediate and Lantheus Real Estate. Borrowing capacity is determined by reference to a Borrowing Base, which is based on a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus any reserves. As of June 30, 2014, the aggregate Borrowing Base was approximately $44.5 million, which was reduced by (i) an outstanding $8.8 million unfunded Standby Letter of Credit and (ii) an $13.5 million outstanding loan balance, resulting in a net Borrowing Base availability of approximately $22.2 million.

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

The Company uses the following Black-Scholes inputs to determine the fair value of new stock option grants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected volatility	33 - 35%	36%	33 - 35%	36%
Expected dividends	—	—	—	—
Expected life (in years)	5.5 – 6.3	5.5 - 6.3	5.5 – 6.3	5.5 - 6.3
Risk-free interest rate	1.6 – 1.9%	0.7 - 0.9%	1.5 – 1.9%	0.7 - 1.0%

A summary of option activity for 2014 is presented below:

	Time Based	Performance Based	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,761,037	1,097,425	3,858,462	$4.89	6.9	$6,777,000
Options granted	74,664	—	74,664	5.98
Options cancelled	(14,900)	(4,270)	(19,170)	5.51
Options exercised	(4,500)	(1,737)	(6,237)	2.00
Options forfeited or expired	(29,000)	(7,880)	(36,880)	7.32

Outstanding at June 30, 2014	2,787,301	1,083,538	3,870,839	4.89	6.5	$5,713,000

Vested and expected to vest at June 30, 2014	2,704,981	704,344	3,409,325	4.62	6.1	$5,713,000

Exercisable at June 30, 2014	1,614,077	549,104	2,163,181	3.28	4.6	$5,713,000

The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2014 was $2.01 and $2.08, respectively, as compared to $2.45 and $2.41 for the prior year comparative periods.

Stock-based compensation expense for both time based and performance based awards was recognized in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Cost of goods sold	$31	$3	$72	$30
General and administrative	154	294	323	490
Sales and marketing	37	26	81	40
Research and development	29	(17)	59	3

Total stock-based compensation expense	$251	$306	$535	$563

Stock-based compensation expense recognized in the condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2014 and 2013 are based on awards ultimately expected to vest as well as any changes in the probability of achieving certain performance features as required.

Upon termination of employment, Holdings has the right to call shares held by employees that were purchased or acquired through option exercise. As a result of this right, upon termination of service, vested stock-based awards are reclassified to liability-based awards when it is probable the employee will exercise the option and that Holdings will exercise its call right. As of June 30, 2014 and December 31, 2013, the Company did not have any liability-based awards outstanding.

The Company did not recognize an income tax benefit for the six months ended June 30, 2014 and 2013. As of June 30, 2014, there was approximately $2.4 million of total unrecognized compensation costs related to non-vested stock options granted under the 2013 and 2008 Plans. These costs are expected to be recognized over a weighted-average remaining period of 1.4 years. In addition, performance based awards contain certain contingent features, such as change in control provisions, which allow for the vesting of previously forfeited and unvested awards. As of June 30, 2014, there was approximately $1.0 million of unrecognized compensation expense relating to these features, which could be recognized through 2023.

12. Other (Expense) Income, net

Other (expense) income, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Foreign currency (losses) gains	$(154)	$79	$(392)	$(6)
Tax indemnification (loss) income	(22)	(167)	(197)	272
Other income	1	1	—	368

Total other (expense) income, net	$(175)	$(87)	$(589)	$634

13. Legal Proceedings and Contingencies

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. In addition, the Company has in the past been, and may in the future be, subject to investigations by governmental and regulatory authorities, which expose it to greater risks associated with litigation, regulatory or other proceedings, as a result of which the Company could be required to pay significant fines or penalties. The outcome of litigation, regulatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. As of June 30, 2014, the Company had no material ongoing litigation in which the Company was a defendant or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

On December 16, 2010, LMI filed suit against one of its insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply shortage. The claim is the result of the shutdown of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. Discovery has commenced and is continuing. With the court’s leave, the defendant filed a summary judgment motion on July 14, 2014, and the court granted the Company until August 25, 2014 to respond to that motion. The Company cannot be certain what amount, if any, or when, if ever, it will be able to recover for business interruption losses related to this matter.

14. Related Party Transactions

At June 30, 2014 and December 31, 2013, LMI had outstanding receivables from Holdings in the amount of $3.0 million and $1.3 million, respectively, which was included in due from parent within stockholder’s deficit.

Avista, the majority shareholder of Holdings, provides certain advisory services to the Company pursuant to an advisory services and monitoring agreement. The Company is required to pay an annual fee of $1.0 million and other reasonable and customary advisory fees, as applicable, paid on a quarterly basis. The initial term of the agreement is seven years. Upon termination, which is at the Company’s option, all remaining amounts owed under the agreement shall become due immediately. During each of the three and six months ended June 30, 2014, the Company incurred costs associated with this agreement totaling $0.3 million and $0.5 million, respectively, as compared to $0.3 million and $0.5 million for the prior year comparative periods. At June 30, 2014 and December 31, 2013, $16,000 and $30,000, respectively, was included in accrued expenses.

The Company had a Master Contract Research Organization Services Agreement with INC Research, LLC, or INC, to provide clinical development services in connection with the flurpiridaz F 18 Phase III program. Avista and certain of its affiliates are principal owners of both INC and the Company. The agreement was cancelled during May 2014. The agreement had a term of five years, and the Company did not incur any costs associated with this agreement in the three and six months ended June 30, 2014. The Company incurred costs associated with this agreement totaling $0.1 million and $0.5 million in the three and six months ended June 30, 2013, respectively. At both June 30, 2014 and December 31, 2013, there was no balance due to INC.

The Company purchases inventory supplies from VWR Scientific, or VWR. Avista and certain of its affiliates are principal owners of both VWR and the Company. During each of the three and six months ended June 30, 2014, the Company made purchases of $74,000 and $134,000, respectively, as compared to $60,000 and $98,000 for the prior year comparative periods. At June 30, 2014 and December 31, 2013, $5,000 and $1,000, respectively, was included in accounts payable and accrued expenses.

The Company retains Marsh for insurance brokering and risk management. In November 2013, Donald Bailey, brother of the Company’s President and Chief Executive Officer, Jeffrey Bailey, was appointed head of sales for Marsh’s U.S. and Canada division. In 2014, the Company expects to pay Marsh approximately $0.3 million. At both June 30, 2014 and December 31, 2013, there was a prepaid of $43,000 included in other current assets.

At December 31, 2013, the Company had $0.1 million due from an officer of the Company included in accounts receivable, net. These amounts represent federal and state tax withholdings paid by the Company on behalf of the officer. During the second quarter of 2014, this amount was fully repaid by the officer.

15. Segment Information

The Company reports two operating segments, U.S. and International, based on geographic customer base. The results of these operating segments are regularly reviewed by our chief operating decision maker, the President and Chief Executive Officer. The Company’s segments derive revenues through the manufacturing, marketing, selling and distribution of medical imaging products, focused primarily on cardiovascular diagnostic imaging. The U.S. segment comprises 77.5% of consolidated revenues for the three and six months ended June 30, 2014 as compared to 74.0% and 75.2% for the prior year comparative periods and 89.7% and 89.8% of consolidated assets at June 30, 2014 and December 31, 2013, respectively. All goodwill has been allocated to the U.S. operating segment.

Selected information for each business segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
U.S.	$62,981	$58,826	$124,368	$117,760
International	17,045	18,370	33,570	35,133

Total revenue, including inter-segment	80,026	77,196	157,938	152,893
Less inter-segment revenue	(4,413)	(6,595)	(8,989)	(11,274)

	$75,613	$70,601	$148,949	$141,619

Revenues from external customers
U.S.	$58,568	$52,231	$115,379	$106,486
International	17,045	18,370	33,570	35,133

	$75,613	$70,601	$148,949	$141,619

Operating income (loss)
U.S.	$8,417	$(4,274)	$15,437	$(13,298)
International	1,345	1,198	2,644	967

Total operating income (loss), including inter-segment	9,762	(3,076)	18,081	(12,331)
Inter-segment operating income (loss)	218	(800)	388	(781)

Operating income (loss)	9,980	(3,876)	18,469	(13,112)
Interest expense, net	(10,567)	(10,619)	(21,119)	(21,288)
Other (expense) income, net	(175)	(87)	(589)	634

Loss before income taxes	$(762)	$(14,582)	$(3,239)	$(33,766)

	June 30, 2014	December 31, 2013
Total Assets
U.S.	$225,638	$232,973
International	25,941	26,412

	$251,579	$259,385

16. Guarantor Financial Information

The Notes, issued by LMI, are guaranteed by Lantheus Intermediate, or the Parent Guarantor, and Lantheus Real Estate, one of Lantheus Intermediate’s wholly-owned consolidated subsidiaries, or the Guarantor Subsidiary. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheet information as of June 30, 2014 and December 31, 2013, comprehensive loss information for the three and six months ended June 30, 2014 and 2013 and cash flow information for the six months ended June 30, 2014 and 2013 for Lantheus Intermediate, LMI, the Guarantor Subsidiary and Lantheus Intermediate’s other wholly-owned subsidiaries, or the Non-Guarantor Subsidiaries. The condensed consolidating financial statements have been prepared on the same basis as the condensed consolidated financial statements of Lantheus Intermediate. The equity method of accounting is followed within this financial information.

Condensed Consolidating Balance Sheet Information

June 30, 2014

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Assets:
Current assets
Cash and cash equivalents	$—	$11,001	$—	$3,099	$—	$14,100
Accounts receivable, net	—	30,480	—	12,056	—	42,536
Intercompany accounts receivable	—	2,404	—	—	(2,404)	—
Inventory	—	13,359	—	2,942	—	16,301
Income tax receivable	—	321	—	275	—	596
Deferred tax assets	—	—	—	13	—	13
Other current assets	—	4,201	—	324	—	4,525

Total current assets	—	61,766	—	18,709	(2,404)	78,071
Property, plant and equipment, net	—	75,483	15,575	5,323	—	96,381
Capitalized software development costs, net	—	1,865	—	1	—	1,866
Intangibles, net	—	28,365	—	2,827	—	31,192
Goodwill	—	15,714	—	—	—	15,714
Deferred financing costs	—	8,549	—	—	—	8,549
Deferred tax assets	—	—	—	37	—	37
Investment in subsidiaries	(240,861)	40,461	—	—	200,400	—
Intercompany note receivable	—	—	—	5,511	(5,511)	—
Other long-term assets	—	19,563	—	206	—	19,769

Total assets	$(240,861)	$251,766	$15,575	$32,614	$192,485	$251,579

Liabilities and (deficit) equity:
Current liabilities
Line of Credit	$—	$13,500	$—	$—	$—	$13,500
Accounts payable	—	12,804	—	1,183	—	13,987
Intercompany accounts payable	—	—	—	2,404	(2,404)	—
Accrued expenses and other liabilities	—	20,593	—	3,298	—	23,891
Deferred tax liability	—	—	—	61	—	61
Deferred revenue	—	2,175	—	—	—	2,175

Total current liabilities	—	49,072	—	6,946	(2,404)	53,614
Asset retirement obligations	—	6,865	—	187	—	7,052
Long-term debt, net	—	399,159	—	—	—	399,159
Intercompany note payable	—	5,511	—	—	(5,511)	—
Deferred tax liability	—	—	—	8	—	8
Other long-term liabilities	—	32,020	—	587	—	32,607

Total liabilities	—	492,627	—	7,728	(7,915)	492,440
(Deficit) equity	(240,861)	(240,861)	15,575	24,886	200,400	(240,861)

Total liabilities and (deficit) equity	$(240,861)	$251,766	$15,575	$32,614	$192,485	$251,579

Condensed Consolidating Balance Sheet Information

December 31, 2013

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Assets:
Current assets
Cash and cash equivalents	$—	$11,995	$—	$4,674	$—	$16,669
Accounts receivable, net	—	28,099	—	10,811	—	38,910
Intercompany accounts receivable	—	2,671	—	—	(2,671)	—
Inventory	—	15,414	—	2,896	—	18,310
Income tax receivable	—	297	—	28	—	325
Deferred tax assets	—	—	—	18	—	18
Other current assets	—	2,906	—	181	—	3,087

Total current assets	—	61,382	—	18,608	(2,671)	77,319
Property, plant and equipment, net	—	76,068	15,615	5,970	—	97,653
Capitalized software development costs, net	—	1,468	—	2	—	1,470
Intangibles, net	—	31,838	—	3,160	—	34,998
Goodwill	—	15,714	—	—	—	15,714
Deferred financing costs	—	9,639	—	—	—	9,639
Deferred tax assets	—	—	—	15	—	15
Investment in subsidiaries	(237,088)	40,289	—	—	196,799	—
Intercompany note receivable	—	—	—	5,396	(5,396)	—
Other long-term assets	—	22,370	—	207	—	22,577

Total assets	$(237,088)	$258,768	$15,615	$33,358	$188,732	$259,385

Liabilities and (deficit) equity:
Current liabilities
Line of credit	$—	$8,000	$—	$—	$—	$8,000
Accounts payable	—	16,672	—	1,431	—	18,103
Intercompany accounts payable	—	—	—	2,671	(2,671)	—
Accrued expenses and other liabilities	—	21,409	—	4,083	—	25,492
Deferred tax liability	—	—	—	57	—	57
Deferred revenue	—	3,979	—	—	—	3,979

Total current liabilities	—	50,060	—	8,242	(2,671)	55,631
Asset retirement obligations	—	6,212	—	173	—	6,385
Long-term debt, net	—	399,037	—	—	—	399,037
Intercompany note payable	—	5,396	—	—	(5,396)	—
Deferred tax liability	—	—	—	12	—	12
Other long-term liabilities	—	35,151	—	257	—	35,408

Total liabilities	—	495,856	—	8,684	(8,067)	496,473
(Deficit) equity	(237,088)	(237,088)	15,615	24,674	196,799	(237,088)

Total liabilities and (deficit) equity	$(237,088)	$258,768	$15,615	$33,358	$188,732	$259,385

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended June 30, 2014

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$65,651	$—	$14,375	$(4,413)	$75,613
Cost of goods sold	—	36,329	—	12,638	(4,413)	44,554

Gross profit	—	29,322	—	1,737	—	31,059

Operating expenses
Sales and marketing expenses	—	8,515	—	887	—	9,402
General and administrative expenses	—	8,339	20	631	—	8,990
Research and development expenses	—	2,589	—	98	—	2,687

Operating income (loss)	—	9,879	(20)	121	—	9,980
Interest expense, net	—	(10,629)	—	62	—	(10,567)
Other (expense) income, net	—	(48)	—	(127)	—	(175)
Equity in earnings (losses) of affiliates	(1,636)	4	—	—	1,632	—

Income (loss) before income taxes	(1,636)	(794)	(20)	56	1,632	(762)
(Benefit) provision for income taxes	—	842	—	32	—	874

Net income (loss)	(1,636)	(1,636)	(20)	24	1,632	(1,636)

Foreign currency translation	—	—	—	603	—	603
Equity in other comprehensive income (loss) of subsidiaries	603	603	—	—	(1,206)	—

Total comprehensive income (loss)	$(1,033)	$(1,033)	$(20)	$627	$426	$(1,033)

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended June 30, 2013

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$60,886	$—	$16,310	$(6,595)	$70,601
Cost of goods sold	—	41,753	—	14,496	(6,595)	49,654

Gross profit	—	19,133	—	1,814	—	20,947

Operating expenses
Sales and marketing expenses	—	8,061	—	932	—	8,993
General and administrative expenses	—	7,581	20	692	—	8,293
Research and development expenses	—	7,471	—	66	—	7,537

Operating income (loss)	—	(3,980)	(20)	124	—	(3,876)
Interest expense, net	—	(10,665)	—	46	—	(10,619)
Other (expense) income, net	—	(153)	—	66	—	(87)
Equity in earnings (losses) of affiliates	(14,500)	94	—	—	14,406	—

Income (loss) before income taxes	(14,500)	(14,704)	(20)	236	14,406	(14,582)
(Benefit) provision for income taxes	—	(204)	—	122	—	(82)

Net income (loss)	(14,500)	(14,500)	(20)	114	14,406	(14,500)

Foreign currency translation	—	—	—	(996)	—	(996)
Equity in other comprehensive income (loss) of subsidiaries	(996)	(996)	—	—	1,992	—

Total comprehensive income (loss)	$(15,496)	$(15,496)	$(20)	$(882)	$16,398	$(15,496)

Condensed Consolidating Statement of Comprehensive Loss

Six Months Ended June 30, 2014

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$129,508	$—	$28,430	$(8,989)	$148,949
Cost of goods sold	—	71,868	—	24,950	(8,989)	87,829

Gross profit	—	57,640	—	3,480	—	61,120

Operating expenses
Sales and marketing expenses	—	17,004	—	1,896	—	18,900
General and administrative expenses	—	16,600	40	1,202	—	17,842
Research and development expenses	—	5,703	—	206	—	5,909

Operating income (loss)	—	18,333	(40)	176	—	18,469
Interest expense, net	—	(21,247)	—	128	—	(21,119)
Other (expense) income, net	—	(225)	—	(364)	—	(589)
Equity in earnings (losses) of affiliates	(2,921)	(160)	—	—	3,081	—

Income (loss) before income taxes	(2,921)	(3,299)	(40)	(60)	3,081	(3,239)
(Benefit) provision for income taxes	—	(378)	—	60	—	(318)

Net income (loss)	(2,921)	(2,921)	(40)	(120)	3,081	(2,921)

Foreign currency translation	—	—	—	332	—	332
Equity in other comprehensive income (loss) of subsidiaries	332	332	—	—	(664)	—

Total comprehensive income (loss)	$(2,589)	$(2,589)	$(40)	$212	$2,417	$(2,589)

Condensed Consolidating Statement of Comprehensive Loss

Six Months Ended June 30, 2013

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$121,037	$—	$31,856	$(11,274)	$141,619
Cost of goods sold	—	80,103	—	29,031	(11,274)	97,860

Gross profit	—	40,934	—	2,825	—	43,759

Operating expenses
Sales and marketing expenses	—	16,923	—	1,867	—	18,790
General and administrative expenses	—	17,259	40	1,247	—	18,546
Research and development expenses	—	19,421	—	114	—	19,535

Operating loss	—	(12,669)	(40)	(403)	—	(13,112)
Interest expense, net	—	(21,375)	—	87	—	(21,288)
Other (expense) income, net	—	630	—	4	—	634
Equity in earnings (losses) of affiliates	(34,312)	(355)	—	—	34,667	—

Income (loss) before income taxes	(34,312)	(33,769)	(40)	(312)	34,667	(33,766)
(Benefit) provision for income taxes	—	543	—	3	—	546

Net income (loss)	(34,312)	(34,312)	(40)	(315)	34,667	(34,312)

Foreign currency translation	—	—	—	(1,593)	—	(1,593)
Equity in other comprehensive income (loss) of subsidiaries	(1,593)	(1,593)	—	—	3,186	—

Total comprehensive income (loss)	$(35,905)	$(35,905)	$(40)	$(1,908)	$37,853	$(35,905)

Condensed Consolidating Cash Flow Information

Six Months Ended June 30, 2014

	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash used in operating activities	$—	$(2,472)	$—	$(1,768)	$—	$(4,240)

Cash flows from investing activities
Capital expenditures	—	(3,322)	—	(158)	—	(3,480)
Payments from subsidiary	808	—	—	—	(808)	—
Proceeds from sale of property, plant and equipment	—	227	—	—	—	227

Cash provided by (used in) investing activities	808	(3,095)	—	(158)	(808)	(3,253)

Cash flows from financing activities
Proceeds from line of credit	—	5,500	—	—	—	5,500
Payments on note payable	—	(35)	—	—	—	(35)
Deferred financing costs	—	(84)	—	—	—	(84)
Payments to parent	(808)	(808)	—	—	808	(808)

Cash provided by (used in) financing activities	(808)	4,573	—	—	808	4,573

Effect of foreign exchange rate on cash	—	—	—	351	—	351

Decrease in cash and cash equivalents	—	(994)	—	(1,575)	—	(2,569)
Cash and cash equivalents, beginning of period	—	11,995	—	4,674	—	16,669

Cash and cash equivalents, end of period	$—	$11,001	$—	$3,099	$—	$14,100

Condensed Consolidating Cash Flow Information

Six Months Ended June 30, 2013

	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by (used in) operating activities	$—	$(15,339)	$—	$964	$(1,738)	$(16,113)

Cash flows from investing activities
Capital expenditures	—	(2,774)	—	(22)	—	(2,796)
Intercompany note	—	—	—	(2,218)	2,218	—
Proceeds from dividend	—	4,174	—	—	(4,174)	—

Cash provided by (used in) investing activities	—	1,400	—	(2,240)	(1,956)	(2,796)

Cash flows from financing activities
Proceeds from line of credit	—	8,000	—	—	—	8,000
Payments on note payable	—	(777)	—	—	—	(777)
Deferred financing costs	—	(157)	—	—	—	(157)
Payments from parent	—	233	—	—	—	233
Intercompany note	—	2,218	—	—	(2,218)	—
Payment of dividend	—	—	—	(5,912)	5,912	—

Cash provided by (used in) financing activities	—	9,517	—	(5,912)	3,694	7,299

Effect of foreign exchange rate on cash	—	—	—	(1,134)	—	(1,134)

Increase (decrease) in cash and cash equivalents	—	(4,422)	—	(8,322)	—	(12,744)
Cash and cash equivalents, beginning of period	—	17,635	—	13,960	—	31,595

Cash and cash equivalents, end of period	$—	$13,213	$—	$5,638	$—	$18,851

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this quarterly report are forward-looking statements. Such forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and include words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “should,” “could,” “predicts,” “hopes” and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) outlook and expectations related to the global isotope supply and products manufactured at Ben Venue Laboratories, Inc., or BVL, Jubilant HollisterStier, or JHS, and Pharmalucence; (ii) our outlook and expectations including, without limitation, in connection with continued market expansion and penetration for our commercial products, particularly DEFINITY; (iii) our outlook and expectations related to our intention to seek to engage strategic partners to assist in developing and potentially commercializing development candidates; and (iv) our liquidity, including our belief that our existing cash, cash equivalents, anticipated revenues and availability under our revolving credit facility are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward- looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this quarterly report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	our dependence upon third parties for the manufacture and supply of a substantial portion of our products;

•	risks associated with the technology transfer programs to secure production of our products at alternate contract manufacturer sites;

•	risks associated with the manufacturing and distribution of our products and the regulatory requirements related thereto;

•	the instability of the global Moly supply;

•	our ability to continue to increase segment penetration for DEFINITY in suboptimal echocardiograms;

•	risks associated with supply and demand for Xenon;

•	our dependence on key customers and group purchasing organization arrangements for our medical imaging products, and our ability to maintain and profitably renew our contracts and relationships with those key customers and group purchasing organizations;

•	our ability to compete effectively, including in connection with pricing pressures and new market entrants;

•	the dependence of certain of our customers upon third party healthcare payors and the uncertainty of third party coverage and reimbursement rates;

•	uncertainties regarding the impact of U.S. healthcare reform on our business, including related reimbursements for our current and potential future products;

•	our being subject to extensive government regulation and our potential inability to comply with those regulations;

•	potential liability associated with our marketing and sales practices;

•	the occurrence of any side effects with our products;

•	our exposure to potential product liability claims and environmental liability;

•	risks associated with our lead agent in development, flurpiridaz F 18, including our ability to:

•	attract strategic partners to successfully complete the Phase 3 clinical program and possibly commercialize the agent;

•	obtain FDA approval; and

•	gain post-approval market acceptance and adequate reimbursement;

•	risks associated with being able to negotiate in a timely manner relationships with potential strategic partners to advance our other development programs on acceptable terms, or at all;

•	the extensive costs, time and uncertainty associated with new product development, including further product development relying on external development partners;

•	our inability to introduce new products and adapt to an evolving technology and diagnostic landscape;

•	our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;

•	risks related to our outstanding indebtedness and our ability to satisfy those obligations;

•	risks associated with the current economic environment, including the U.S. credit markets;

•	risks associated with our international operations;

•	our inability to adequately protect our facilities, equipment and technology infrastructure;

•	our inability to hire or retain skilled employees and key personnel;

•	costs and other risks associated with the Sarbanes-Oxley Act and the Dodd-Frank Act; and

•	other factors that are described in “Risk Factors” under Part II – Item 1A of this report.

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

Overview

We are a global leader in developing, manufacturing, selling and distributing innovative diagnostic medical imaging agents and products that assist clinicians in the diagnosis of cardiovascular and other diseases. Our agents are routinely used to diagnose coronary artery disease, congestive heart failure, stroke, peripheral vascular disease and other diseases. Clinicians use our imaging agents and products across a range of imaging modalities, including nuclear imaging, echocardiography and MRI. We believe that the resulting improved diagnostic information enables healthcare providers to better detect and characterize, or rule out, disease, potentially achieving improved patient outcomes, reducing patient risk and limiting overall costs for payers and the entire healthcare system.

Our commercial products are used by nuclear physicians, cardiologists, radiologists, internal medicine physicians, technologists and sonographers working in a variety of clinical settings. We sell our products to radiopharmacies, hospitals, clinics, group practices, integrated delivery networks, group purchasing organizations and, in certain circumstances, wholesalers.

We sell our products globally and have operations in the United States, Puerto Rico, Canada and Australia and distribution relationships in Europe, Asia Pacific and Latin America.

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

Sales of our contrast agent, DEFINITY, are made through our sales team of approximately 80 employees. In the United States, our nuclear imaging products, including TechneLite and Cardiolite, are primarily distributed through approximately 350 radiopharmacies that are controlled by or associated with Cardinal, GE Healthcare, UPPI and Triad Isotopes, Inc., or Triad. A small portion of our nuclear imaging product sales in the United States are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical capabilities. Outside the United States, we own five radiopharmacies in Canada and two radiopharmacies in each of Puerto Rico and Australia. We also maintain a direct sales force in each of these countries. In Europe, Asia Pacific and Latin America, we rely on third party distributors to market, sell and distribute our nuclear imaging and contrast agent products, either on a country-by-country basis or on a multicountry regional basis.

The following table sets forth our revenue derived from our principal products:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2014	%	2013	%	2014	%	2013	%
DEFINITY	$23,516	31.1%	$18,742	26.5%	$45,874	30.8%	$35,771	25.2%
TechneLite	23,525	31.1	25,254	35.8	46,566	31.3	47,680	33.6
Xenon	8,899	11.8	7,647	10.8	18,609	12.5	15,970	11.3
Cardiolite	4,812	6.4	5,188	7.4	9,492	6.4	16,098	11.4
Other	14,861	19.6	13,770	19.5	28,408	19.0	26,100	18.5

Revenues	$75,613	100.0%	$70,601	100.0%	$148,949	100.0%	$141,619	100.0%

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

Historically, we relied on BVL in Bedford, Ohio as our sole manufacturer of DEFINITY, Neurolite and evacuation vials, an ancillary component for our TechneLite generators, and as one of two manufacturers of Cardiolite. Our products were manufactured at the South Complex, where BVL also manufactured products for a number of other pharmaceutical customers. In July 2010, BVL temporarily shutdown the South Complex, in order to upgrade the facility to meet certain regulatory requirements. BVL had originally planned for the shutdown of the South Complex to run through March 2011 and to resume production of our products in April 2011. In anticipation of the shutdown, BVL manufactured for us additional inventory of these products to meet our expected needs during this period. A series of unexpected delays at BVL, however, resulted in a stockout for Neurolite from the third quarter 2011 until the third quarter 2013, product outages and shortages for DEFINITY in much of 2012 and product outages and shortages for Cardiolite in 2012 and 2013. Until JHS is approved by certain foreign regulatory authorities to manufacture our products, we will also face continued limitations on where we can sell our products outside the United States.

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

Although BVL was able to resume some manufacturing under the new agreements, BVL continued to face regulatory and supply challenges and, in October 2013, it announced that it would cease to manufacture further new batches of our products in its Bedford, Ohio facility. In November 2013, in connection with the termination of our manufacturing agreement, we and BVL entered into a settlement agreement, or the Settlement Agreement, which provided, among other things, that BVL pay us an additional $8.9 million. BVL was also obligated to use commercially reasonable efforts to finalize specific batches of DEFINITY, Cardiolite and saline manufactured and not yet released by the BVL quality function for commercial distribution. BVL has since released for commercial distribution all of our remaining manufactured product that was awaiting quality approval.

We are also currently working to secure additional alternative suppliers for our key products as part of our ongoing supply chain diversification strategy. On November 12, 2013, we entered into a Manufacturing and Supply Agreement with Pharmalucence to manufacture and supply DEFINITY. We currently believe that Pharmalucence will obtain FDA approval to manufacture DEFINITY in 2015.

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

Global Isotope Supply

Currently, our largest supplier of Moly and our only supplier of Xenon is Nordion, which relies on the NRU reactor in Chalk River, Ontario. For Moly, we currently have a supply agreement with Nordion that runs through December 31, 2015, subject to certain early termination provisions (that cannot be effective prior to October 1, 2014) and supply agreements with NTP of South Africa, ANSTO of Australia, and IRE of Belgium, each running through December 31, 2017. For Xenon, we have a purchase order relationship with Nordion. The Canadian government requires the NRU reactor to shut down for at least four weeks at least once a year for inspection and maintenance. The 2014 shutdown period ran from April 13, 2014 until May 13, 2014, and we were able to source all of our standing order customer demand for Moly during this time period from our other suppliers. However, because Xenon is a by- product of the Moly production process and is currently captured only by NRU, during this shutdown period, we were not able to supply all of our standing order customer demand for Xenon during the outage. Because the month-long NRU shutdown was fully anticipated in our 2014 budgeting process, the shutdown did not have a material adverse effect on our results of operations, financial condition and cash flows.

We believe we are well-positioned with our current supply partners to have a secure supply of Moly, including low-enriched uranium, or LEU Moly, when the NRU reactor commercial operations cease in 2016. We are currently pursuing alternative sources of Xenon on a global basis. If we are not able to secure a new producer of Xenon prior to the 2016 and obtain regulatory approval to sell Xenon from that new producer, we will no longer be able to offer Xenon. In addition, Nordion recently announced that it has entered into a definitive agreement to be acquired by Sterigenics. As a result of this transaction, our supplier could change the terms on which we obtain Xenon.

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

We also believe that there has been an overall decline in the MPI study market because decreased levels of patient studies during the Moly shortage period have not returned to pre-shortage levels and industry-wide cost- containment initiatives that have resulted in a transition of where imaging procedures are performed, from free standing imaging centers to the hospital setting. We expect these factors will continue to affect technetium demand in the future.

In November 2013, the Centers for Medicare and Medicaid Services, or CMS, announced the 2014 final Medicare payment rules for hospital outpatient settings. Under the final rules, each technetium dose produced from a generator for a diagnostic procedure in a hospital outpatient setting is reimbursed by Medicare at a higher rate if that technetium dose is produced from a generator containing Moly sourced from at least 95 percent LEU. We currently understand that CMS expects to continue this incentive program for the foreseeable future. In January 2013, we began to offer a TechneLite generator which contains Moly sourced from at least 95 percent LEU and which satisfies the requirements for reimbursement under this incentive program. Although demand for LEU generators appears to be growing, it is too early to tell whether this incremental reimbursement for LEU Moly generators will result in a material increase in our generator sales.

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

These factors have impacted the carrying value of our Cardiolite trademark intangible asset as further described in “Gross Profit.”

Research and Development Expenses

To remain a leader in the marketplace, we have historically made substantial investments in new product development. As a result, the positive contributions of those internally funded R&D programs have been a key factor in our historical results and success. In March 2013, we implemented a strategic shift in how we intend to fund our important R&D programs. We have reduced our internal R&D resources while at the same time we are seeking to engage strategic partners to assist us in the further development and commercialization of our important agents in development, including flurpiridaz F 18, 18F LMI 1195 and LMI 1174. As a result of this shift, we are seeking strategic partners to assist us with the further development and possible commercialization of flurpiridaz F 18. For our other two important agents in development, 18F LMI 1195 and LMI 1174, we will also seek to engage strategic partners to assist us with the ongoing development activities relating to these agents.

Segments

We report our results of operations in two operating segments: United States and International. We generate a greater proportion of our revenue and operating income in the United States segment, which consists of all regions of the United States with the exception of Puerto Rico. We expect our percentage of revenue and net income derived from our International segment to continue to increase in future periods as we continue to expand globally.

Executive Overview

Our results in the three and six months ended June 30, 2014 reflect the following:

•	increased revenues and segment penetration for DEFINITY in the suboptimal echocardiogram segment as a result of sustained availability of product supply;

•	decreased revenues from our Cardiolite products resulting from continued generic competition;

•	increased revenues resulting from the return of Neurolite product supply in the third quarter of 2013;

•	the impact of certain cost savings actions taken in March 2013 as we finish implementing the strategic shift in how we fund our research and development, or R&D, programs;

•	lower material costs incurred for the production of TechneLite; and

•	lower international revenues across product lines because of unfavorable foreign exchange and competitive pressures.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Revenues	$75,613	$70,601	$148,949	$141,619
Cost of goods sold	44,554	49,654	87,829	97,860

Gross profit	31,059	20,947	61,120	43,759

Operating expenses
Sales and marketing expenses	9,402	8,993	18,900	18,790
General and administrative expenses	8,990	8,293	17,842	18,546
Research and development expenses	2,687	7,537	5,909	19,535

Total operating expenses	21,079	24,823	42,651	56,871

Operating income (loss)	9,980	(3,876)	18,469	(13,112)
Interest expense, net	(10,567)	(10,619)	(21,119)	(21,288)
Other (expense) income, net	(175)	(87)	(589)	634

Loss before income taxes	(762)	(14,582)	(3,239)	(33,766)
Provision (benefit) for income taxes	874	(82)	(318)	546

Net loss	(1,636)	(14,500)	(2,921)	(34,312)

Foreign currency translation	603	(996)	332	(1,593)

Total comprehensive loss	$(1,033)	$(15,496)	$(2,589)	$(35,905)

Revenues

Revenues are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
United States
DEFINITY	$23,019	$18,291	$45,003	$35,037
TechneLite	20,624	22,140	40,723	41,712
Xenon	8,899	7,638	18,605	15,945
Cardiolite	506	432	1,027	6,862
Other	5,520	3,730	10,021	6,930

Total U.S. revenues	$58,568	$52,231	$115,379	$106,486

International
DEFINITY	$497	$451	$871	$734
TechneLite	2,901	3,114	5,843	5,968
Xenon	—	9	4	25
Cardiolite	4,306	4,756	8,465	9,236
Other	9,341	10,040	18,387	19,170

Total International revenues	$17,045	$18,370	$33,570	$35,133

Revenues	$75,613	$70,601	$148,949	$141,619

Total revenues increased $5.0 million, or 7.1%, to $75.6 million in the three months ended June 30, 2014, as compared to $70.6 million in the three months ended June 30, 2013. U.S. segment revenue increased $6.4 million, or 12.1%, to $58.6 million in the three months ended June 30, 2014, as compared to $52.2 million in the prior year period. The International segment revenues decreased $1.4 million, or 7.2%, to $17.0 million in the three months ended June 30, 2014, as compared to $18.4 million in the prior year period.

Total revenues increased $7.3 million, or 5.2%, to $148.9 million in the six months ended June 30, 2014, as compared to $141.6 million in the six months ended June 30, 2013. U.S. segment revenue increased $8.9 million, or 8.4%, to $115.4 million in the six months ended June 30, 2014, as compared to $106.5 million in the prior year period. The International segment revenues decreased $1.5 million, or 4.4%, to $33.6 million in the six months ended June 30, 2014, as compared to $35.1 million in the prior year period.

The increase in U.S. segment revenues for the three months ended June 30, 2014, as compared to the prior year period is primarily due to a $4.7 million increase in DEFINITY as a result of higher unit volumes, a $2.9 million increase in Neurolite as the product returned to market in September 2013 and a $1.3 million increase in Xenon primarily due to higher selling prices. Offsetting these increases was a decrease in TechneLite revenues of $1.5 million over the prior period as a result of a contract with a significant customer that reduced volume commitments and a $1.1 million decrease in Quadramet revenues due to less unit volume since we transitioned to being the direct manufacturer at the end of 2013.

The increase in U.S. segment revenues for the six months ended June 30, 2014, as compared to the prior year period is primarily due to a $10.0 million increase in DEFINITY as a result of higher unit volumes, a $4.8 million increase in Neurolite as the product returned to market in September 2013 and a $2.7 million increase in Xenon primarily due to higher selling prices. Offsetting these increases was a decrease in Cardiolite revenues of $5.8 million over the prior period as a result of a contract with a significant customer that reduced unit pricing and volume commitments and a $2.2 million decrease in Quadramet revenues due to less unit volume since we transitioned to being the direct manufacturer at the end of 2013.

The decrease in the International segment revenues for the three months ended June 30, 2014, as compared to the prior year period is primarily due to $0.8 million unfavorable foreign exchange, combined with a $0.8 million decrease in third party product sales as a result of competitive pressure in certain international markets. Offsetting these decreases was a $0.2 million increase in Neurolite sales driven by the return of finished product to the market and $0.3 million increase in Thallium sales primarily in Asia Pacific.

The decrease in the International segment revenues for the six months ended June 30, 2014, as compared to the prior year period is primarily due to $2.1 million unfavorable foreign exchange, combined with a $1.5 million decrease in third party product sales as a result of competitive pressure in certain international markets. Offsetting these decreases was a $1.1 million increase in Neurolite sales driven by the return of finished product to the market and $0.5 million increase in Thallium sales primarily in Asia Pacific. In addition, TechneLite and DEFINITY revenues increased by $0.5 million due to increased unit volume.

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

An analysis of the amount of, and change in, reserves is summarized as follows:

(dollars in thousands)	Rebates	Allowances	Total
Balance, as of January 1, 2013	$1,542	$66	$1,608
Current provisions relating to revenues in current year	4,696	243	4,939
Adjustments relating to prior years’ estimate	(21)	—	(21)
Payments/credits relating to revenues in current year	(3,438)	(220)	(3,658)
Payments/credits relating to revenues in prior years	(1,040)	(69)	(1,109)

Balance, as of December 31, 2013	1,739	20	1,759
Current provisions relating to revenues in current year	3,311	174	3,485
Adjustments relating to prior years’ estimate	(58)	—	(58)
Payments/credits relating to revenues in current year	(1,756)	(131)	(1,887)
Payments/credits relating to revenues in prior years	(944)	(20)	(964)

Balance, as of June 30, 2014	$2,292	$43	$2,335

Accrued sales rebates were approximately $2.3 million and $1.7 million at June 30, 2014 and December 31, 2013, respectively. The $0.6 million increase in accrued sales rebates is primarily associated with a new rebate program associated with the Quadramet product.

Costs of Goods Sold

Cost of goods sold consists of manufacturing, distribution, intangible asset amortization and other costs related to our commercial products. In addition, it includes the write-off of excess and obsolete inventory.

Cost of goods sold is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
United States	$31,991	$35,957	$63,256	$70,020
International	12,563	13,697	24,573	27,840

Total Cost of Goods Sold	$44,554	$49,654	$87,829	$97,860

Total cost of goods sold decreased $5.1 million, or 10.3%, to $44.6 million in the three months ended June 30, 2014, as compared to $49.7 million in the three months ended June 30, 2013. U.S. segment cost of goods sold decreased approximately $4.0 million, or 11.0%, to $32.0 million in the three months ended June 30, 2014, as compared to $36.0 million in the prior year period. For the three months ended June 30, 2014, the International segment cost of goods sold decreased $1.1 million, or 8.3%, to $12.6 million, as compared to $13.7 million in the prior year period.

Total cost of goods sold decreased $10.0 million, or 10.3%, to $87.8 million in the six months ended June 30, 2014, as compared to $97.9 million in the six months ended June 30, 2013. U.S. segment cost of goods sold decreased approximately $6.8 million, or 9.7%, to $63.3 million in the six months ended June 30, 2014, as compared to $70.0 million in the prior year period. For the six months ended June 30, 2014, the International segment cost of goods sold decreased $3.3 million, or 11.7%, to $24.6 million, as compared to $27.8 million in the prior year period.

The decrease in the U.S. segment cost of goods sold for the three months ended June 30, 2014 over the prior year period is primarily due to a decrease of $2.7 million in the cost of goods associated with TechneLite due to lower material costs and lower unit volumes. In addition, there was a $1.3 million decrease in Cardiolite cost of goods as a result of lower amortization expense due to a write-down in the Cardiolite trademark intangible asset in the fourth quarter of 2013, and $0.7 million decrease in Neurolite cost of goods due to lower technology transfer costs. Offsetting these decreases was a $1.1 million increase in DEFINITY cost of goods due to higher sales unit volumes and higher technology transfer costs.

The decrease in the U.S. segment cost of goods sold for the six months ended June 30, 2014 over the prior year period is primarily due to a decrease of $5.0 million in cost of goods associated with Cardiolite as a result of lower amortization expense due to a write-down in the Cardiolite trademark intangible asset in the fourth quarter of 2013 and lower unit volumes sold. In addition, TechneLite cost of goods decreased $2.7 million due to lower material costs and sales unit volume. Offsetting these decreases was a $1.6 million increase in DEFINITY cost of goods due to higher sales unit volumes and higher technology transfer costs.

The decrease in the International segment cost of goods sold for the three months ended June 30, 2014 over the prior year period is primarily due to $0.4 million favorable foreign exchange impact, combined with $0.7 million decreases as a result of lower sales volume and reduced costs associated with increased operating efficiencies.

The decrease in the International segment cost of goods sold for the six months ended June 30, 2014 over the prior year period is primarily due to $1.1 million favorable foreign exchange impact. Additionally, cost of goods sold decreased by $2.1 million as compared to the prior year period primarily due to lower volume of more expensive substitute products sold in the current period as a result of the return of supply and reduced costs associated with increased operating efficiencies.

Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
United States	$26,577	$16,274	$52,123	$36,466
International	4,482	4,673	8,997	7,293

Total Gross Profit	$31,059	$20,947	$61,120	$43,759

Total gross profit increased $10.1 million, or 48.3%, to $31.1 million in the three months ended June 30, 2014, as compared to $20.9 million in the three months ended June 30, 2013. U.S. segment gross profit increased $10.3 million, or 63.3%, to $26.6 million in the three months ended June 30, 2014, as compared to $16.3 million in the prior year period. For the three months ended June 30, 2014, the International segment gross profit decreased $0.2 million, or 4.1%, to $4.5 million, as compared to $4.7 million in the prior year period.

Total gross profit increased $17.4 million, or 39.7%, to $61.1 million in the six months ended June 30, 2014, as compared to $43.8 million in the six months ended June 30, 2013. U.S. segment gross profit increased $15.7 million, or 42.9%, to $52.1 million in the six months ended June 30, 2014, as compared to $36.5 million in the prior year period. For the six months ended June 30, 2014, the International segment gross profit increased $1.7 million, or 23.4%, to $9.0 million, as compared to $7.3 million in the prior year period.

The increase in the U.S. segment gross profit for the three months ended June 30, 2014 over the prior year period is primarily due to a $3.6 million increase in DEFINITY gross profit due to higher unit volumes and a $3.6 million increase for Neurolite gross profit since the product returned to market in September 2013 and lower technology transfer costs. In addition, Cardiolite gross profit increased $1.4 million due to lower amortization expense, Xenon gross profit increased by $1.2 million due to higher selling price, and TechneLite gross profit increased by $1.2 million primarily due to lower material costs and higher selling price. Offsetting these increases was a $1.3 million decrease in Quadramet gross profit due to less unit volume since we transitioned as the direct manufacturer at the end of 2013.

The increase in the U.S. segment gross profit for the six months ended June 30, 2014 over the prior year period is primarily due to a $8.3 million increase in DEFINITY gross profit due to higher unit volumes and a $4.4 million increase for Neurolite gross profit since the product returned to market in September 2013. In addition, Xenon gross profit increased by $2.8 million due to higher selling price and TechneLite gross profit increased by $1.7 million primarily due to lower material costs and higher selling price. Offsetting these increases was a $2.4 million decrease in Quadramet gross profit due to less unit volume since we transitioned as the direct manufacturer at the end of 2013.

The decrease in the International segment gross profit for the three months ended June 30, 2014 over the prior year period is primarily due to unfavorable foreign exchange impact of $0.4 million, partially offset by reduced costs associated with increased operating efficiencies.

The increase in the International segment gross profit for the six months ended June 30, 2014 over the prior year period is primarily due to the return of Neurolite finished product to the market, lower volume of more expensive substitute products sold in the current period as a result of the return of supply and reduced costs associated with increased operating efficiencies. These increases were partially offset by unfavorable foreign exchange impact of $1.1 million.

Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
United States	$8,298	$7,871	$16,598	$16,582
International	1,104	1,122	2,302	2,208

Total Sales and Marketing	$9,402	$8,993	$18,900	$18,790

Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, business development and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.

Total sales and marketing expenses increased $0.4 million, or 4.5%, to $9.4 million in the three months ended June 30, 2014, as compared to $9.0 million in the three months ended June 30, 2013. In the U.S. segment, sales and marketing expense increased $0.4 million, or 5.4%, to $8.3 million in the three months ended June 30, 2014, as compared to $7.9 million in the prior year period. In the International segment, sales and marketing expense remained flat as compared to the prior year period.

Total sales and marketing expenses increased $0.1 million, or 0.6%, to $18.9 million in the six months ended June 30, 2014, as compared to $18.8 million in the six months ended June 30, 2013. In the U.S. segment, sales and marketing expense remained flat as compared to the prior year period. In the International segment, sales and marketing expense increased $0.1 million, or 4.2%, to $2.3 million in the six months ended June 30, 2014, as compared to $2.2 million in the prior year period.

The increase in the U.S. segment sales and marketing expenses for the three and six months ended June 30, 2014 over the prior year periods is primarily due to an increase in market research for DEFINITY as well as higher credit card fees given the increase in DEFINITY revenues. Offsetting these increases were decreases in headcount and employee related expenses due to lower headcount.

The increase in the International segment sales and marketing expenses for the six months ended June 30, 2014 over the prior year period is primarily due to higher headcount and employee related expenses.

General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
United States	$8,359	$7,601	$16,640	$17,299
International	631	692	1,202	1,247

Total General and Administrative	$8,990	$8,293	$17,842	$18,546

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

Total general and administrative expenses increased $0.7 million, or 8.4%, to $9.0 million in the three months ended June 30, 2014, as compared to $8.3 million in the three months ended June 30, 2013. In the U.S. segment, general and administrative expense increased $0.8 million, or 10.0%, to $8.4 million in the three months ended June 30, 2014, as compared to $7.6 million in the prior year period. In the International segment, general and administrative expense remained flat as compared to the prior year period.

Total general and administrative expenses decreased $0.7 million, or 3.8%, to $17.8 million in the six months ended June 30, 2014, as compared to $18.5 million in the six months ended June 30, 2013. In the U.S. segment, general and administrative expense decreased $0.7 million, or 3.8%, to $16.6 million in the six months ended June 30, 2014, as compared to $17.3 million in the prior year period. In the International segment, general and administrative expense remained flat as compared to the prior year period.

The increase in the U.S. segment general and administrative expenses for the three months ended June 30, 2014 over the prior year period is primarily due to an increase in employee related expenses including recruitment. Offsetting these increases were decreases in contracted services due to cost savings achieved through the renegotiation of certain information technology related contracts.

The decrease in the U.S. segment general and administrative expenses for the six months ended June 30, 2014 over the prior year period is primarily due to higher severance expense in the prior year period related to the reduction in force in the first quarter of 2013, lower legal expense due to reduced amount of services and cost savings achieved through the renegotiation of certain information technology related contracts. Offsetting these decreases were increases in employee related expenses including recruitment.

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
United States	$2,589	$7,471	$5,703	$19,421
International	98	66	206	114

Total Sales and Marketing	$2,687	$7,537	$5,909	$19,535

Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to its medical affairs, medical information and regulatory functions. We do not allocate research and development expenses incurred in the United States to our International segment.

Total research and development expenses decreased $4.8 million, or 64.3%, to $2.7 million in the three months ended June 30, 2014, as compared to $7.5 million in the three months ended June 30, 2013. In the U.S. segment, research and development expense decreased $4.9 million, or 65.3%, to $2.6 million in the three months ended June 30, 2014, as compared to $7.5 million in the prior year period. In the International segment, research and development expense remained flat as compared to the prior year period.

Total research and development expenses decreased $13.6 million, or 69.8%, to $5.9 million in the six months ended June 30, 2014, as compared to $19.5 million in the six months ended June 30, 2013. In the U.S. segment, research and development expense decreased $13.7 million, or 70.6%, to $5.7 million in the six months ended June 30, 2014, as compared to $19.4 million in the prior year period. In the International segment, research and development expense increased $0.1 million, or 80.7%, to $0.2 million in the six months ended June 30, 2014, as compared to $0.1 million in the prior year period.

The decrease in the U.S. segment research and development expenses for both the three and six months ended June 30, 2014 over the prior year periods are primarily due to a decline in external expense associated with Phase 3 clinical trial for flurpiridaz F 18 as we completed patient enrollment during the third quarter of 2013. In addition, we had lower headcount related to the reduction in force in the first quarter of 2013 as a result of a strategic shift to use fewer internal resources as we seek strategic partners to assist in the future development and commercialization of our development candidates.

The increase in the International segment sales and marketing expenses for the six months ended June 30, 2014 over the prior year period is primarily due to a higher allocation of depreciation expense to research and development.

Other (Expense) Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Interest expense	$(10,572)	$(10,647)	$(21,132)	$(21,358)
Interest income	5	28	13	70
Other (expense) income, net	(175)	(87)	(589)	634

Total other expense, net	$(10,742)	$(10,706)	$(21,708)	$(20,654)

Interest Expense

For the three and six months ended June 30, 2014, compared to the same periods in 2013, interest expense decreased by $0.1 million and $0.2 million, respectively, as a result of decreased amortization related to deferred financing costs.

Interest Income

For the three and six months ended June 30, 2014, compared to the same periods in 2013, interest income decreased by $23,000 and $57,000, respectively, as a result of the change in balances in interest bearing accounts.

Other (Expense) Income, net

For the three and six months ended June 30, 2014, compared to the same periods in 2013, other expense increased by $0.1 million and $1.2 million, respectively, as a result of a net $1.2 million impact associated with a state tax settlement indemnified by BMS. In addition, during the six months ended June 30, 2013, we received $0.4 million in consideration from the extinguishment of our membership interest in a mutual insurance company.

(Benefit) provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Provision (benefit) for income taxes	$874	$(82)	$(318)	$546

For the six months ended June 30, 2014 and 2013, our effective tax rate was (9.8)% and (1.6)%, respectively. The $1.0 million increase in the tax provision for the three months ended June 30, 2014, as compared to the same period in 2013, was impacted primarily by a larger pre-tax income, higher tax rate and no reversal of uncertain tax positions relating to state taxes as a result of the closing of the statute of limitations. The $0.9 million decrease in the tax provision for the six months ended June 30, 2014, as compared to the same period in 2013, was impacted primarily by a larger pre-tax loss and higher tax rate which was offset by the New York State settlement benefit, which exceeded the prior year reversal of an uncertain tax position relating to state taxes as a result of the closing of statute of limitations. Our tax rate is also affected by recurring items, such as tax rates in foreign jurisdictions, which we expect to be fairly consistent in the near term, as well as other discrete events that may not be consistent from year-to-year. The following items had the most significant impact on the differences between our statutory U.S. federal income tax rate of 35% and our effective tax rate during the three and six months ended:

Three months ended June 30, 2014

•	A $0.7 million increase in our uncertain tax positions relating to accrued interest associated with state tax nexus and transfer pricing matters.

•	A $0.4 million increase relating to loss corporations with full valuation allowances for which the losses are not benefited.

Six months ended June 30, 2014

•	A $1.8 million decrease in our uncertain tax positions relating to the New York State settlement agreement.

•	A $1.4 million increase in our uncertain tax positions relating to accrued interest associated with state tax nexus and transfer pricing matters.

•	A $1.4 million increase relating to loss corporations with full valuation allowances for which the losses are not benefited.

Three months ended June 30, 2013

•	A $5.3 million increase to our valuation allowance against net domestic deferred tax assets.

•	A $0.7 million increase in our uncertain tax positions relating to accrued interest associated with state tax nexus and transfer pricing matters.

•	A $0.9 million decrease in our uncertain tax positions relating to the closing of a statute of limitations relating to a state tax matter.

Six months ended June 30, 2013

•	A $11.8 million increase to our valuation allowance against net domestic deferred tax assets.

•	A $1.4 million increase in our uncertain tax positions relating to accrued interest associated with state tax nexus and transfer pricing matters.

•	A $0.9 million decrease in our uncertain tax positions relating to the closing of a statute of limitations relating to a state tax matter.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows:

	Six Months Ended June 30,
(dollars in thousands)	2014	2013	$ Change
Cash provided by (used in):
Operating activities	$(4,240)	$(16,113)	$11,873
Investing activities	$(3,253)	$(2,796)	$(457)
Financing activities	$4,573	$7,299	$(2,726)

Net Cash Used in Operating Activities

Cash used in operating activities is primarily driven by our earnings and changes in working capital. The decrease in cash used in operating activities for the six months ended June 30, 2014 as compared to 2013 was primarily driven by a decrease in net loss. This improvement was offset by cash flow decreases in accounts payable primarily due to the timing of payments and cash flow decreases in accounts receivable due to the timing of receipts.

Net Cash Used in Investing Activities

The increase in net cash used in investing activities in the six months ended June 30, 2014 as compared to 2013 primarily reflects increased spending on the purchase of property and equipment.

Net Cash Provided by Financing Activities

Our primary sources of cash in financing activities are related to proceeds from our line of credit. The decrease in net cash provided by financing activities in the six months ended June 30, 2014 as compared to 2013 was primarily driven by less borrowings under our line of credit.

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

On March 21, 2011, we issued an additional $150.0 million in aggregate principal amount of New Restricted Notes, net of issuance costs of $4.9 million, under the indenture, dated as of May 10, 2010, as supplemented by the First Supplemental Indenture, dated as of March 14, 2011, and the Second Supplemental Indenture, dated as of March 21, 2011, or together, the Indenture. The net proceeds were used to repurchase all of the remaining Series A Preferred Stock at the accreted value of approximately $44.0 million and to issue an approximate $106.0 million dividend to our common security holders. On May 10, 2011, we consummated an exchange offer where we exchanged $150.0 million aggregate principal amount of New Restricted Notes for an equal principal amount of 9.750% Senior Notes due 2017, or the New Exchange Notes, registered under the Securities Act, with substantially identical terms in all respects.

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

In connection with the Restricted Notes issuance, we entered into a revolving facility, or the Old Facility, for total borrowings up to $42.5 million. During 2012, we entered into an unfunded Standby Letter of Credit for up to $8.8 million to support a surety bond related to a statutory decommissioning obligation we have in connection with our Billerica facility. The unfunded Standby Letter of Credit decreased the borrowing availability under the Old Facility by $8.8 million.

On July 3, 2013, we entered into an amended and restated asset-based revolving credit facility, or our revolving credit facility, in an aggregate principal amount not to exceed $42.5 million. On June 24, 2014, we entered into an amendment of our revolving credit facility, which, among other things, increased the revolving credit commitments under our revolving credit facility to $50.0 million; provided that, subsequent to the amendment, borrowings in excess of $42.5 million thereunder are subject to certification of compliance with (x) the debt and lien covenants under the indenture for the Notes and (y) an additional $3.0 million of secured debt capacity under the indenture for the Notes.

Subsequent to the amendment, the revolving loans under our revolving credit facility bear interest, with pricing based from time to time at our election at (i) LIBOR plus a spread of 2.00% or (ii) the Reference Rate (as defined in our revolving credit facility) plus a spread of 1.00%. Our revolving credit facility also includes an unused line fee, which, subsequent to the amendment, is set at 0.375%. Our revolving credit facility expires on the earlier of (i) July 3, 2018 or (ii) if the outstanding Notes are not refinanced in full, the date that is 91 days before the maturity thereof, at which time all outstanding borrowings are due and payable.

As of June 30, 2014 and December 31, 2013, we had an unfunded Standby Letter of Credit for up to $8.8 million. The unfunded Standby Letter of Credit has an annual fee, payable quarterly, which, subsequent to the amendment, is set at LIBOR plus a spread of 2.00% and expires on February 5, 2015. The unfunded Standby Letter of Credit will automatically renew for a one year period at each anniversary date, unless we elect not to renew in writing within 60 days prior to such expiration.

Our revolving credit facility is secured by a pledge of substantially all of our assets together with the assets of Lantheus Intermediate and Lantheus MI Real Estate, LLC, or Lantheus Real Estate, including each such entity’s accounts receivable, inventory and machinery and equipment, and is guaranteed by each of Lantheus Intermediate and Lantheus Real Estate. Borrowing capacity is determined by reference to a borrowing base, or the Borrowing Base, which is based on (i) a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus (ii) any reserves. As of June 30, 2014, the aggregate borrowing base was approximately $44.5 million, which was reduced by (i) an outstanding $8.8 million unfunded Standby Letter of Credit and (ii) a $13.5 million outstanding loan balance, resulting in a net borrowing base availability of approximately $22.2 million.

Our revolving credit facility contains affirmative and negative covenants, as well as restrictions on the ability of us and our subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) repay subordinated indebtedness prior to its stated maturity; (iii) pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; (iv) make certain investments; (v) sell certain assets; (vi) create liens; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (viii) enter into certain transactions with our affiliates. Our revolving credit facility also contains customary default provisions as well as cash dominion provisions which allow the lender to sweep our accounts during the period (x) certain specified events of default are continuing under our revolving credit facility or (y) excess availability under our revolving credit facility falls below (i) the greater of $5.0 million or 15% of the then-current borrowing base for a period of more than five consecutive Business Days or (ii) $3.5 million. During a covenant trigger period, we are required to comply with a consolidated fixed charge coverage ratio of not less than 1:00:1:00. The fixed charge coverage ratio is calculated on a consolidated basis for us and our subsidiaries for a trailing four-fiscal quarter period basis, as (i) EBITDA (as defined in the agreement) minus capital expenditures minus certain restricted payments divided by (ii) interest plus taxes paid or payable in cash plus certain restricted payments made in cash plus scheduled principal payments paid or payable in cash.

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

Funding Requirements

Our future capital requirements will depend on many factors, including:

•	our ability to have product manufactured and released from JHS and other manufacturing sites in a timely manner in the future;

•	the pricing environment and the level of product sales of our currently marketed products, particularly DEFINITY, and any additional products that we may market in the future;

•	the costs of further commercialization of our existing products, particularly in international markets, including product marketing, sales and distribution and whether we obtain local partners to help share such commercialization costs;

•	the costs of investing in our facilities, equipment and technology infrastructure;

•	the costs and timing of establishing manufacturing and supply arrangements for commercial supplies of our products;

•	the extent to which we acquire or invest in products, businesses and technologies;

•	the extent to which we choose to establish collaboration, co- promotion, distribution or other similar arrangements for our marketed products;

•	the legal costs relating to maintaining, expanding and enforcing our intellectual property portfolio, pursuing insurance or other claims and defending against product liability, regulatory compliance or other claims; and

•	the cost of interest on any additional borrowings which we may incur under our financing arrangements.

If JHS is not able to continue to manufacture and release product supply on a timely and consistent basis, or we are unable to continue to grow DEFINITY sales, then we will need to implement certain additional expense reductions, such as a delay or elimination of discretionary spending in all functional areas, as well as other operating and strategic initiatives.

If our capital resources become insufficient to meet our future capital requirements, we would need to finance our cash needs through public or private equity offerings, assets securitizations, debt financings, sale-leasebacks or other financing or strategic alternatives, to the extent such transactions are permissible under the covenants of our revolving credit facility and the Indenture. Additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all. If any of these transactions require an amendment or waiver under the covenants in our revolving credit facility and under the Indenture, which could result in additional expenses associated with obtaining the amendment or waiver, we will seek to obtain such a waiver to remain in compliance with the covenants of our revolving credit facility and the Indenture. However, we cannot be assured that such an amendment or waiver would be granted, or that additional capital will be available on acceptable terms, if at all.

At June 30, 2014, our only current committed external source of funds is our borrowing availability under our revolving credit facility. We generated a net loss of $2.9 million during the six months ended June 30, 2014 and had $14.1 million of cash and cash equivalents at June 30, 2014. Availability under our revolving credit facility is calculated by reference to the Borrowing Base. If we are not successful in achieving our forecasted results, our accounts receivable and inventory could be negatively affected, reducing the Borrowing Base and limiting our borrowing availability.

We took actions during March 2013 to substantially reduce our discretionary spending in order to reposition us to focus our resources on our higher growth products. In particular, we implemented a strategic shift in how we intend to fund our important R&D programs. We have reduced our internal R&D resources during 2013 while at the same time we seek to engage one or more strategic partners to assist us in the further development and commercialization of our important agents in development, including flurpiridaz F 18, 18F LMI 1195 and LMI 1174. Based on our current operating plans, we believe that our existing cash and cash equivalents, results of operations and availability under our revolving credit facility will be sufficient to continue to fund our liquidity requirements for at least the next twelve months.

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

During the first quarter of 2013, the strategic shift in how we will fund our R&D programs significantly altered the expected future costs and revenues associated with our agents in development. Accordingly, this action was deemed to be a triggering event for an evaluation of the recoverability of our goodwill as of March 31, 2013. We performed an interim impairment test and determined that there was no impairment of goodwill as of March 31, 2013. There were no events as of June 30, 2014 and December 31, 2013 that triggered an interim impairment test. At each annual and interim impairment test date, the fair value of our reporting unit, which includes goodwill, was substantially in excess of our carrying value.

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

Fixed assets dedicated to R&D activities, which were impacted by the March 2013 R&D strategic shift, have a carrying value of $5.5 million as of June 30, 2014. We believe these fixed assets will be utilized for either internally funded ongoing R&D activities or R&D activities funded by a strategic partner. If we are not successful in finding a strategic partner, and there are no alternative uses for those fixed assets, they could be subject to impairment in the future.

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Form 10-K for the year ended December 31, 2013, for a discussion of our critical accounting estimates. There have been no material changes to our critical accounting policies in the six months ended June 30, 2014.

Off-Balance Sheet Arrangements

We are required to provide the U.S. Nuclear Regulatory Commission and Massachusetts Department of Public Health financial assurance demonstrating our ability to fund the decommissioning of our North Billerica, Massachusetts production facility upon closure, though we do not intend to close the facility. We have provided this financial assurance in the form of a $28.2 million surety bond and an $8.8 million unfunded Standby Letter of Credit.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our revolving credit facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of June 30, 2014, there was $13.5 million outstanding under our revolving credit facility and an $8.8 million unfunded Standby Letter of Credit, which reduced availability to $22.2 million on our revolving credit facility. Any increase in the interest rate under our revolving credit facility may have a negative impact on our future earnings to the extent we have outstanding borrowings under our revolving credit facility. The effect of a 100 basis points adverse change in market interest rates on our interest expense for the six months ending June 30, 2014, would be approximately $49,000. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than ours, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the six months ended June 30, 2014 and 2013, the net impact of foreign currency changes on transactions was a loss of $0.4 million and $6,000, respectively. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

Gross margins of products we manufacture at our U.S. plants and sell in currencies other than the U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on revenues for the six month periods ended June 30, 2014 and 2013 was 41.0% and 30.9%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the six months ended June 30, 2014, we estimate our gross margin on revenues would have increased by 0.0%, 0.2% and 0.5%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the six months ended June 30, 2013, we estimate our gross margin on revenues would have increased by 0.0%, 0.2% and 0.4%, respectively.

In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar. Our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar. The Canadian Dollar represents the primary currency risk on our earnings.

If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our revenues and net income for the six months ended June 30, 2014 would have been impacted by approximately the following amounts:

Increase in U.S. Dollar to Applicable Foreign Currency Exchange Rate	Approximate Decrease in Revenues	Approximate Decrease in Net Loss
	(dollars in thousands)
1%	$(225)	$(9)
5%	(1,123)	(43)
10%	(2,246)	(86)

If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our revenues and net income for the six months ended June 30, 2013 would have been impacted by approximately the following amounts:

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended June 30, 2014 in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 16, 2010, we filed suit against one of our insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply shortage (Lantheus Medical Imaging, Inc., Plaintiff v. Zurich American Insurance Company, Defendant, United States District Court, Southern District of New York, Case No. 10 Civ 9371). The claim is the result of the shutdown of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. Discovery has commenced and is continuing. With the court’s leave, the defendant filed a summary judgment motion on July 14, 2014, and the court granted us until August 25, 2014 to respond to that motion. We cannot be certain what amount, if any, or when, if ever, we will be able to recover for business interruption losses related to this matter.

Except as noted above, as of June 30, 2014, we had no material ongoing litigation, regulatory or other proceeding and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

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

We obtain a substantial portion of our products from third party manufacturers and suppliers. Historically, we relied on BVL in Bedford, Ohio as our sole manufacturer of DEFINITY, Neurolite and evacuation vials, an ancillary component for our TechneLite generators, and as one of two manufacturers of Cardiolite. Our products were manufactured at BVL’s south complex facility, or the South Complex, where BVL also manufactured products for a number of other pharmaceutical customers. In July 2010, BVL temporarily shutdown the South Complex, in order to upgrade the facility to meet certain regulatory requirements. BVL had originally planned for the shutdown of the South Complex to run through March 2011 and to resume production of our products in April 2011. In anticipation of the shutdown, BVL manufactured for us additional inventory of these products to meet our expected needs during this period. A series of unexpected delays at BVL, however, resulted in a stockout for Neurolite from the third quarter 2011 until the third quarter 2013, product outages and shortages for DEFINITY in much of 2012 and product outages and shortages for Cardiolite in 2012 and 2013.

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

Following extensive technology transfer activities, we now rely on JHS as our sole source manufacturer of DEFINITY and evacuation vials. We currently have additional ongoing technology transfer activities at JHS for our Neurolite product and at Pharmalucence for DEFINITY, but we can give no assurances as to when that technology transfer will be completed and when we will actually receive supply of Neurolite from JHS or DEFINITY from Pharmalucence. In the meantime, we have no other currently active manufacturer of Neurolite, and our DEFINITY, evacuation vial and Cardiolite product supply is currently manufactured by a single manufacturer. In addition, Mallinckrodt Pharmaceuticals, or Mallinckrodt, is our sole manufacturer for Ablavar.

Based on our current estimates, we believe that we will have sufficient supply of DEFINITY from JHS and remaining BVL inventory to meet expected demand, sufficient Cardiolite product supply from our current manufacturer to meet expected demand, sufficient supply of evacuation vials from JHS to meet expected demand and sufficient Ablavar product supply to meet expected demand. We also currently anticipate that we will have sufficient BVL-manufactured Neurolite supply for the U.S. market to last until Neurolite technology transfer and U.S. regulatory approval at JHS are completed. However, we can give no assurances that JHS or our other manufacturing partners will be able to manufacture and distribute our products in a high quality and timely manner and in sufficient quantities to allow us to avoid product stock-outs and shortfalls. Currently, the regulatory authorities in certain countries prohibit us from marketing products previously manufactured by BVL, and JHS has not yet obtained approval of some of those regulatory authorities that would permit us to market all of our products manufactured by JHS. Accordingly, until those regulatory approvals have been obtained, our international business, results of operations, financial condition and cash flows will continue to be adversely affected.

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

In addition to the products described above, for reasons of quality assurance or cost-effectiveness, we purchase certain components and raw materials from sole suppliers (including, for example, the lead casing for our TechneLite generators and the evacuation vials for our TechneLite generators manufactured by JHS). Because we do not control the actual production of many of the products we sell and many of the raw materials and components that make up the products we sell, we may be subject to delays caused by interruption in production based on events and conditions outside of our control. At our North Billerica, Massachusetts facility, we manufacture TechneLite on a relatively new, highly automated production line, as well as Thallium and Gallium using our older cyclotron technology. If we or one of our manufacturing partners experiences an event, including a labor dispute, natural disaster, fire, power outage, security problem, failure to meet regulatory requirements, product quality issue, technology transfer issue or other issue, we may be unable to manufacture the relevant products at previous levels or on the forecasted schedule, if at all. Due to the stringent regulations and requirements of the governing regulatory authorities regarding the manufacture of our products, we may not be able to quickly restart manufacturing at a third party or our own facility or establish additional or replacement sources for certain products, components or materials.

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

The manufacture of our products is highly exacting and complex and must meet stringent quality requirements, due in part to strict regulatory requirements, including the FDA’s current Good Manufacturing Practices, or cGMPs. Problems may be identified or arise during manufacturing quality review, packaging or shipment for a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors. Additionally, manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. Those events could lead to a recall of, or issuance of a safety alert relating to, our products. We also may undertake voluntarily to recall products or temporarily shutdown production lines based on internal safety and quality monitoring and testing data.

Quality, regulatory and recall challenges could cause us to incur significant costs, including costs to replace products, lost revenue, damage to customer relationships, time and expense spent investigating the cause and costs of any possible settlements or judgments related thereto and potentially cause similar losses with respect to other products. These challenges could also divert the attention of our management and employees from operational, commercial or other business efforts. If we deliver products with defects, or if there is a perception that our products or the processes related to our products contain errors or defects, we could incur additional recall and product liability costs, and our credibility and the market acceptance and sales of our products could be materially adversely affected. Due to the strong name recognition of our brands, an adverse event involving one of our products could result in reduced market acceptance and demand for all products within that brand, and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our applications for new product approvals. These challenges could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The global supply of Moly is fragile and not stable. Our dependence on a limited number of third party suppliers for Moly could prevent us from delivering some of our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues.

A critical ingredient of TechneLite, historically our largest product by annual revenues, is Moly. We currently purchase finished Moly from four of the five main processing sites in the world, namely Nordion, formerly known as MDS Nordion, in Canada; NTP Radioisotopes, or NTP, in South Africa; Institute for Radioelements, or IRE, in Belgium; and ANSTO in Australia. These processing sites are, in turn, supplied by seven of the eight main Moly- producing reactors in the world, namely, NRU in Canada, SAFARI in South Africa, OPAL in Australia, BR2 in Belgium, OSIRIS in France, LVR-10 in the Czech Republic and HFR in The Netherlands.

Historically, our largest supplier of Moly has been Nordion, which has relied on the NRU reactor owned and operated by Atomic Energy of Canada Limited, or AECL, a Crown corporation of the Government of Canada, located in Chalk River, Ontario. This reactor was off-line from May 2009 until August 2010 due to a heavy water leak in the reactor vessel. The inability of the NRU reactor to produce Moly and of Nordion to finish Moly during the shutdown period had a detrimental effect on our business, results of operations and cash flows. As a result of the NRU reactor shutdown, we experienced business interruption losses. We estimate the quantity of those losses to be, in the aggregate, more than $70 million, including increases in the cost of obtaining limited amounts of Moly from alternate, more distant, suppliers and substantial decreases in revenue as a result of significantly curtailed manufacturing of TechneLite generators and our decreased ability to sell other Moly-based medical imaging products, including Cardiolite, in comparison to our forecasted results. The Government of Canada has stated publicly its intent to exit the medical isotope business when the NRU reactor’s current license expires in October 2016.

As part of the conditions for the relicensing of the NRU reactor through October 2016, the Canadian government has asked AECL to shut down the reactor for at least four weeks at least once a year for inspection and maintenance. The most recent shutdown period ran from April 13, 2014 until May 13, 2014, and we were able to source sufficient Moly to satisfy all of our standing-order customer demand for our TechneLite generators during this time period from our other suppliers. During this shutdown period, however, because Xenon is a by- product of the Moly production process and is currently captured only by NRU, we were not able to supply all of our standing-order customer demand for Xenon. There can be no assurance that in the future these off-line periods will last for the stated time or that the NRU will not experience other unscheduled shutdowns. Further prolonged scheduled or unscheduled shutdowns would limit the amount of Moly and Xenon available to us and limit the quantity of TechneLite that we could manufacture, sell and distribute and the amount of Xenon that we could sell and distribute, resulting in a further substantial negative effect on our business, results of operations, financial condition and cash flows.

In the face of the NRU reactor operating challenges and licensure risks, we entered into Moly supply agreements with NTP, ANSTO and IRE to augment our supply of Moly. While we believe this additional Moly supply now gives us the most balanced and diversified Moly supply chain in the industry, a prolonged disruption of service from only one of our significant Moly suppliers could have a material adverse effect on our business, results of operations, financial condition and cash flows. We are also pursuing additional sources of Moly from potential new producers around the world to further augment our current supply, but we cannot assure you that these possible additional sources of Moly will result in commercial quantities of Moly for our business, or that these new suppliers together with our current suppliers will be able to deliver a sufficient quantity of Moly to meet our needs.

Although our agreements with NTP, ANSTO and IRE run until December 31, 2017, our agreement with Nordion runs only until December 31, 2015 and can be terminated by Nordion upon the occurrence of certain events, including if we fail to purchase a minimum percentage of Moly or if Nordion incurs certain cost increases, and in the latter case, as soon as October 1, 2014.

U.S., Canadian and international governments have encouraged the development of a number of alternative Moly production projects with existing reactors and technologies as well as new technologies. However, the Moly produced from these projects will likely not become available until 2016 or later. As a result, there is a limited amount of Moly available which could limit the quantity of TechneLite that we could manufacture, sell and distribute, resulting in a further substantial negative effect on our business, results of operations, financial condition and cash flows.

The instability of the global supply of Moly and recent supply shortages have resulted in increases in the cost of Moly, which has negatively affected our margins, and more restrictive agreements with suppliers, which could further increase our costs.

With the general instability in the global supply of Moly and supply shortages during 2009 and 2010, we have faced substantial increases in the cost of Moly in comparison to historical costs. We expect these cost increases to continue in the future as the Moly suppliers move closer to a full cost recovery business model. The Organization of Economic Cooperation and Development, or OECD, defines full cost recovery as the identification of all of the costs of production and recovering these costs from the market. While we are generally able to pass Moly cost increases on to our customers in our customer contracts, if we are not able to do so in the future, our margins may decline further with respect to our TechneLite generators, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The Moly supply shortage caused by the NRU reactor shutdown has had a negative effect on the demand for some of our products, which will likely continue in the future.

The Moly supply shortage also had a negative effect on the use of other technetium generator-based diagnostic medical imaging agents, including our Cardiolite products. With less Moly, we manufactured fewer generators for radiopharmacies and hospitals to make up unit doses of Cardiolite products, resulting in decreased market share of Cardiolite products in favor of Thallium, an older medical isotope that does not require Moly, and other diagnostic modalities. With the return to service of the NRU reactor, we have seen increased sales of TechneLite. However, TechneLite unit volume has not returned to pre-shortage levels for, we believe, a number of reasons, including: (i) changing staffing and utilization practices in radiopharmacies, which have resulted in an increased number of unit-doses of technetium-based radiopharmaceuticals being made from available amounts of technetium; (ii) shifts to alternative diagnostic imaging modalities during the Moly supply shortage, which have not returned to technetium-based procedures; and (iii) decreased amounts of technetium being used in unit-doses of technetium-based radiopharmaceuticals due to growing concerns about patient radiation dose exposure. We do not know if the staffing and utilization practices in radiopharmacies, the mix between technetium and non- technetium-based diagnostic procedures and the increased concerns about radiation exposure, will allow technetium demand to ever return to pre-shortage levels, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our just-in-time manufacturing of radiopharmaceutical products relies on the timely receipt of radioactive raw materials and the timely shipment of finished goods, and any disruption of our supply or distribution networks could have a negative effect on our business.

Because a number of our radiopharmaceutical products, including our TechneLite generators, rely on radioisotopes with limited half-lives, we must manufacture, finish and distribute these products on a just-in-time basis, because the underlying radioisotope is in a constant state of radio decay. For example, if we receive Moly in the morning of a manufacturing day for TechneLite generators, then we will generally ship finished generators to customers by the end of that same business day. Shipment of generators may be by next day delivery services or by either ground or air custom logistics. Any delay in us receiving radioisotopes from suppliers or being able to have finished products delivered to customers because of weather or other unforeseen transportation issues could have a negative effect on our business, results of operations, financial condition and cash flows.

The growth of our business is substantially dependent on increased market penetration for the appropriate use of DEFINITY in suboptimal echocardiograms.

The growth of our business is substantially dependent on increased market penetration for the appropriate use of DEFINITY in suboptimal echocardiograms. Of the nearly 28 million echocardiograms performed each year in the United States, a third party source estimates that 20%, or approximately six million echocardiograms, produce suboptimal images. We estimate that DEFINITY had approximately 75% share of the market for contrast agents in the United States in December 2013. If we are not able to continue to grow DEFINITY sales through increased market penetration, we will not be able to grow the revenue and cash flow of the business or continue to fund our other growth initiatives at planned levels, which could have a negative effect on our prospects.

We face potential supply and demand challenges for Xenon.

Currently, Nordion is our sole supplier, and we believe the principal supplier on a global basis, of Xenon, which is captured by the NRU reactor as a by-product of the Moly production process. We are currently pursuing alternative sources of Xenon on a global basis. If we are not able to secure a new producer of Xenon prior to the expiration of the NRU reactor’s license in October 2016 and obtain regulatory approval to sell Xenon from that new producer, we will no longer be able to offer Xenon in our portfolio of commercial products, which would have a negative effect on our business, results of operations, financial condition and cash flows. For the six months ended June 30, 2014 and 2013 and the year ended December 31, 2013, Xenon represented approximately 12%, 11% and 11%, respectively, of our revenues.

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

In the United States, we are heavily dependent on a few large customers and group purchasing organization arrangements to generate a majority of our revenues for our medical imaging products. Outside of the United States, we rely on distributors to generate a substantial portion of our revenue.

In the United States, we rely on a limited number of radiopharmacy customers, primarily Cardinal, GE Healthcare, UPPI and Triad, to distribute our current largest volume nuclear imaging products and generate a majority of our revenues. Three customers accounted for approximately 39% of our revenues in the fiscal year ended December 31, 2013, with Cardinal, UPPI and GE Healthcare accounting for 19%, 10% and 10%, respectively. Among the existing radiopharmacies in the United States, continued consolidations, divestitures and reorganizations may have a negative effect on our business, results of operations, financial condition or cash flows. We generally have distribution arrangements with our major radiopharmacy customers pursuant to multi- year contracts, each of which is subject to renewal. Our current contract with Cardinal expires in December 2014. If these contracts are terminated prior to expiration of their term, or are not renewed, or are renewed on terms that are less favorable to us, then such an event could have a material adverse effect on our business, results of operations, financial condition and cash flows.

For both our nuclear imaging agents and contrast agents, we continue to experience significant pricing pressures from our competitors, large customers and group purchasing organizations, and any significant, additional pricing pressures could lead to a reduction in revenue which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Outside of the United States, Canada, Australia and Puerto Rico, we have no radiopharmacies or sales force and, consequently, rely on third party distributors, either on a country-by-country basis or on a multicountry, regional basis, to market, sell and distribute our products. These distributors accounted for approximately 13%, 16% and 19% of non-U.S. revenues for the fiscal years ended December 31, 2013, 2012 and 2011, respectively. In certain circumstances, these distributors may also sell competing products to our own or products for competing diagnostic modalities and may have incentives to shift sales towards those competing products. As a result, we cannot assure you that our international distributors will increase or maintain our current levels of unit sales or increase or maintain our current unit pricing, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We have a history of net losses and total stockholder’s deficits which may continue and which may negatively impact our ability to achieve or sustain profitability.

We have a history of net losses and cannot assure you that we will achieve or sustain profitability in the future. For the six months ended June 30, 2014, we incurred net loss of $2.9 million and total stockholder’s deficit of $240.9 million. We incurred net loss for the years ended December 31, 2013, 2012 and 2011 of $61.7 million, $42.0 million and $136.5 million, respectively, and as of December 31, 2013, we had a total stockholder’s deficit of $237.1 million. We cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. If we cannot improve our profitability, the value of our enterprise may decline.

We face significant competition in our business and may not be able to compete effectively.

The market for diagnostic medical imaging agents is highly competitive and continually evolving. Our principal competitors in existing diagnostic modalities include large, global companies with substantial financial, manufacturing, sales and marketing and logistics resources that are more diversified than ours, such as Mallinckrodt, GE Healthcare, Bayer Schering Pharma AG, or Bayer, Bracco Diagnostics Inc., or Bracco, and DRAXIS Specialty Pharmaceuticals Inc. (an affiliate of JHS), or Draxis, as well as other competitors. We cannot anticipate their actions in the same or competing diagnostic modalities, such as significant price reductions on products that are comparable to our own, development or introduction of new products that are more cost- effective or have superior performance than our current products, the introduction of generic versions when our proprietary products lose their patent protection or the new entry into a generic market in which we are already a participant. Our current or future products could be rendered obsolete or uneconomical as a result of this competition. Our failure to compete effectively could cause us to lose market share to our competitors and have a material adverse effect on our business, results of operations, financial condition and cash flows.

For example, Bracco may be seeking FDA approval in the United States for its echocardiography agent, SonoVue, which is already approved for sale in Europe and certain Asian markets, including China, Japan and Korea. If Bracco receives U.S. regulatory approval, Bracco will have one of three FDA-approved echocardiography contrast agents in the United States, together with GE Healthcare’s Optison and our DEFINITY. If Bracco receives U.S. regulatory approval and successfully commercializes SonoVue in the United States without otherwise increasing the overall usage of ultrasound contrast agents, our current and future sales volume could suffer, which would have a material adverse effect on our business, results of operations, financial condition and cash flows.

Generic competition has significantly eroded our market share of the MPI segment for Cardiolite products and will continue to do so.

We are currently aware of four separate, third party generic offerings of sestamibi, the first of which launched in September 2008. Cardiolite products accounted for approximately 6% and 11% of our revenues in the six months ended June 30, 2014 and 2013, respectively, and 9%, 12% and 19% of our revenues in the fiscal years ended December 31, 2013, 2012, and 2011, respectively. Included in Cardiolite is branded Cardiolite and generic sestamibi, some of which we produce and some of which we procure from third parties. With the advent of generic competition in September 2008, we have faced significant pricing and unit volume pressures on Cardiolite. To the extent generic competitors further reduce their prices, we may be forced to further reduce the price of our Cardiolite products as well as lose additional market share, which would have an adverse effect on our business, results of operations, financial condition and cash flows.

In addition, because several of the products we manufacture became less available due to recent supply challenges, certain of our customers may have begun to favor a generic offering or a competing agent or diagnostic modality. If we experience continued pricing and unit volume pressures or that product or modality shift is sustained, it could have a material adverse effect on our business, results of operation, financial condition and cash flows.

Certain of our customers are highly dependent on payments from third party payors, including government sponsored programs, particularly Medicare, in the United States and other countries in which we operate, and reductions in third party coverage and reimbursement rates for our products could adversely affect our business and results of operations.

A substantial portion of our revenue depends, in part, on the extent to which the costs of our products purchased by our customers are reimbursed by third party private and governmental payors, including Medicare, Medicaid, other U.S. government sponsored programs, non-U.S. governmental payors and private payors. These third party payors exercise significant control over patient access and increasingly use their enhanced bargaining power to secure discounted rates and other requirements that may reduce demand for our products. Our potential customers’ ability to obtain appropriate reimbursement for products and services from these third party payors affects the selection of products they purchase and the prices they are willing to pay. If these third party payors do not provide appropriate reimbursement for the costs of our products (or services provided using our products), deny the coverage of the products (or those services), or reduce current levels of reimbursement, healthcare professionals may not prescribe our products and providers and suppliers may not purchase our products. In addition, demand for new products may be limited unless we obtain favorable reimbursement policies (including coverage, coding and payment) from governmental and private third party payors at the time of the product’s introduction, which will depend, in part, on our ability to demonstrate that a new agent has a positive impact on clinical outcomes. Third party payors continually review their coverage policies for existing and new therapies and can deny coverage for treatments that include the use of our products or revise payment policies such that payments do not adequately cover the cost of our products. Even if third party payors make coverage and reimbursement available, that reimbursement may not be adequate or these payors’ reimbursement policies may have an adverse effect on our business, results of operations, financial condition and cash flows.

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

For example, in 2013, although Medicare generally does not provide separate payment to hospitals for the use of diagnostic radiopharmaceuticals administered in an outpatient setting, the Centers for Medicare and Medicaid Services, or CMS, finalized a policy to make an additional payment to hospitals that utilize products with non-HEU, meaning the product is 95% derived from non-HEU sources. This payment policy continues in 2014. Although some of our TechneLite generators are manufactured using non-HEU, not all of our TechneLite generators meet CMS’s definition of non-HEU, and therefore this payment will not be available for the latter category of TechneLite generators used by our customers. This payment as well as other changes to the Medicare hospital outpatient prospective payment system payment rates could influence the decisions by hospital outpatient physicians to perform procedures that involve our products.

We believe that Medicare changes to payment policies for imaging procedures will continue to result in certain physicians practices ceasing to provide these services and a further shifting of where certain medical imaging procedures are performed, from the physician office and free-standing imaging facility settings to the hospital outpatient setting, which we believe may incrementally reduce the overall number of diagnostic medical imaging procedures performed. In recent legislation, Congress expanded CMS’ authority to review and revalue the codes used for reimbursement under the Medicare Physician Fee Schedule. Changes applicable to Medicare payment in the hospital outpatient setting could influence the decisions by hospital outpatient physicians to perform procedures that involve our products. These changes overall could slow the acceptance and introduction of next-generation imaging equipment into the marketplace, which, in turn, could adversely impact the future market adoption of certain of our imaging agents already in the market or currently in clinical or preclinical development. We expect that there will continue to be proposals to reduce or limit Medicare and Medicaid payment for diagnostic services.

We also expect increased regulation and oversight of advanced diagnostic testing. One provision in the Protecting Access to Medicare Act requires CMS to develop appropriate use criteria that ordering professionals and furnishing professionals must use when making a treatment decision involving advanced diagnostic imaging services (which include MRI, CT, nuclear medicine (including PET) and other advanced diagnostic imaging services that the Secretary of the Department of Health and Human Services, or HHS, may specify). Beginning in 2017, payment will be made only to the furnishing professional for an applicable advanced diagnostic imaging service if the claim indicates that the ordering professional consulted a qualified clinical decision support mechanism, as identified by HHS, as to whether the ordered service adheres to the applicable AUC. To the extent that these types of changes have the effect of reducing the aggregate number of diagnostic medical imaging procedures performed in the United States, our business, results of operations, financial condition and cash flows would be adversely affected.

Reforms to the United States healthcare system may adversely affect our business.

A significant portion of our patient volume is derived from U.S. government healthcare programs, principally Medicare, which are highly regulated and subject to frequent and substantial changes. For example, in March 2010, the President signed one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or, collectively, the Healthcare Reform Act. The Healthcare Reform Act contains a number of provisions that affect coverage and reimbursement of drug products and medical imaging procedures in which our drug products are used. See “Business—Regulatory Matters—Healthcare Reform Act and Related Laws.” We cannot assure you that the Healthcare Reform Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

In addition, other legislative changes have been proposed and adopted since the Healthcare Reform Act was enacted. The Budget Control Act of 2011 includes provisions to reduce the federal deficit. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare payments to providers, which went into effect on April 1, 2013 and will remain in effect through 2024 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, could have an adverse impact on our results of operations.

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

The full impact on our business of the Healthcare Reform Act and the other new laws is uncertain. Nor is it clear whether other legislative changes will be adopted or how those changes would affect our industry generally or our ability to successfully commercialize our products or the development of new products.

The Healthcare Reform Act could potentially reduce the number of diagnostic medical imaging procedures performed or could reduce the amount of reimbursements paid for those procedures.

The implementation of the Healthcare Reform Act could potentially reduce the aggregate number of diagnostic medical imaging procedures performed in the United States. Under the Healthcare Reform Act, referring physicians under the federal self-referral law must inform patients that they may obtain certain services, including MRI, CT, PET and certain other diagnostic imaging services from a provider other than that physician, another physician in his or her group practice, or another individual under the direct supervision of the physician or another physician in the group practice. The referring physician must provide each patient with a written list of other suppliers which furnish those services in the area in which the patient resides. These new requirements could have the effect of shifting where certain diagnostic medical imaging procedures are performed. In addition, they could potentially reduce the overall number of diagnostic medical imaging procedures performed. We cannot predict the full impact of the Healthcare Reform Act on our business. The reform law substantially changed the way healthcare is financed by both governmental and private insurers. Although certain provisions may negatively affect payment rates for certain imaging services, the Healthcare Reform Act also extended coverage to approximately 25 million previously uninsured people (based on April 2014 estimates from the Congressional Budget Office), which may result in an increase in the demand for our services, but we cannot be assured of a proportional, or any, increase in the use of our products.

Further, we expect that there will continue to be proposals to reduce or limit Medicare and Medicaid payment for services. Rates paid by some private third party payors are based, in part, on established physician, clinic and hospital charges and are generally higher than Medicare payment rates. Reductions in the amount of reimbursement paid for diagnostic medical imaging procedures and changes in the mix of our patients between non-governmental payors and government sponsored healthcare programs and among different types of non- government payor sources, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our business and industry are subject to complex and costly regulations. If government regulations are interpreted or enforced in a manner adverse to us or our business, we may be subject to enforcement actions, penalties, exclusion and other material limitations on our operations.

Both before and after the approval of our products and agents in development, we, our products, development agents, operations, facilities, suppliers, distributors, contract manufacturers, contract research organizations and contract testing laboratories are subject to extensive and, in certain circumstances, expanding regulation by federal, state and local government agencies in the United States as well as non-U.S. and transnational laws and regulations, with regulations differing from country to country. In the United States, the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale, distribution, and import and export of drug products. We are required to register our business for permits and/or licenses with, and comply with the stringent requirements of the FDA, the U.S. Nuclear Regulatory Commission, or NRC, the HHS, Health Canada, the European Medicines Agency, or EMA, the U.K. Medicines and Healthcare Products Regulatory Agency, or MHRA, state and provincial boards of pharmacy, state and provincial health departments and other federal, state and provincial agencies.

Under U.S. law, for example, we are required to report certain adverse events and production problems, if any, to the FDA. We also have similar adverse event and production reporting obligations outside of the United States, including to the EMA and MHRA. Additionally, we must comply with requirements concerning advertising and promotion for our products, including the prohibition on the promotion of our products for indications that have not been approved by the FDA or a so-called “off-label use.” If the FDA determines that our promotional materials constitute the unlawful promotion of an off-label use, it could request that we modify our promotional materials or subject us to regulatory or enforcement actions. Also, quality control and manufacturing procedures at our own facility and at third party suppliers must conform to cGMP regulations and other applicable law after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMPs and other applicable law, and, from time to time, makes those cGMPs more stringent. Accordingly, we and others with whom we work must expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control. For example, we currently rely on JHS as our sole manufacturer of DEFINITY and, later in 2014, we will rely on JHS as our sole manufacturer of Neurolite. JHS has recently received a warning letter from the FDA in connection with their manufacturing facility in Spokane, Washington where our products are, or will be, manufactured. If JHS cannot resolve the issues in their facility underlying the warning letter or if the issues become worse, then the FDA could take additional regulatory action which could limit or suspend the ability of JHS to manufacture our products and have any additional products approved at the Spokane facility for manufacture until the issues are resolved and remediated. Such a limitation or suspension could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are also subject to laws and regulations that govern financial and other arrangements between pharmaceutical manufacturers and healthcare providers, including federal and state anti-kickback statutes, federal and state false claims laws and regulations and other fraud and abuse laws and regulations. For example, in 2010, we entered into a Medicaid Drug Rebate Agreement with the federal government for certain of our products, which requires us to report certain price information to the federal government that could subject us to potential liability under the False Claims Act, civil monetary penalties or liability under other laws and regulations in connection with the covered products as well as the products not covered by the agreement. Determination of the rebate amount that we pay to state Medicaid programs for our products, as well as determination of payment amounts under Medicare and certain other third party payers, including government payers, depends upon information reported by us to the government. If we provide customers or government officials with inaccurate information about the products’ pricing or eligibility for coverage, or the products fail to satisfy coverage requirements, we could be terminated from the rebate program, be excluded from participation in government healthcare programs, or be subject to potential liability under the False Claims Act or other laws and regulations.

Failure to comply with other requirements and restrictions placed upon us or our third party manufacturers or suppliers by laws and regulations can result in fines, civil and criminal penalties, exclusion from federal healthcare programs and debarment. Possible consequences of those actions could include:

•	substantial modifications to our business practices and operations;

•	significantly reduced demand for our products (if products become ineligible for reimbursement under federal and state healthcare programs);

•	a total or partial shutdown of production in one or more of the facilities where our products are produced while the alleged violation is being remediated;

•	delays in or the inability to obtain future pre-market clearances or approvals; and

•	withdrawals or suspensions of our current products from the market.

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

We are subject to domestic (federal, state and local) and foreign laws addressing fraud and abuse in the healthcare industry, including the False Claims Act and Federal Anti-Kickback Statute, the U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act, or the Bribery Act, the self-referral laws and restrictions on the promotion of off-label uses of our products. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid as well as health programs outside the United States or the imposition of corporate integrity agreements that could severely restrict or limit our business practices. These laws and regulations are complex and subject to changing interpretation and application, which could restrict our sales or marketing practices. Even minor and inadvertent irregularities could potentially give rise to a charge that the law has been violated. Although we believe we maintain an appropriate compliance program, we cannot be certain that the program will adequately detect or prevent violations and/or the relevant regulatory authorities may disagree with our interpretation. Additionally, if there is a change in law, regulation or administrative or judicial interpretations, we may have to change one or more of our business practices to be in compliance with these laws. Required changes could be costly and time consuming.

The Healthcare Reform Act, through its federal “sunshine” provisions, also imposes new requirements on certain device and drug manufacturers to report certain financial interactions with physicians and teaching hospitals as well as ownership and investment interests held by physicians or their immediate family members. The first report containing aggregate payment data was due by March 31, 2014 (covering August 1, 2013 through December 31, 2013). Covered manufacturers will be required to report detailed payment data for the same reporting period and submit legal attestation to the completeness and accuracy of such data by June 30, 2014. Thereafter, covered manufacturers must submit reports by the 90th day of each subsequent calendar year. A manufacturer may be subject to civil monetary penalties of up to $150,000 aggregate per year for failures to report required information and up to $1 million aggregate per year for “knowing” failures to report.

Separately, the Healthcare Reform Act requires manufacturers to submit information on the identity and quantity of drug samples requested and distributed by a manufacturer during each year. The first report (covering 2011) was to be submitted by April 1, 2012, but the FDA indicated that it would exercise enforcement discretion until October 1, 2012, and would issue a notice prior to its decision to begin enforcing this decision. At this time, the FDA has not published a notice to begin enforcement of this provision. We have not voluntarily submitted reports and are awaiting the FDA notice. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures, compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and/or the tracking and reporting of gifts, compensation, and other remuneration to physicians and other healthcare providers. We believe we have developed appropriate protocols to implement these state requirements. Any irregularities or mistakes in our reporting, however, could result in a finding that we have been non-compliant with these requirements, which could subject us to the penalty provisions of applicable federal and state laws and regulations.

The Healthcare Reform Act also provides greater financial resources to be allocated to enforcement of the fraud and abuse laws and amends the intent requirements of the Federal Anti-Kickback Statute and certain other criminal healthcare fraud statutes, which may increase overall compliance costs for industry participants, including us. A person or entity does not need to have actual knowledge of the statute or a specific intent to violate it. In addition, the Healthcare Reform Act revised the False Claims Act to provide that a claim arising from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. If our operations are found to be in violation of these laws or any other government regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, imprisonment, the curtailment or restructuring of our operations, or exclusion from state and federal healthcare programs including Medicare and Medicaid, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Ultrasound contrast agents may cause side effects which could limit our ability to sell DEFINITY.

DEFINITY is an ultrasound contrast agent based on perflutren lipid microspheres. In 2007, the FDA received reports of deaths and serious cardiopulmonary reactions following the administration of ultrasound micro-bubble contrast agents used in echocardiography. Four of the 11 reported deaths were caused by cardiac arrest occurring either during or within 30 minutes following the administration of the contrast agent; most of the serious but non-fatal reactions also occurred in this time frame. As a result, in October 2007, the FDA requested that we and GE Healthcare, which distributes Optison, a competitor to DEFINITY, add a boxed warning to these products emphasizing the risk for serious cardiopulmonary reactions and that the use of these products was contraindicated in certain patients. In a strong reaction by the cardiology community to the FDA’s new position, a letter was sent to the FDA, signed by 161 doctors, stating that the benefit of these ultrasound contrast agents outweighed the risks and urging that the boxed warning be removed. In May 2008, the FDA substantially modified the boxed warning. On May 2, 2011, the FDA held an advisory committee meeting to consider the status of ultrasound micro-bubble contrast agents and the boxed warning. In October 2011, we received FDA approval of further modifications to the DEFINITY label, including: further relaxing the boxed warning; eliminating the sentence in the Indication and Use section “The safety and efficacy of DEFINITY with exercise stress or pharmacologic stress testing have not been established” (previously added in October 2007 in connection with the imposition of the box warning); and including summary data from the post-approval CaRES (Contrast echocardiography Registry for Safety Surveillance) safety registry and the post-approval pulmonary hypertension study. If additional safety issues arise, this may result in further changes in labeling or result in restrictions on the approval of our product, including removal of the product from the market. Lingering safety concerns about DEFINITY among some healthcare providers or future unanticipated side effects or safety concerns associated with DEFINITY could limit expanded use of DEFINITY and have a material adverse effect on the unit sales of this product and our financial condition and results of operations.

Our business depends on our ability to successfully introduce new products and adapt to a changing technology and diagnostic landscape.

The healthcare industry is characterized by continuous technological development resulting in changing customer preferences and requirements. The success of new product development depends on many factors, including our ability to fund development of new agents, anticipate and satisfy customer needs, obtain regulatory approval on a timely basis based on performance of our agents in development versus their clinical study comparators, develop and manufacture products in a cost-effective and timely manner, maintain advantageous positions with respect to intellectual property and differentiate our products from our competitors. To compete successfully in the marketplace, we must make substantial investments in new product development whether internally or externally through licensing or acquisitions. Our failure to introduce new and innovative products in a timely manner would have an adverse effect on our business, results of operations, financial condition and cash flows.

Even if we are able to develop, manufacture and obtain regulatory approvals for our new products, the success of these products would depend upon market acceptance and adequate reimbursement. Levels of market acceptance for our new products could be affected by a number of factors, including:

•	the availability of alternative products from our competitors, such as, in the case of DEFINITY, GE Healthcare’s Optison, Bracco’s SonoVue and other imaging modalities;

•	the price of our products relative to those of our competitors;

•	the timing of our market entry;

•	our ability to market and distribute our products effectively;

•	market acceptance of our products; and

•	our ability to obtain adequate reimbursement.

The field of diagnostic medical imaging is dynamic, with new products, including equipment and agents, continually being developed and existing products continually being refined. Our own diagnostic imaging agents compete not only with other similarly administered imaging agents but also with imaging agents employed in different and often competing diagnostic modalities. New imaging agents in a given diagnostic modality may be developed that provide benefits superior to the then-dominant agent in that modality, resulting in commercial displacement. Similarly, changing perceptions about comparative efficacy and safety including, among other things, comparative radiation exposure, as well as changing availability of supply may favor one agent over another or one modality over another. In addition, new or revised professional society appropriate use criteria, which are developed to assist physicians and other health care providers in making appropriate imaging decisions for specific clinical conditions, can and have reduced the frequency of and demand for certain imaging modalities and imaging agents. To the extent there is technological obsolescence in any of our products that we manufacture, resulting in lower unit sales or decreased unit sales prices, we will have increased unit overhead allocable to the remaining market share, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Given the lower market demand for Ablavar than we initially anticipated and the magnitude of the required purchase minimums originally contained in the manufacturing agreement with Mallinckrodt, we entered into two separate amendments to the agreement in August 2010 and October 2011 to reduce the minimum purchase requirements. In the fourth quarter of 2010, we recorded an inventory write-down of approximately $10.9 million for Ablavar finished good product that had already been manufactured by Mallinckrodt that would likely expire prior to its sale to and use by customers. In the second quarter of 2011, we recorded an impairment charge of $23.5 million, the full remaining value of the product’s intellectual property. In addition, in the second and fourth quarters of 2011, we recorded a further inventory write-down of approximately $13.5 million and $12.3 million, respectively, and a loss of $1.9 million and $3.7 million, respectively, for the portion of committed purchases of Ablavar that we did not believe we would be able to sell prior to product expiry. In the third quarter of 2012, we recorded an additional inventory write-down of approximately $10.6 million and a loss of $1.9 million for the portion of committed purchases of Ablavar that we do not believe we will be able to sell prior to product expiry. Finally, in the fourth quarter of 2013, we recorded an additional inventory write-down of approximately $1.6 million related to the API that the Company would not be able to convert or be able to sell prior to its expiration.

There are no remaining future purchase commitments under the agreement with Mallinckrodt. In 2013, we transitioned the sales and marketing efforts for Ablavar from our direct sales force to our customer service team in order to allow our direct sales force to drive our DEFINITY sales growth. If we do not meet our current sales goals or cannot sell the product we have committed to purchase prior to its expiration, we could incur additional inventory losses and/or losses on our purchase commitments.

The process of developing new drugs and obtaining regulatory approval is complex, time-consuming and costly, and the outcome is not certain.

We currently have three agents in development, two of which (flurpiridaz F 18 and 18F LMI 1195) are currently in clinical development, while a third (LMI 1174) is in pre-clinical development. To obtain regulatory approval for these agents, we must conduct extensive human tests, which are referred to as clinical trials, as well as meet other rigorous regulatory requirements, as further described in “Business—Regulatory Matters.” Satisfaction of all regulatory requirements typically takes many years and requires the expenditure of substantial resources. A number of other factors may cause significant delays in the completion of our clinical trials, including unexpected delays in the initiation of clinical sites, slower than projected enrollment, competition with ongoing clinical trials and scheduling conflicts with participating clinicians, regulatory requirements, limits on manufacturing capacity and failure of an agent to meet required standards for administration to humans. In addition, it may take longer than we project to achieve study endpoints and complete data analysis for a trial or we may decide to slow down the enrollment in a trial in order to conserve financial resources.

Our agents in development are also subject to the risks of failure inherent in drug development and testing. The results of preliminary studies do not necessarily predict clinical success, and larger and later stage clinical trials may not produce the same results as earlier stage trials. Sometimes, agents that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. Agents in later stage clinical trials may fail to show desired safety and efficacy traits, despite having progressed through initial clinical testing. Further, the data collected from clinical trials of our agents in development may not be sufficient to support regulatory approval, or regulators could interpret the data differently and less favorably than we do. Further, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. Regulatory authorities may require us or our partners to conduct additional clinical testing, in which case we would have to expend additional time and resources. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in regulatory policy that occur prior to or during regulatory review. The failure to provide clinical and preclinical data that are adequate to demonstrate to the satisfaction of the regulatory authorities that our agents in development are safe and effective for their proposed use will delay or preclude approval and will prevent us from marketing those products.

In our flurpiridaz F 18 Phase 3 program, in the fourth quarter of 2013 we announced preliminary results from the 301 trial, which is subject to a special protocol assessment, or SPA, with the FDA. Although flurpiridaz F 18 appeared to be well-tolerated from a safety perspective and outperformed SPECT in a highly statistically significant manner in the co-primary endpoint of sensitivity and in the secondary endpoints of image quality and diagnostic certainty, the agent did not meet its other co-primary endpoint of non-inferiority for identifying subjects without disease. We can give no assurances that our SPA agreement will be deemed binding on the FDA or will result in any particular outcome from regulatory review of the study or the agent, that any of the data generated thus far in the 301 trial can be used for a New Drug Application, or NDA, approval, that a strategic partner will have to conduct only one additional clinical trial, the planned 302 trial, prior to filing an NDA, or that flurpiridaz F 18 will ever be approved as a PET MPI imaging agent by the FDA.

We are not permitted to market our agents in development in the United States or other countries until we have received requisite regulatory approvals. For example, securing FDA approval for a new drug requires the submission of an NDA to the FDA for our agents in development. The NDA must include extensive nonclinical and clinical data and supporting information to establish the agent’s safety and effectiveness for each indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA review process can take many years to complete, and approval is never guaranteed. If a product is approved, the FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling, impose restricted distribution programs, require expedited reporting of certain adverse events, or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the agent. Markets outside of the United States also have requirements for approval of agents with which we must comply prior to marketing. Obtaining regulatory approval for marketing of an agent in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of any of our products or agents in development, once obtained, may be withdrawn. Approvals might not be granted on a timely basis, if at all.

Even if our agents in development proceed successfully through clinical trials and receive regulatory approval, there is no guarantee that an approved product can be manufactured in commercial quantities at a reasonable cost or that such a product will be successfully marketed or distributed. For example, rather than being manufactured at our own facilities, flurpiridaz F 18 would require the creation of a complex, field-based network involving PET cyclotrons located at radiopharmacies where the agent would need to be manufactured and distributed rapidly to end-users, given the agent’s 110-minute half-life. In addition, in the case of flurpiridaz F 18, obtaining adequate reimbursement is critical, including not only coverage from Medicare, Medicaid, other government payors as well as private payors but also appropriate payment levels which adequately cover the substantially higher manufacturing and distribution costs associated with a PET MPI agent in comparison to, for example, sestamibi.

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

In addition, our dependence on strategic partnerships is subject to a number of risks, including:

•	the inability to control the amount or timing of resources that our partners may devote to developing the agents;

•	the possibility that we may be required to relinquish important rights, including economic, intellectual property, marketing and distribution rights;

•	the receipt of lower revenues than if we were to commercialize those agents ourselves;

•	our failure to receive future milestone payments or royalties if a partner fails to commercialize one of our agents successfully;

•	the possibility that a partner could separately move forward with competing agents developed either independently or in collaboration with others, including our competitors;

•	the possibility that our strategic partners may experience financial or operational difficulties;

•	business combinations or significant changes in a partner’s business strategy that may adversely affect that partner’s willingness or ability to complete its obligations under any arrangement with us; and

•	the possibility that our partners may operate in countries where their operations could be negatively impacted by changes in the local regulatory environment or by political unrest.

Any of these factors either alone or taken together could have a material adverse effect on our business, results of operations, financial condition and cash flows.

A heightened public or regulatory focus on the radiation risks of diagnostic imaging could have an adverse effect on our business.

We believe that there has been heightened public and regulatory focus on radiation exposure, including the concern that repeated doses of radiation used in diagnostic imaging procedures pose the potential risk of long- term cell damage, cancer and other diseases. For example, starting in January 2012, the CMS required the accreditation of facilities providing the technical component of advanced imaging services, including CT, MRI, PET and nuclear medicine, in non-hospital free-standing settings. In August 2011, the Joint Commission (an independent, not-for-profit organization that accredits and certifies more than 20,500 healthcare organizations and programs in the United States) issued an alert on the radiation risks of diagnostic imaging and recommended specific actions for providing “the right test and the right dose through effective processes, safe technology and a culture of safety.” In January 2014, the Joint Commission published revised accreditation standards for diagnostic imaging. These standards were originally scheduled to take effect in July 2014, but implementation has been delayed to July 2015.

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

Any product liability claim brought against us, with or without merit, could be time consuming and costly to defend and could result in an increase of our insurance premiums. Although we have not had any such claims to date, claims that could be brought against us might not be covered by our insurance policies. Furthermore, although we currently have product liability insurance coverage with policy limits that we believe are customary for pharmaceutical companies in the diagnostic medical imaging industry and adequate to provide us with insurance coverage for foreseeable risks, even where the claim is covered by our insurance, our insurance coverage might be inadequate and we would have to pay the amount of any settlement or judgment that is in excess of our policy limits. We may not be able to obtain insurance on terms acceptable to us or at all, since insurance varies in cost and can be difficult to obtain. Our failure to maintain adequate insurance coverage or successfully defend against product liability claims could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We use hazardous materials in our business and must comply with environmental laws and regulations, which can be expensive.

Our operations use hazardous materials and produce hazardous wastes, including radioactive, chemical and, in certain circumstances, biological materials and wastes. We are subject to a variety of federal, state and local laws and regulations as well as non-U.S. laws and regulations relating to the transport, use, handling, storage, exposure to and disposal of these materials and wastes. Environmental laws and regulations are complex, change frequently and have become more stringent over time. We are required to obtain, maintain and renew various environmental permits and nuclear licenses. Although we believe that our safety procedures for transporting, using, handling, storing and disposing of, and limiting exposure to, these materials and wastes comply in all material respects with the standards prescribed by applicable laws and regulations, the risk of accidental contamination or injury cannot be eliminated. We place a high priority in these safety procedures and seek to limit any inherent risks. We generally contract with third parties for the disposal of wastes generated by our operations. Prior to disposal, we store any low level radioactive waste at our facilities to decay until the materials are no longer considered radioactive. Although we believe we have complied in all material respects with all applicable environmental, health and safety laws and regulations, we cannot assure you that we have been or will be in compliance with all such laws at all times. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators. We may be required to incur further costs to comply with current or future environmental and safety laws and regulations. In addition, in the event of accidental contamination or injury from these materials, we could be held liable for any damages that result and any such liability could exceed our resources.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our technologies and agents in development as well as successfully defending these patents and trade secrets against third party challenges, both in the United States and in foreign countries. We will only be able to protect our intellectual property from unauthorized use by third parties to the extent that we maintain the secrecy of our trade secrets and can enforce our valid patents and trademarks.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. In addition, changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property and we may not receive the same degree of protection in every jurisdiction. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third party patents.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	we might not have been the first to make the inventions covered by each of our pending patent applications and issued patents, and we could lose our patent rights as a result;

•	we might not have been the first to file patent applications for these inventions or our patent applications may not have been timely filed, and we could lose our patent rights as a result;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in any further issued patents;

•	our issued patents may not provide a basis for commercially viable drugs, may not provide us with any protection from unauthorized use of our intellectual property by third parties, and may not provide us with any competitive advantages;

•	our patent applications or patents may be subject to interferences, oppositions, post-grant review, reexaminations or similar administrative proceedings;

•	while we generally apply for patents in those countries where we intend to make, have made, use or sell patented products, we may not be able to accurately predict all of the countries where patent protection will ultimately be desirable and may be precluded from doing so at a later date;

•	we may fail to seek patent protection in certain countries where the actual cost outweighs the perceived benefit at a certain time;

•	patents issued in foreign jurisdictions may have different scopes of coverage as our United States patents and so our products may not receive the same degree of protection in foreign countries as they would in the United States;

•	we may not develop additional proprietary technologies that are patentable; or

•	the patents of others may have an adverse effect on our business.

Moreover, the issuance of a patent is not conclusive as to its validity or enforceability. A third party may challenge the validity or enforceability of a patent even after its issuance by the U.S. Patent and Trademark Office or the applicable foreign patent office. It is also uncertain how much protection, if any, will be afforded by our patents if we attempt to enforce them and they are challenged in court or in other proceedings, which may be brought in U.S. or non-U.S. jurisdictions to challenge the validity of a patent.

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

We will also rely on trade secrets and other know-how and proprietary information to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We use reasonable efforts to protect our trade secrets, but our employees, consultants, contractors, outside scientific partners and other advisors may unintentionally or willfully disclose our confidential information to competitors or other third parties. Enforcing a claim that a third party improperly obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. We often rely on confidentiality agreements with our collaborators, employees, consultants and other third parties and invention assignment agreements with our employees to protect our trade secrets and other know-how and proprietary information concerning our business. These confidentiality agreements may not prevent unauthorized disclosure of trade secrets and other know-how and proprietary information, and there can be no guarantee that an employee or an outside party will not make an unauthorized disclosure of our trade secrets, other technical know-how or proprietary information, or that we can detect such an unauthorized disclosure. We may not have adequate remedies for any unauthorized disclosure. This might happen intentionally or inadvertently. It is possible that a competitor will make use of that information, and that our competitive position will be compromised, in spite of any legal action we might take against persons making those unauthorized disclosures, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks, including DEFINITY, Cardiolite, TechneLite, Ablavar, Neurolite, Quadramet and Lantheus Medical Imaging. We cannot assure you that any pending trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

We may be subject to claims that we have infringed, misappropriated or otherwise violated the patent or other intellectual property rights of a third party. The outcome of any of these claims is uncertain and any unfavorable result could adversely affect our business, financial condition and results of operations.

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

We may be subject to litigation over infringement claims regarding the products we manufacture or distribute. This type of litigation can be costly and time consuming and could divert management’s attention and resources, generate significant expenses, damage payments (potentially including treble damages) or restrictions or prohibitions on our use of our technology, which could adversely affect our results of operations. In addition, if we are found to be infringing on proprietary rights of others, we may be required to develop non-infringing technology, obtain a license (which may not be available on reasonable terms, or at all), make substantial one-time or ongoing royalty payments, or cease making, using and/or selling the infringing products, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

For the six months ended June 30, 2014 and 2013, 23% and 25%, respectively, of our revenues were derived outside of the United States. For the years ended December 31, 2013, 2012 and 2011, 25%, 27% and 25%, respectively, of our revenues were derived from countries outside the United States. We anticipate that revenue from non-U.S. operations will grow. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	less stable political and economic environments and changes in a specific country’s or region’s political or economic conditions;

•	entering into or renewing commercial agreements with international governments or provincial authorities or entities directly or indirectly controlled by such governments or authorities, such as our Chinese partner Double-Crane;

•	international customers which are agencies or institutions of foreign governments,

•	local business practices which may be in conflict with the FCPA and Bribery Act;

•	currency fluctuations;

•	potential negative consequences from changes in tax laws affecting our ability to repatriate profits;

•	unfavorable labor regulations;

•	greater difficulties in relying on non-U.S. courts to enforce either local or U.S. laws, particularly with respect to intellectual property;

•	greater potential for intellectual property piracy;

•	greater difficulties in managing and staffing non-U.S. operations;

•	the need to ensure compliance with the numerous in-country and international regulatory and legal requirements applicable to our business in each of these jurisdictions and to maintain an effective compliance program to ensure compliance with these requirements;

•	changes in public attitudes about the perceived safety of nuclear facilities;

•	changes in trade policies, regulatory requirements and other barriers;

•	civil unrest or other catastrophic events; and

•	longer payment cycles of non-U.S. customers and difficulty collecting receivables in non-U.S. jurisdictions.

These factors are beyond our control. The realization of any of these or other risks associated with operating in non-U.S. countries could have a material adverse effect on our business, results of operations, financial condition and cash flows. As our international exposure increases and as we execute our strategy of international expansion, these risks may intensify.

We face currency and other risks associated with international sales.

We generate significant revenue from export sales, as well as from operations conducted outside the United States. During the six months ended June 30, 2014 and 2013, the net impact of foreign currency changes on transactions was a loss of $0.4 million and $6,000, respectively. During the years ended December 31, 2013, 2012 and 2011, the net impact of foreign currency changes on transactions was a loss of $349,000, $579,000 and $156,000, respectively. Operations outside the United States expose us to risks including fluctuations in currency values, trade restrictions, tariff and trade regulations, U.S. export controls, non-U.S. tax laws, shipping delays and economic and political instability. For example, violations of U.S. export controls, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, could result in fines, other civil or criminal penalties and the suspension or loss of export privileges which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.

The functional currency of each of our non-U.S. operations is generally the local currency, although one non-U.S. operation’s functional currency is the U.S. Dollar. Exchange rates between some of these currencies and U.S. Dollar have fluctuated significantly in recent years and may do so in the future. Historically, we have not used derivative financial instruments or other financial instruments to hedge those economic exposures. It is possible that fluctuations in exchange rates will have a negative effect on our results of operations.

U.S. credit markets may impact our ability to obtain financing or increase the cost of future financing, including, in the event we obtain financing with a variable interest rate, interest rate fluctuations based on macroeconomic conditions that are beyond our control.

As of June 30, 2014, we had approximately $413.5 million of total principal indebtedness consisting of $400.0 million of Notes issued May 10, 2010 and March 16, 2011 and due May 15, 2017 and our revolving credit facility, with an outstanding balance of $13.5 million. In addition to the $13.5 million outstanding under our revolving credit facility, there is an $8.8 million unfunded Standby Letter of Credit as of June 30, 2014. As of June 30, 2014, our revolving credit facility had $22.2 million of remaining availability. In June 2014, we amended our revolving credit facility to increase the size from $42.5 million to $50.0 million. During periods of volatility and disruption in the U.S., European, or global credit markets, obtaining additional or replacement financing may be more difficult and the cost of issuing new debt or replacing our revolving credit facility could be higher than under our current revolving credit facility. Higher cost of new debt may limit our ability to have cash on hand for working capital, capital expenditures and acquisitions on terms that are acceptable to us. Additionally, our revolving credit facility has a variable interest rate. By its nature, a variable interest rate will move up or down based on changes in the economy and other factors, all of which are beyond our control. If interest rates increase, our interest expense could increase, affecting earnings and reducing cash flows available for working capital, capital expenditures and acquisitions.

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

The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. It also requires us to keep books and records that accurately and fairly reflect our transactions. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States are, either directly or indirectly, with governmental entities and are therefore subject to the FCPA and similar anti-bribery laws in non- U.S. jurisdictions. In addition, the Bribery Act has been enacted, and its provisions extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties.

Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of those violations, could disrupt our business and result in a material adverse effect on our results of operations, financial condition and cash flows.

Our business depends on the continued effectiveness and availability of our information technology infrastructure, and failures of this infrastructure could harm our operations.

To remain competitive in our industry, we must employ information technologies to support manufacturing processes, quality processes, distribution, R&D and regulatory applications and that capture, manage and analyze the large streams of data generated in our clinical trials in compliance with applicable regulatory requirements. We rely extensively on technology, some of which is managed by third-party service providers, to allow the concurrent conduct of work sharing around the world. As with all information technology, our infrastructure ages and becomes subject to increasing maintenance and repair and our systems generally are vulnerable to potential damage or interruptions from fires, natural disasters, power outages, blackouts, telecommunications failures and other unexpected events, as well as to break-ins, sabotage, increasingly sophisticated intentional acts of vandalism or cyber threats. As these threats continue to evolve, we may be required to expend additional resources to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Given the extensive reliance of our business on technology, any substantial disruption or resulting loss of data that is not avoided or corrected by our backup measures could harm our business, operations and financial condition.

We may not be able to hire or retain the number of qualified personnel, particularly scientific, medical and sales personnel, required for our business, which would harm the development and sales of our products and limit our ability to grow.

Competition in our industry for highly skilled scientific, healthcare and sales personnel is intense. Although we have not had any material difficulty in the past in hiring or retaining qualified personnel other than from this intense competition, if we are unable to retain our existing personnel, or attract and train additional qualified personnel, either because of competition in our industry for these personnel or because of insufficient financial resources, then our growth may be limited and it could have a material adverse effect on our business.

If we lose the services of our key personnel, our business could be adversely affected.

Our success is substantially dependent upon the performance, contributions and expertise of our chief executive officer, executive leadership and senior management team. Jeffrey Bailey, our Chief Executive Officer and President, and other members of our executive leadership and senior management team play a significant role in generating new business and retaining existing customers. We have employment agreements with Mr. Bailey and a limited number of other individuals on our executive leadership team, although we cannot prevent them from terminating their employment with us. We do not maintain key person life insurance policies on any of our executive officers. While we have experienced both voluntary and involuntary turnover on our executive leadership team, to date we have been able to attract new, qualified individuals to lead our company and key functional areas. Our inability to retain our existing executive leadership and senior management team, maintain an appropriate internal succession program or attract and retain additional qualified personnel could have a material adverse effect on our business.

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

We are continuing to seek to acquire or in-license products, businesses or technologies that we believe are a strategic fit with our business strategy. Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;

•	disruption of our business, customer base and diversion of our management’s time and attention to develop acquired products or technologies;

•	a reduction of our current financial resources;

•	difficulty or inability to secure financing to fund development activities for those acquired or in-licensed technologies;

•	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions; and

•	higher than expected acquisition and integration costs.

We may not have sufficient resources to identify and execute the acquisition or in-licensing of third party products, businesses and technologies and integrate them into our current infrastructure. In particular, we may compete with larger pharmaceutical companies and other competitors in our efforts to establish new collaborations and in-licensing opportunities. These competitors likely will have access to greater financial resources than we do and may have greater expertise in identifying and evaluating new opportunities. Furthermore, there may be overlap between our products or customers and the companies which we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses. Additionally, the time between our expenditures to in-license or acquire new products, technologies or businesses and the subsequent generation of revenues from those acquired products, technologies or businesses (or the timing of revenue recognition related to licensing agreements and/or strategic collaborations) could cause fluctuations in our financial performance from period to period. Finally, if we devote resources to potential acquisitions or in- licensing opportunities that are never completed, or if we fail to realize the anticipated benefits of those efforts, we could incur significant impairment charges or other adverse financial consequences.

We have a substantial amount of indebtedness which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

As of June 30, 2014, we had approximately $413.5 million of total principal indebtedness consisting of $400.0 million of the Notes, which mature on May 15, 2017, and $13.5 million outstanding under our revolving credit facility. As of June 30, 2014, in addition to the $13.5 million outstanding under our revolving credit facility, there is an $8.8 million unfunded Standby Letter of Credit. Our substantial indebtedness and any future indebtedness we incur could:

•	require us to dedicate a substantial portion of cash flow from operations to the payment of interest on and principal of our indebtedness, thereby reducing the funds available for other purposes;

•	make it more difficult for us to satisfy and comply with our obligations with respect to the Notes, namely the payment of interest and principal;

•	subject us to increased sensitivity to interest rate increases;

•	make us more vulnerable to economic downturns, adverse industry or company conditions or catastrophic external events;

•	limit our ability to withstand competitive pressures;

•	reduce our flexibility in planning for or responding to changing business, industry and economic conditions; and

•	place us at a competitive disadvantage to competitors that have relatively less debt than we have.

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

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations, which are currently $39.0 million of interest per year based on our $400.0 million in total principal indebtedness as of June 30, 2014 related to the Notes, which principal is due at maturity on May 15, 2017, will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, our credit ratings could be downgraded, and we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, entering into additional corporate collaborations or licensing arrangements for one or more of our products or agents in development, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, licensed or partnered, or, if sold, licensed or partnered, of the timing of the transactions and the amount of proceeds realized from those transactions, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the financial and credit markets. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would have an adverse effect on our business, results of operations and financial condition.

Despite our substantial indebtedness, we may incur more debt, which could exacerbate the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future subject to the limitations contained in the agreements governing our debt, including the Indenture (as defined below) governing the Notes. Although these agreements restrict us and our restricted subsidiaries from incurring additional indebtedness, these restrictions are subject to important exceptions and qualifications. For example, we are generally permitted to incur certain indebtedness, including indebtedness arising in the ordinary course of business, indebtedness among restricted subsidiaries and us and indebtedness relating to hedging obligations. We are also permitted to incur indebtedness under the Indenture governing the Notes so long as we comply with an interest coverage ratio of 2.0 to 1.0, determined on a pro forma basis for the most recently completed four fiscal quarters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources—External Sources of Liquidity.” If we or our subsidiaries incur additional debt, the risks that we and they now face as a result of our high leverage could intensify. In addition, the Indenture governing the Notes and the agreement governing our revolving credit facility will not prevent us from incurring obligations that do not constitute indebtedness under the agreements.

Our debt agreements contain restrictions that will limit our flexibility in operating our business.

The Indenture governing the Notes and the agreement governing our revolving credit facility contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•	incur additional debt;

•	pay dividends or make other distributions;

•	redeem stock;

•	issue stock of subsidiaries;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates; and

•	merge, consolidate or transfer all or substantially all of our assets.

A breach of any of these covenants could result in a default under the Indenture governing the Notes and the agreement governing our revolving credit facility. We may also be unable to take advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness.

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

As of December 31, 2013, we had federal income tax loss carryforwards of $74.3 million, which will begin to expire in 2031 and will completely expire in 2034. We have had significant financial losses in previous years and as a result we currently maintain a full valuation allowance for our deferred tax assets including our federal and state tax loss carryforwards.

Item 4. Mine Safety Disclosures.

None.

Item 6. Exhibits

10.1*	Employment Agreement, dated June 4, 2014, by and between Lantheus Medical Imaging, Inc. and John K. Bakewell.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS MEDICAL IMAGING, INC.

By:	/s/ JEFFREY BAILEY
Name:	Jeffrey Bailey
Title:	President and Chief Executive Officer
Date:	August 12, 2014

LANTHEUS MEDICAL IMAGING, INC.

By:	/s/ JOHN BAKEWELL
Name:	John Bakewell
Title:	Chief Financial Officer
Date:	August 12, 2014

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Employment Agreement, dated June 4, 2014, by and between Lantheus Medical Imaging, Inc. and John K. Bakewell.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.