Form 10-Q
period 2014-09-30
Lantheus Medical Imaging, Inc.
filed 2014-11-12
CIK 1500157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The registrant had one thousand shares of common stock, $0.01 par value per share, issued and outstanding as of November 12, 2014.

EXPLANATORY NOTE

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months but is not subject to such filing requirements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$75,682	$70,385	$224,631	$212,004
Cost of goods sold	44,044	46,664	131,873	144,524

Gross profit	31,638	23,721	92,758	67,480

Operating expenses
Sales and marketing expenses	8,327	8,476	27,227	27,266
General and administrative expenses	8,722	7,132	26,564	25,678
Research and development expenses	3,049	5,893	8,958	25,428
Impairment of land	—	6,788	—	6,788

Total operating expenses	20,098	28,289	62,749	85,160

Operating income (loss)	11,540	(4,568)	30,009	(17,680)
Interest expense, net	(10,585)	(11,035)	(31,704)	(32,323)
Other income (expense), net	441	260	(148)	894

Income (loss) before income taxes	1,396	(15,343)	(1,843)	(49,109)
(Benefit) provision for income taxes	(56)	(279)	(374)	267

Net income (loss)	1,452	(15,064)	(1,469)	(49,376)

Foreign currency translation	(671)	417	(339)	(1,176)

Total comprehensive income (loss)	$781	$(14,647)	$(1,808)	$(50,552)

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$25,205	$16,669
Accounts receivable, net of allowance of $425 and $290	41,160	38,910
Inventory	16,425	18,310
Income tax receivable	448	325
Deferred tax assets	12	18
Other current assets	4,181	3,087

Total current assets	87,431	77,319

Property, plant and equipment, net	96,072	97,653
Capitalized software development costs, net	1,829	1,470
Intangibles, net	29,203	34,998
Goodwill	15,714	15,714
Deferred financing costs	7,969	9,639
Deferred tax assets	45	15
Other long-term assets	19,791	22,577

Total assets	$258,054	$259,385

Liabilities and Stockholder’s Deficit
Current liabilities
Line of credit	$8,000	$8,000
Accounts payable	15,383	18,103
Accrued expenses and other liabilities	35,088	25,492
Deferred tax liability	57	57
Deferred revenue	1,063	3,979

Total current liabilities	59,591	55,631

Asset retirement obligation	7,244	6,385
Long-term debt, net	399,220	399,037
Deferred tax liability	8	12
Other long-term liabilities	32,407	35,408

Total liabilities	498,470	496,473

Commitments and contingencies (See Note 13)
Stockholder’s deficit
Common stock ($0.001 par value, 10,000 shares authorized; 1 share issued and outstanding)	—	—
Due from parent	(3,561)	(1,259)
Additional paid-in capital	3,685	2,903
Accumulated deficit	(239,807)	(238,338)
Accumulated other comprehensive loss	(733)	(394)

Total stockholder’s deficit	(240,416)	(237,088)

Total liabilities and stockholder’s deficit	$258,054	$259,385

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Stockholder’s Deficit

(unaudited, in thousands, except share data)

	Common Stock		Due from	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Parent	Capital	Deficit	Income (Loss)	Deficit
Balance at January 1, 2013	1	$—	$(1,353)	$2,325	$(176,660)	$1,335	$(174,353)
Net loss	—	—	—	—	(61,678)	—	(61,678)
Payments from parent	—	—	94	—	—	—	94
Foreign currency translation	—	—	—	—	—	(1,729)	(1,729)
Stock-based compensation	—	—	—	578	—	—	578

Balance at December 31, 2013	1	—	(1,259)	2,903	(238,338)	(394)	(237,088)
Net loss	—	—	—	—	(1,469)	—	(1,469)
Increase in amounts due from parent	—	—	(2,302)	—	—	—	(2,302)
Foreign currency translation	—	—	—	—	—	(339)	(339)
Stock-based compensation	—	—	—	782	—	—	782

Balance at September 30, 2014	1	$—	$(3,561)	$3,685	$(239,807)	$(733)	$(240,416)

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(1,469)	$(49,376)
Adjustments to reconcile net loss to cash flow from operating activities
Depreciation and amortization	14,808	21,694
Provision for excess and obsolete inventory	1,529	2,488
Impairment of land	—	6,788
Impairment of customer relationship intangible asset	—	1,034
Stock-based compensation	782	735
Deferred income taxes	(30)	(315)
Other	(72)	267
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable	(2,383)	3,864
Inventory	668	(1,871)
Other current assets	(1,329)	1,443
Accounts payable	(2,971)	556
Accrued expenses and other liabilities	8,979	4,660
Income taxes	(123)	299
Deferred revenue	(2,941)	(4,088)

Cash provided by (used in) operating activities	15,448	(11,822)

Cash flows from investing activities
Capital expenditures	(5,303)	(3,711)
Proceeds from sale of property, plant and equipment	227	—
Redemption of certificate of deposit—restricted	228	—

Cash used in investing activities	(4,848)	(3,711)

Cash flows from financing activities
Proceeds from line of credit	5,500	8,000
Payments on line of credit	(5,500)	—
Payments on note payable	(52)	(1,174)
Deferred financing costs	(139)	(1,188)
Payments (to)/from parent	(1,741)	111

Cash (used in) provided by financing activities	(1,932)	5,749

Effect of foreign exchange rate on cash	(132)	(949)

Increase (decrease) in cash and cash equivalents	8,536	(10,733)
Cash and cash equivalents, beginning of period	16,669	31,595

Cash and cash equivalents, end of period	$25,205	$20,862

Supplemental disclosure of cash flow information
Interest paid	$19,692	$19,639
Income taxes paid, net	$375	$(30)
Noncash investing and financing activities
Property, plant and equipment included in accounts payable and accrued expenses and other liabilities	$1,488	$809
Expenses to be paid on behalf of parent included in accounts payable and accrued expenses and other liabilities	$561	$—

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Unless the context otherwise requires, references to the “Company,” “Lantheus,” “our company,” “we,” “us” and “our” refer to Lantheus MI Intermediate, Inc. and its direct and indirect subsidiaries, references to “Lantheus Intermediate” refer to only Lantheus MI Intermediate, Inc., the parent of Lantheus Medical Imaging, Inc., references to “Holdings” refer to Lantheus Holdings, Inc. (formerly known as Lantheus MI Holdings, Inc.), the parent of Lantheus Intermediate, and references to “LMI” refer to Lantheus Medical Imaging, Inc., the subsidiary of Lantheus Intermediate. Solely for convenience, we refer to trademarks, service marks and trade names without the TM, SM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted under applicable law, our rights to our trademarks, service marks and trade names.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, or the 2013 Form 10-K. The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2013 Form 10-K. There were no changes to the Company’s accounting policies since December 31, 2013. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Recent Events

The Company incurred a net loss of $1.5 million during the nine months ended September 30, 2014 and had an accumulated deficit of $239.8 million at September 30, 2014. During 2013, the Company relied on Ben Venue Laboratories, Inc., or BVL, as its sole manufacturer of Neurolite and as one of its two manufacturers of DEFINITY and Cardiolite. Following extended operational and regulatory challenges at BVL’s Bedford, Ohio facility, as of November 15, 2013, BVL ceased manufacturing for the Company any DEFINITY, Cardiolite or Neurolite product. BVL has since released for commercial distribution all of the Company’s remaining manufactured product that was awaiting BVL quality approval. The supply challenges with BVL in recent years have had a negative impact on the Company’s results. The Company has taken specific steps to address the supply chain risks and reduce discretionary spend.

Following extensive technology transfer activities, the Company currently relies on Jubilant HollisterStier, or JHS, as its sole source manufacturer of DEFINITY and evacuation vials for TechneLite. The Company has additional ongoing technology transfer activities at JHS for its Neurolite product supply. In the meantime, the Company has no other currently active supplier of Neurolite, and its Cardiolite product supply is currently manufactured by a single manufacturer.

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

If JHS is not able to continue to manufacture and release adequate product supply on a timely and consistent basis, the Company is not successful with the remainder of its JHS technology transfer programs and cannot obtain adequate supply from JHS, or the Company is unable to continue to grow DEFINITY sales, then the Company will need to implement additional expense reductions, such as a delay or elimination of discretionary spending in all functional areas as well as in other operating and strategic initiatives.

During 2013 and 2014, the Company has utilized its line of credit as a source of liquidity from time to time. Borrowing capacity under the revolving credit facility, or the Facility, is calculated by reference to a borrowing base consisting of a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus any reserves, or the Borrowing Base. If the Company is not successful in achieving its forecasted results, the Company’s accounts receivable and inventory could be negatively affected, thus reducing the Borrowing Base and limiting the Company’s borrowing capacity. As of September 30, 2014, the Borrowing Base was approximately $47.5 million, which was reduced by (i) an outstanding $8.8 million unfunded Standby Letter of Credit and (ii) an $8.1 million outstanding loan balance including interest, resulting in a net Borrowing Base availability of approximately $30.6 million.

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

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718)” or ASU 2014-12. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. The amendments in ASU 2014-12 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company does not anticipate this ASU will have a material impact to the Company’s financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-4): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” or ASU 2014-15. ASU 2014-15 to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016. Early adoption is permitted. The Company does not anticipate this ASU will have a material impact to the Company’s financial position, results of operations or cash flows.

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

Inventory

Inventory costs associated with product that has not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefits of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed during the period the costs are incurred. For the nine months ended September 30, 2014, the Company expensed $1.7 million of such product costs in cost of goods sold relating to Neurolite that was manufactured by JHS. At September 30, 2014 and December 31, 2013, the Company had no capitalized inventories associated with product that did not have regulatory approval.

Goodwill

Goodwill is not amortized, but is instead tested for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that it may be impaired. The Company has elected to perform the annual test for goodwill impairment as of October 31 of each year. All goodwill has been allocated to the U.S. operating segment.

During the first quarter of 2013, the strategic shift in how the Company funds its R&D programs significantly altered the expected future costs and revenues associated with the Company’s agents in development. Accordingly, this action was deemed to be a triggering event for an evaluation of the recoverability of the Company’s goodwill as of March 31, 2013. The Company performed an interim impairment test and determined that there was no goodwill impairment as of March 31, 2013. There were no events as of September 30, 2014 and December 31, 2013 that triggered an interim impairment test of goodwill.

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

3. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

September 30, 2014 (in thousands)	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$2,192	$2,192	$—	$—
Certificate of deposit—restricted	93	—	93	—

Total	$2,285	$2,192	$93	$—

December 31, 2013 (in thousands)	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$1,236	$1,236	$—	$—
Certificates of deposit—restricted	322	—	322	—

Total	$1,558	$1,236	$322	$—

At December 31, 2013, the Company had a $0.2 million certificate of deposit for which the Company’s use of such cash was restricted and is included in the line item “Certificates of deposit—restricted” above. This investment was classified in other current assets on the condensed consolidated balance sheet and was redeemed during the quarter ended September 30, 2014. The remaining $0.1 million at both September 30, 2014 and December 31, 2013, represents a certificate of deposit that is collateral for a long-term lease and is included in other long-term assets on the condensed consolidated balance sheet. Certificates of deposit are classified within Level 2 of the fair value hierarchy, as these are not traded on the open market.

At September 30, 2014, the Company had total cash and cash equivalents of $25.2 million, which included approximately $2.2 million of money market funds and $23.0 million of cash on-hand. At December 31, 2013, the Company had total cash and cash equivalents of $16.7 million, which included approximately $1.2 million of money market funds and $15.5 million of cash on-hand.

The estimated fair values of the Company’s financial instruments, including its cash and cash equivalents, receivables, line of credit, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The estimated fair value of the debt at September 30, 2014, based on Level 2 inputs of recent market activity available to the Company, was $392.0 million compared to the face value of $400.0 million. At December 31, 2013, the estimated fair value of the debt was $356.0 million compared to the face value of $400.0 million.

4. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year in addition to discrete events which impact the interim period. The Company’s effective tax rate differs from the U.S. statutory rate principally due to the rate impact of uncertain tax positions, valuation allowance changes and state taxes. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. The Company’s tax benefit was $0.1 million and $0.4 million for the three and nine months ended September 30, 2014, respectively, compared to a tax benefit of $0.3 million and a provision of $0.3 million for the three and nine months ended September 30, 2013, respectively.

In connection with the Company’s acquisition of the medical imaging business from Bristol-Myers Squibb Company, or BMS, in 2008, the Company obtained a tax indemnification agreement from BMS related to certain tax obligations arising prior to the acquisition of the Company, for which the Company has the primary legal obligation. The tax indemnification receivable is recognized within other long-term assets. The changes in the tax indemnification asset are recognized within other income in the condensed consolidated statement of comprehensive income (loss). In accordance with the Company’s accounting policy, the change in the tax liability and penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within the tax provision. Accordingly, as these reserves change, adjustments are included in the tax provision while the offsetting adjustment is included in other (expense) income. Assuming that the receivable from BMS continues to be considered recoverable by the Company, there is no net effect on earnings related to these liabilities and no net cash outflows.

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

The statute of limitations for the year ended December 31, 2010 U.S. tax return expired during the period ended September 30, 2014. The Company recognized the benefit associated with the reversal of uncertain tax positions of $0.9 million and $2.7 million in the three and nine months ended September 30, 2014, respectively. The statute of limitations for the year ended December 31, 2009 U.S. tax return expired during the period ended September 30, 2013. As a result the Company recognized the benefit associated with the reversal of uncertain tax positions of $0.8 million in the three and nine months ended September 30, 2013. Within the next twelve months, approximately $0.4 million of unrecognized tax benefits, primarily relating to transfer pricing, may be recognized due to the closing of statutes of limitation.

5. Inventory

The Company includes within current assets the amount of inventory that is estimated to be utilized within twelve months. Inventory that will be utilized after twelve months is classified within other long-term assets.

Inventory, classified in inventory or other long-term assets, consisted of the following:

(in thousands)	September 30, 2014	December 31, 2013
Raw materials	$5,713	$7,063
Work in process	4,410	5,849
Finished goods	6,302	5,398

Inventory	16,425	18,310
Other long-term assets	1,406	1,687

Total	$17,831	$19,997

At September 30, 2014, inventories reported as other long-term assets included $1.2 million of raw materials and $0.2 million of finished goods. At December 31, 2013, inventories reported as other long-term assets included $1.7 million of raw materials.

6. Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

(in thousands)	September 30, 2014	December 31, 2013
Land	$14,950	$14,950
Buildings	67,470	65,787
Machinery, equipment and fixtures	65,556	65,026
Construction in progress	7,438	8,029
Accumulated depreciation	(59,342)	(56,139)

Property, plant and equipment, net	$96,072	$97,653

For the three and nine months ended September 30, 2014, depreciation expense related to property, plant and equipment was $2.2 million and $6.5 million, respectively, as compared to $2.3 million and $7.1 million for the prior year comparative periods.

Included within machinery, equipment and fixtures are spare parts of approximately $2.5 million at both September 30, 2014 and December 31, 2013. Spare parts include replacement parts relating to plant and equipment and are either recognized as an expense when consumed or re-classified and capitalized as part of the related plant and equipment and depreciated over a time period not exceeding the useful life of the related asset.

Fixed assets dedicated to R&D activities, which were impacted by the March 2013 R&D strategic shift, have a carrying value of $5.2 million as of September 30, 2014. The Company believes these fixed assets will be utilized for either internally funded ongoing R&D activities or R&D activities funded by a strategic partner. If the Company is not successful in finding a strategic partner and there are no alternative uses for these fixed assets, then they could be subject to impairment in the future.

Long-Lived Assets Held for Sale

During the third quarter of 2013, the Company committed to a plan to sell certain of its excess land in the U.S. segment. This event qualified for held for sale accounting and the excess land was written down to its fair value, less estimated costs to sell. This resulted in a loss of $6.8 million, which is included within operating loss as impairment of land in the accompanying condensed consolidated statement of comprehensive income (loss). The fair value was estimated utilizing Level 3 inputs and using a market approach, based on available data for transactions in the region, discussions with real estate brokers and the asking price of comparable properties in its principal market. During the fourth quarter of 2013, the Company sold the excess land for net proceeds of $1.1 million.

7. Asset Retirement Obligations

The Company considers the legal obligation to remediate its facilities upon a decommissioning of its radioactive related operations as an asset retirement obligation. The operations of the Company have radioactive production facilities at its North Billerica, Massachusetts and San Juan, Puerto Rico sites.

The Company is required to provide the U.S. Nuclear Regulatory Commission and Massachusetts Department of Public Health financial assurance demonstrating the Company’s ability to fund the decommissioning of the North Billerica, Massachusetts production facility upon closure, although the Company does not intend to close the facility. The Company has provided this financial assurance in the form of a $28.2 million surety bond, which itself is currently secured by an $8.8 million unfunded Standby Letter of Credit provided to the third party issuer of the bond.

The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. As of September 30, 2014, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.6 million, and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life.

The following is a reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2014:

(in thousands)
Balance at January 1, 2014	$6,385
Capitalization	277
Accretion expense	582

Balance at September 30, 2014	$7,244

8. Intangibles, net

Intangibles, net consisted of the following:

	September 30, 2014
(in thousands)	Cost	Accumulated amortization	Net	Amortization Method
Trademarks	$13,540	$4,662	$8,878	Straight-line
Customer relationships	105,942	88,094	17,848	Accelerated
Other patents	42,780	40,303	2,477	Straight-line

	$162,262	$133,059	$29,203

	December 31, 2013
(in thousands)	Cost	Accumulated amortization	Net	Amortization Method
Trademarks	$13,540	$3,298	$10,242	Straight-line
Customer relationships	106,298	84,476	21,822	Accelerated
Other patents	42,780	39,846	2,934	Straight-line

	$162,618	$127,620	$34,998

During the third quarter of 2013, the Company was in negotiations with a new distributor for the sale of certain products within certain international geographies. This agreement was signed in October 2013 and the Company did not renew the agreements with its former distributors in these international geographies. Therefore, the Company reviewed the recoverability of certain of its customer relationship intangible assets in the International segment. The Company completed an update of its sales forecast based on current negotiations with new customers and its impact on its existing customer base. The Company, using its revised sales forecast, conducted an impairment analysis and concluded that the estimate of future undiscounted cash flows associated with the acquired customer relationships did not exceed the carrying amount of the asset and therefore, the asset would need to be written down to its fair value. In order to calculate the fair value of the acquired customer relationship intangible assets, the Company utilized Level 3 inputs to estimate the future discounted cash flows associated with remaining customers and as a result of this analysis, recorded an impairment charge of $1.0 million to adjust the carrying value to its fair value. This expense was recorded within cost of goods sold in the accompanying condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2013.

For the three and nine months ended September 30, 2014, the Company recorded amortization expense for its intangible assets of $1.9 million and $5.7 million, respectively, as compared to $3.6 million and $10.8 million for the prior year comparative periods.

Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2014	$1,902
2015	6,021
2016	5,337
2017	3,521
2018	2,792
2019 and thereafter	9,630

$29,203

9. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are comprised of the following:

(in thousands)	September 30, 2014	December 31, 2013
Compensation and benefits	$10,875	$10,209
Accrued interest	14,719	4,989
Accrued professional fees	1,713	1,361
Research and development services	220	338
Freight, distribution and operations	3,187	3,432
Accrued loss on firm purchase commitment	—	1,315
Marketing expense	1,243	749
Accrued rebates, discounts and chargebacks	2,729	1,739
Other	402	1,360

	$35,088	$25,492

As of December 31, 2013, the Company had accrued a contract loss of $1.3 million associated with the portion of the committed purchases of Ablavar product from the Company’s supplier that the Company did not believe it would sell prior to expiry. As of September 30, 2014, the accrued contract loss has been reclassified to a reserve against the Ablavar inventory balance, because the Company satisfied the remaining purchase commitments in the first quarter of 2014.

10. Financing Arrangements

Senior Notes

LMI has $400.0 million in aggregate principal amount of Senior Notes, or the Notes, outstanding. The Notes bear interest at a rate of 9.750% per year, payable on May 15 and November 15 of each year. The Notes mature on May 15, 2017.

Revolving Line of Credit

LMI had a Facility with an original aggregate principal amount not to exceed $42.5 million. On June 24, 2014, the Company executed an amendment to the Facility, which (i) increased the committed availability for total borrowings under the Facility from $42.5 million to $50.0 million, (ii) set the interest at LIBOR plus 2.00% or the Reference Rate (as defined in the agreement) plus 1.00%, (iii) set the unused line fee at 0.375%, and (iv) further modified certain definitions. In connection with the amendment, LMI incurred approximately $0.2 million in fees and expenses as of September 30, 2014, which will be amortized on a straight-line basis over the term of the Facility.

The Facility expires on the earlier of (i) July 3, 2018, or (ii) if the outstanding Notes are not refinanced in full, the date that is 91 days before the maturity thereof, at which time all outstanding borrowings are due and payable.

As of September 30, 2014 and December 31, 2013, the Company has an unfunded Standby Letter of Credit for up to $8.8 million. The unfunded Standby Letter of Credit requires an annual fee, payable quarterly, which is set at LIBOR plus a spread of 2.00% and expires on February 5, 2015, which will automatically renew for a one year period at each anniversary date, unless the Company elects not to renew in writing within 60 days prior to that expiration.

The Facility is secured by a pledge of substantially all of the assets of each of the Company, LMI and Lantheus Real Estate, including each entity’s accounts receivable, inventory and machinery and equipment, and is guaranteed by each of Lantheus Intermediate and Lantheus Real Estate. Borrowing capacity is determined by reference to a Borrowing Base, which is based on a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus any reserves. As of September 30, 2014, the aggregate Borrowing Base was approximately $47.5 million, which was reduced by (i) an outstanding $8.8 million unfunded Standby Letter of Credit and (ii) an $8.1 million outstanding loan balance including interest, resulting in a net Borrowing Base availability of approximately $30.6 million.

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

The Company uses the following Black-Scholes inputs to determine the fair value of new stock option grants.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected volatility	—	36%	33 - 35%	36%
Expected dividends	—	—	—	—
Expected life (in years)	—	6.3	5.5 - 6.3	5.5 - 6.3
Risk-free interest rate	—	1.7%	1.5 – 1.9%	0.7 - 1.7%

A summary of option activity for 2014 is presented below:

	Time Based	Performance Based	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,761,037	1,097,425	3,858,462	$4.89	6.9	$6,777,000
Options granted	74,664	—	74,664	5.98
Options cancelled	(21,500)	(6,952)	(28,452)	4.88
Options exercised	(4,500)	(1,737)	(6,237)	2.00
Options forfeited or expired	(31,000)	(7,880)	(38,880)	7.29

Outstanding at September 30, 2014	2,778,701	1,080,856	3,859,557	4.89	6.2	$3,979,000

Vested and expected to vest at September 30, 2014	2,715,687	701,755	3,417,442	4.64	5.9	$3,979,000

Exercisable at September 30, 2014	1,815,393	548,302	2,363,695	3.58	4.7	$3,979,000

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2014 was $2.08. No options were granted during the three months ended September 30, 2014. The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2013 was $2.53 and $2.45, respectively.

Stock-based compensation expense for both time based and performance based awards was recognized in the condensed consolidated statements of comprehensive income (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Cost of goods sold	$32	$26	$104	$56
Sales and marketing	34	46	116	86
General and administrative	151	62	474	553
Research and development	30	38	88	40

Total stock-based compensation expense	$247	$172	$782	$735

Stock-based compensation expense recognized in the condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 are based on awards ultimately expected to vest as well as any changes in the probability of achieving certain performance features as required.

Upon termination of employment, Holdings has the right to call shares held by employees that were purchased or acquired through option exercise. As a result of this right, upon termination of service, vested stock-based awards are reclassified to liability-based awards when it is probable the employee will exercise the option and that Holdings will exercise its call right. As of September 30, 2014 and December 31, 2013, the Company did not have any liability-based awards outstanding.

The Company did not recognize an income tax benefit with respect to stock compensation in either the nine months ended September 30, 2014 or 2013. As of September 30, 2014, there was approximately $2.1 million of total unrecognized compensation costs related to non-vested stock options granted under the 2013 and 2008 Plans. These costs are expected to be recognized over a weighted-average remaining period of 1.3 years. In addition, performance based awards contain certain contingent features, such as change in control provisions, which allow for the vesting of previously forfeited and unvested awards. As of September 30, 2014, there was approximately $1.0 million of unrecognized compensation expense relating to these features, which could be recognized through 2023.

12. Other (Expense) Income, net

Other (expense) income, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Foreign currency (losses) gains	$82	$(174)	$(311)	$(180)
Tax indemnification income	359	434	163	706
Other income	—	—	—	368

Total other income (expense), net	$441	$260	$(148)	$894

13. Legal Proceedings and Contingencies

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. In addition, the Company has in the past been, and may in the future be, subject to investigations by governmental and regulatory authorities, which expose it to greater risks associated with litigation, regulatory or other proceedings, as a result of which the Company could be required to pay significant fines or penalties. The outcome of litigation, regulatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. As of September 30, 2014, the Company had no material ongoing litigation in which the Company was a defendant or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

On December 16, 2010, LMI filed suit against one of its insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply shortage. The claim is the result of the shutdown of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. Discovery, including international discovery and related motion practice, has been on-going for more than three years. The defendant filed a motion for summary judgment on July 14, 2014. The Company filed a memorandum of law in opposition to defendant’s motion for summary judgment on August 25, 2014. The defendant filed a reply memorandum of law in further support of its motion for summary judgment on September 15, 2014. Expert witness discovery was completed on October 31, 2014. The Company cannot be certain what amount, if any, or when, if ever, it will be able to recover for business interruption losses related to this matter.

14. Related Party Transactions

At September 30, 2014 and December 31, 2013, LMI had outstanding receivables from Holdings in the amount of $3.6 million and $1.3 million, respectively, which was included in due from parent within stockholder’s deficit.

Avista, the majority shareholder of Holdings, provides certain advisory services to the Company pursuant to an advisory services and monitoring agreement. The Company is required to pay an annual fee of $1.0 million and other reasonable and customary advisory fees, as applicable, paid on a quarterly basis. The initial term of the agreement is seven years. Upon termination, which is at the Company’s option, all remaining amounts owed under the agreement shall become due immediately. During each of the three and nine months ended September 30, 2014, the Company incurred costs associated with this agreement totaling $0.3 million and $0.8 million, respectively, as compared to $0.3 million and $0.8 million for the prior year comparative periods. At September 30, 2014 and December 31, 2013, $16,000 and $30,000, respectively, was included in accrued expenses.

The Company had a Master Contract Research Organization Services Agreement with INC Research, LLC, or INC, to provide clinical development services in connection with the flurpiridaz F 18 Phase III program. Avista and certain of its affiliates are principal owners of both INC and the Company. The agreement was cancelled during May 2014. The agreement had a term of five years, and the Company did not incur any costs associated with this agreement in the three and nine months ended September 30, 2014. The Company incurred costs associated with this agreement totaling $0.5 million in the nine months ended September 30, 2013. No costs were incurred in the three months ended September 30, 2013. At both September 30, 2014 and December 31, 2013, there was no balance due to INC.

The Company purchases inventory supplies from VWR Scientific, or VWR. Avista and certain of its affiliates are principal owners of both VWR and the Company. During each of the three and nine months ended September 30, 2014, the Company made purchases of $0.1 million and $0.2 million, respectively, as compared to $0.1 million and $0.2 million for the prior year comparative periods. At September 30, 2014 and December 31, 2013, $20,000 and $1,000, respectively, was included in accounts payable and accrued expenses.

The Company retains Marsh for insurance brokering and risk management. In November 2013, Donald Bailey, brother of the Company’s President and Chief Executive Officer, Jeffrey Bailey, was appointed head of sales for Marsh’s U.S. and Canada division. In 2014, the Company expects to pay Marsh approximately $0.3 million. At both September 30, 2014 and December 31, 2013, there was a prepaid of $43,000 included in other current assets.

At December 31, 2013, the Company had $0.1 million due from an officer of the Company included in accounts receivable, net. These amounts represent federal and state tax withholdings paid by the Company on behalf of the officer. During the second quarter of 2014, this amount was fully repaid by the officer.

15. Segment Information

The Company reports two operating segments, U.S. and International, based on geographic customer base. The results of these operating segments are regularly reviewed by our chief operating decision maker, the President and Chief Executive Officer. The Company’s segments derive revenues through the manufacturing, marketing, selling and distribution of medical imaging products, focused primarily on cardiovascular diagnostic imaging. The U.S. segment comprises 78.5% and 77.8% of consolidated revenues for the three and nine months ended September 30, 2014, respectively, as compared to 73.9% and 74.8% for the prior year comparative periods and 90.1% and 89.8% of consolidated assets at September 30, 2014 and December 31, 2013, respectively. All goodwill has been allocated to the U.S. operating segment.

Selected information for each business segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
U.S.	$64,311	$56,407	$188,679	$174,167
International	16,253	18,381	49,823	53,514

Total revenue, including inter-segment	80,564	74,788	238,502	227,681
Less inter-segment revenue	(4,882)	(4,403)	(13,871)	(15,677)

	$75,682	$70,385	$224,631	$212,004

Revenues from external customers
U.S.	$59,429	$52,004	$174,808	$158,490
International	16,253	18,381	49,823	53,514

	$75,682	$70,385	$224,631	$212,004

Operating income (loss)
U.S.	$10,493	$(5,116)	$25,930	$(18,414)
International	1,009	(54)	3,653	913

Total operating income (loss), including inter-segment	11,502	(5,170)	29,583	(17,501)
Inter-segment operating income (loss)	38	602	426	(179)

Operating income (loss)	11,540	(4,568)	30,009	(17,680)
Interest expense, net	(10,585)	(11,035)	(31,704)	(32,323)
Other income (expense), net	441	260	(148)	894

Income (loss) before income taxes	$1,396	$(15,343)	$(1,843)	$(49,109)

	September 30, 2014	December 31, 2013
Total Assets
U.S.	$232,491	$232,973
International	25,563	26,412

	$258,054	$259,385

16. Guarantor Financial Information

The Notes, issued by LMI, are guaranteed by Lantheus Intermediate, or the Parent Guarantor, and Lantheus Real Estate, one of Lantheus Intermediate’s wholly-owned consolidated subsidiaries, or the Guarantor Subsidiary. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheet information as of September 30, 2014 and December 31, 2013, comprehensive income (loss) information for the three and nine months ended September 30, 2014 and 2013 and cash flow information for the nine months ended September 30, 2014 and 2013 for Lantheus Intermediate, LMI, the Guarantor Subsidiary and Lantheus Intermediate’s other wholly-owned subsidiaries, or the Non-Guarantor Subsidiaries. The condensed consolidating financial statements have been prepared on the same basis as the condensed consolidated financial statements of Lantheus Intermediate. The equity method of accounting is followed within this financial information.

Condensed Consolidating Balance Sheet Information

September 30, 2014

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Assets:
Current assets
Cash and cash equivalents	$—	$20,121	$—	$5,084	$—	$25,205
Accounts receivable, net	—	30,611	—	10,549	—	41,160
Intercompany accounts receivable	—	2,962	—	—	(2,962)	—
Inventory	—	13,500	—	2,925	—	16,425
Income tax receivable	—	423	—	25	—	448
Deferred tax assets	—	—	—	12	—	12
Other current assets	—	3,916	—	265	—	4,181

Total current assets	—	71,533	—	18,860	(2,962)	87,431
Property, plant and equipment, net	—	75,510	15,555	5,007	—	96,072
Capitalized software development costs, net	—	1,828	—	1	—	1,829
Intangibles, net	—	26,628	—	2,575	—	29,203
Goodwill	—	15,714	—	—	—	15,714
Deferred financing costs	—	7,969	—	—	—	7,969
Deferred tax assets	—	—	—	45	—	45
Investment in subsidiaries	(240,416)	39,293	—	—	201,123	—
Intercompany note receivable	—	—	—	5,568	(5,568)	—
Other long-term assets	—	19,591	—	200	—	19,791

Total assets	$(240,416)	$258,066	$15,555	$32,256	$192,593	$258,054

Liabilities and (deficit) equity:
Current liabilities
Line of credit	$—	$8,000	$—	$—	$—	$8,000
Accounts payable	—	13,810	—	1,573	—	15,383
Intercompany accounts payable	—	—	—	2,962	(2,962)	—
Accrued expenses and other liabilities	—	31,944	—	3,144	—	35,088
Deferred tax liability	—	—	—	57	—	57
Deferred revenue	—	1,063	—	—	—	1,063

Total current liabilities	—	54,817	—	7,736	(2,962)	59,591
Asset retirement obligations	—	7,049	—	195	—	7,244
Long-term debt, net	—	399,220	—	—	—	399,220
Intercompany note payable	—	5,568	—	—	(5,568)	—
Deferred tax liability	—	—	—	8	—	8
Other long-term liabilities	—	31,828	—	579	—	32,407

Total liabilities	—	498,482	—	8,518	(8,530)	498,470
(Deficit) equity	(240,416)	(240,416)	15,555	23,738	201,123	(240,416)

Total liabilities and (deficit) equity	$(240,416)	$258,066	$15,555	$32,256	$192,593	$258,054

Condensed Consolidating Balance Sheet Information

December 31, 2013

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Assets:
Current assets
Cash and cash equivalents	$—	$11,995	$—	$4,674	$—	$16,669
Accounts receivable, net	—	28,099	—	10,811	—	38,910
Intercompany accounts receivable	—	2,671	—	—	(2,671)	—
Inventory	—	15,414	—	2,896	—	18,310
Income tax receivable	—	297	—	28	—	325
Deferred tax assets	—	—	—	18	—	18
Other current assets	—	2,906	—	181	—	3,087

Total current assets	—	61,382	—	18,608	(2,671)	77,319
Property, plant and equipment, net	—	76,068	15,615	5,970	—	97,653
Capitalized software development costs, net	—	1,468	—	2	—	1,470
Intangibles, net	—	31,838	—	3,160	—	34,998
Goodwill	—	15,714	—	—	—	15,714
Deferred financing costs	—	9,639	—	—	—	9,639
Deferred tax assets	—	—	—	15	—	15
Investment in subsidiaries	(237,088)	40,289	—	—	196,799	—
Intercompany note receivable	—	—	—	5,396	(5,396)	—
Other long-term assets	—	22,370	—	207	—	22,577

Total assets	$(237,088)	$258,768	$15,615	$33,358	$188,732	$259,385

Liabilities and (deficit) equity:
Current liabilities
Line of credit	$—	$8,000	$—	$—	$—	$8,000
Accounts payable	—	16,672	—	1,431	—	18,103
Intercompany accounts payable	—	—	—	2,671	(2,671)	—
Accrued expenses and other liabilities	—	21,409	—	4,083	—	25,492
Deferred tax liability	—	—	—	57	—	57
Deferred revenue	—	3,979	—	—	—	3,979

Total current liabilities	—	50,060	—	8,242	(2,671)	55,631
Asset retirement obligations	—	6,212	—	173	—	6,385
Long-term debt, net	—	399,037	—	—	—	399,037
Intercompany note payable	—	5,396	—	—	(5,396)	—
Deferred tax liability	—	—	—	12	—	12
Other long-term liabilities	—	35,151	—	257	—	35,408

Total liabilities	—	495,856	—	8,684	(8,067)	496,473
(Deficit) equity	(237,088)	(237,088)	15,615	24,674	196,799	(237,088)

Total liabilities and (deficit) equity	$(237,088)	$258,768	$15,615	$33,358	$188,732	$259,385

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended September 30, 2014

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$66,927	$—	$13,637	$(4,882)	$75,682
Cost of goods sold	—	36,243	—	12,683	(4,882)	44,044

Gross profit	—	30,684	—	954	—	31,638

Operating expenses
Sales and marketing expenses	—	7,462	—	865	—	8,327
General and administrative expenses	—	8,222	20	480	—	8,722
Research and development expenses	—	2,953	—	96	—	3,049

Operating income (loss)	—	12,047	(20)	(487)	—	11,540
Interest expense, net	—	(10,649)	—	64	—	(10,585)
Other income, net	—	305	—	136	—	441
Equity in earnings (losses) of affiliates	1,452	(497)	—	—	(955)	—

Income (loss) before income taxes	1,452	1,206	(20)	(287)	(955)	1,396
(Benefit) provision for income taxes	—	(246)	—	190	—	(56)

Net income (loss)	1,452	1,452	(20)	(477)	(955)	1,452

Foreign currency translation	—	—	—	(671)	—	(671)
Equity in other comprehensive (loss) income of subsidiaries	(671)	(671)	—	—	1,342	—

Total comprehensive income (loss)	$781	$781	$(20)	$(1,148)	$387	$781

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended September 30, 2013

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$59,416	$—	$15,372	$(4,403)	$70,385
Cost of goods sold	—	35,859	—	15,208	(4,403)	46,664

Gross profit	—	23,557	—	164	—	23,721

Operating expenses
Sales and marketing expenses	—	7,641	—	835	—	8,476
General and administrative expenses	—	6,585	20	527	—	7,132
Research and development expenses	—	5,779	—	114	—	5,893
Impairment of land	—	—	6,788	—	—	6,788

Operating income (loss)	—	3,552	(6,808)	(1,312)	—	(4,568)
Interest expense, net	—	(11,083)	—	48	—	(11,035)
Other income (expense), net	—	409	—	(149)	—	260
Equity in earnings (losses) of affiliates	(15,064)	(8,197)	—	—	23,261	—

Income (loss) before income taxes	(15,064)	(15,319)	(6,808)	(1,413)	23,261	(15,343)
(Benefit) provision for income taxes	—	(255)	—	(24)	—	(279)

Net income (loss)	(15,064)	(15,064)	(6,808)	(1,389)	23,261	(15,064)

Foreign currency translation	—	—	—	417	—	417
Equity in other comprehensive income (loss) of subsidiaries	417	417	—	—	(834)	—

Total comprehensive income (loss)	$(14,647)	$(14,647)	$(6,808)	$(972)	$22,427	$(14,647)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Nine Months Ended September 30, 2014

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$196,435	$—	$42,067	$(13,871)	$224,631
Cost of goods sold	—	108,111	—	37,633	(13,871)	131,873

Gross profit	—	88,324	—	4,434	—	92,758

Operating expenses
Sales and marketing expenses	—	24,466	—	2,761	—	27,227
General and administrative expenses	—	24,822	60	1,682	—	26,564
Research and development expenses	—	8,656	—	302	—	8,958

Operating income (loss)	—	30,380	(60)	(311)	—	30,009
Interest expense, net	—	(31,896)	—	192	—	(31,704)
Other income (expense), net	—	80	—	(228)	—	(148)
Equity in earnings (losses) of affiliates	(1,469)	(657)	—	—	2,126	—

Income (loss) before income taxes	(1,469)	(2,093)	(60)	(347)	2,126	(1,843)
(Benefit) provision for income taxes	—	(624)	—	250	—	(374)

Net income (loss)	(1,469)	(1,469)	(60)	(597)	2,126	(1,469)

Foreign currency translation	—	—	—	(339)	—	(339)
Equity in other comprehensive income (loss) of subsidiaries	(339)	(339)	—	—	678	—

Total comprehensive income (loss)	$(1,808)	$(1,808)	$(60)	$(936)	$2,804	$(1,808)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Nine Months Ended September 30, 2013

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$180,453	$—	$47,228	$(15,677)	$212,004
Cost of goods sold	—	115,962	—	44,239	(15,677)	144,524

Gross profit	—	64,491	—	2,989	—	67,480

Operating expenses
Sales and marketing expenses	—	24,564	—	2,702	—	27,266
General and administrative expenses	—	23,844	60	1,774	—	25,678
Research and development expenses	—	25,200	—	228	—	25,428
Impairment of land	—	—	6,788	—	—	6,788

Operating loss	—	(9,117)	(6,848)	(1,715)	—	(17,680)
Interest expense, net	—	(32,458)	—	135	—	(32,323)
Other income (expense), net	—	1,039	—	(145)	—	894
Equity in earnings (losses) of affiliates	(49,376)	(8,552)	—	—	57,928	—

Income (loss) before income taxes	(49,376)	(49,088)	(6,848)	(1,725)	57,928	(49,109)
(Benefit) provision for income taxes	—	288	—	(21)	—	267

Net income (loss)	(49,376)	(49,376)	(6,848)	(1,704)	57,928	(49,376)

Foreign currency translation	—	—	—	(1,176)	—	(1,176)
Equity in other comprehensive income (loss) of subsidiaries	(1,176)	(1,176)	—	—	2,352	—

Total comprehensive income (loss)	$(50,552)	$(50,552)	$(6,848)	$(2,880)	$60,280	$(50,552)

Condensed Consolidating Cash Flow Information

Nine Months September September 30, 2014

	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$—	$14,614	$—	$834	$—	$15,448

Cash flows from investing activities
Capital expenditures	—	(5,011)	—	(292)	—	(5,303)
Payments from subsidiary	1,741	—	—	—	(1,741)	—
Proceeds from sale of property, plant and equipment	—	227	—	—	—	227
Redemption of certificate of deposit-restricted	—	228	—	—	—	228

Cash provided by (used in) investing activities	1,741	(4,556)	—	(292)	(1,741)	(4,848)

Cash flows from financing activities
Proceeds from line of credit	—	5,500	—	—	—	5,500
Payments on line of credit	—	(5,500)	—	—	—	(5,500)
Payments on note payable	—	(52)	—	—	—	(52)
Deferred financing costs	—	(139)	—	—	—	(139)
Payments to parent	(1,741)	(1,741)	—	—	1,741	(1,741)

Cash provided by (used in) financing activities	(1,741)	(1,932)	—	—	1,741	(1,932)

Effect of foreign exchange rate on cash	—	—	—	(132)	—	(132)

Increase (decrease) in cash and cash equivalents	—	8,126	—	410	—	8,536
Cash and cash equivalents, beginning of period	—	11,995	—	4,674	—	16,669

Cash and cash equivalents, end of period	$—	$20,121	$—	$5,084	$—	$25,205

Condensed Consolidating Cash Flow Information

Nine Months Ended September 30, 2013

	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by (used in) operating activities	$—	$(13,054)	$—	$2,970	$(1,738)	$(11,822)

Cash flows from investing activities
Capital expenditures	—	(3,621)	—	(90)	—	(3,711)
Intercompany note	—	—	—	(2,249)	2,249	—
Proceeds from dividend	—	4,174	—	—	(4,174)	—

Cash provided by (used in) investing activities	—	553	—	(2,339)	(1,925)	(3,711)

Cash flows from financing activities
Proceeds from line of credit	—	8,000	—	—	—	8,000
Payments on note payable	—	(1,174)	—	—	—	(1,174)
Deferred financing costs	—	(1,188)	—	—	—	(1,188)
Payments from parent	—	111	—	—	—	111
Intercompany note	—	2,249	—	—	(2,249)	—
Payment of dividend	—	—	—	(5,912)	5,912	—

Cash provided by (used in) financing activities	—	7,998	—	(5,912)	3,663	5,749

Effect of foreign exchange rate on cash	—	—	—	(949)	—	(949)

Increase (decrease) in cash and cash equivalents	—	(4,503)	—	(6,230)	—	(10,733)
Cash and cash equivalents, beginning of period	—	17,635	—	13,960	—	31,595

Cash and cash equivalents, end of period	$—	$13,132	$—	$7,730	$—	$20,862

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this quarterly report are forward-looking statements. Such forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and include words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “should,” “could,” “predicts,” “hopes” and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) outlook and expectations related to the global isotope supply and products manufactured at Jubilant HollisterStier, or JHS, and Pharmalucence; (ii) our outlook and expectations including, without limitation, in connection with continued market expansion and penetration for our commercial products, particularly DEFINITY in the face of increased competition; (iii) our outlook and expectations related to our intention to seek to engage strategic partners to assist in developing and potentially commercializing development candidates; and (iv) our liquidity, including our belief that our existing cash, cash equivalents, anticipated revenues and availability under our revolving credit facility are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this quarterly report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	our dependence upon third parties for the manufacture and supply of a substantial portion of our products;

•	risks associated with the technology transfer programs to secure production of our products at alternate contract manufacturer sites;

•	risks associated with the manufacturing and distribution of our products and the regulatory requirements related thereto;

•	the instability of the global molybdenum-99, or Moly, supply;

•	our ability to continue to increase segment penetration for DEFINITY in suboptimal echocardiograms and the increased segment competition from other echocardiography contrast agents, including Optison from GE Healthcare and the newly approved Lumason (known as Sonovue outside of the U.S.) from Bracco Diagnostics, Inc., or Bracco;

•	risks associated with supply and demand for Xenon;

•	our dependence on key customers and group purchasing organization arrangements for our medical imaging products, and our ability to maintain and profitably renew our contracts and relationships with those key customers and group purchasing organizations;

•	our ability to compete effectively, including in connection with pricing pressures and new market entrants;

•	the dependence of certain of our customers upon third party healthcare payors and the uncertainty of third party coverage and reimbursement rates;

•	uncertainties regarding the impact of U.S. healthcare reform on our business, including related reimbursements for our current and potential future products;

•	our being subject to extensive government regulation and our potential inability to comply with those regulations;

•	potential liability associated with our marketing and sales practices;

•	the occurrence of any side effects with our products;

•	our exposure to potential product liability claims and environmental liability;

•	risks associated with our lead agent in development, flurpiridaz F 18, including our ability to:

•	attract strategic partners to successfully complete the Phase 3 clinical program and possibly commercialize the agent;

•	obtain FDA approval; and

•	gain post-approval market acceptance and adequate reimbursement;

•	risks associated with being able to negotiate in a timely manner relationships with potential strategic partners to advance our other development programs on acceptable terms, or at all;

•	the extensive costs, time and uncertainty associated with new product development, including further product development relying on external development partners;

•	our inability to introduce new products and adapt to an evolving technology and diagnostic landscape;

•	our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;

•	risks related to our outstanding indebtedness and our ability to satisfy those obligations;

•	risks associated with the current economic environment, including the U.S. credit markets;

•	risks associated with our international operations;

•	our inability to adequately maintain and protect our facilities, equipment and technology infrastructure;

•	our inability to hire or retain skilled employees and key personnel;

•	costs and other risks associated with the Sarbanes-Oxley Act and the Dodd-Frank Act; and

•	other factors that are described in “Risk Factors” under Part II – Item 1A of this report.

Factors that could cause or contribute to such differences include, but are not limited to, those that are discussed in other documents we file with the Securities and Exchange Commission, including our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014. Any forward-looking statement made by us in this quarterly report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward- looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as the other factors described in “Risk Factors” under Part II—Item 1A of this report and the information provided in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.

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

Cardiolite is a technetium-based radiopharmaceutical imaging agent used in myocardial perfusion imaging, or MPI, procedures to detect coronary artery disease using SPECT. Cardiolite was approved by the FDA in 1990, and its market exclusivity expired in July 2008.

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

The following table sets forth our revenue derived from our principal products:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2014	%	2013	%	2014	%	2013	%
DEFINITY	$24,261	32.1%	$20,161	28.6%	$70,136	31.2%	$55,932	26.4%
TechneLite	23,612	31.2	22,422	31.9	70,178	31.2	70,103	33.1
Xenon	8,916	11.8	8,182	11.6	27,525	12.3	24,151	11.4
Cardiolite	4,673	6.2	4,640	6.6	14,165	6.3	20,739	9.8
Other	14,220	18.7	14,980	21.3	42,627	19.0	41,079	19.3

Revenues	$75,682	100.0%	$70,385	100.0%	$224,631	100.0%	$212,004	100.0%

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

Growth of DEFINITY

We believe the market opportunity for our contrast agent, DEFINITY, remains significant. DEFINITY is currently our fastest growing and highest margin commercial product. We believe that DEFINITY sales will continue to grow and that DEFINITY will constitute a greater share of our overall product mix. As a result of DEFINITY’s continued growth, we believe that our gross profit will increase, and that increased DEFINITY sales will favorably impact our overall gross margin. As we better educate the physician and healthcare provider community about the benefits and risks of this product, we believe we will experience further penetration of suboptimal echocardiograms.

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

There are three echocardiography contrast agents approved by the FDA for sale in the U.S. – DEFINITY which in September 2014 had an approximately 76% segment share, GE Healthcare’s Optison and Bracco’s Lumason, which was approved by the FDA in October 2014. Lumason is known as SonoVue outside of the U.S. and is already approved for sale in Europe and certain Asian markets, including China, Japan and Korea. While we believe that additional promotion in the U.S. echocardiography segment will help raise awareness around the value that echocardiography contrast brings and potentially increase the overall contrast penetration rate, if Bracco successfully commercializes Lumason in the U.S. without otherwise increasing the overall usage of ultrasound contrast agents, our own segment share could be negatively affected and consequently our growth expectations for DEFINITY revenue, gross profit and gross margin may have to be adjusted.

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

Executive Overview

Our results in the three and nine months ended September 30, 2014 reflect the following:

•	increased revenues and segment penetration for DEFINITY in the suboptimal echocardiogram segment as a result of our sales efforts and sustained availability of product supply;

•	decreased revenues from our Cardiolite products resulting from continued generic competition;

•	increased revenues resulting from the return of Neurolite product supply in the third quarter of 2013;

•	the impact of certain cost savings actions taken in March 2013 as we finish implementing the strategic shift in how we fund our research and development, or R&D, programs;

•	lower material costs incurred for the production of TechneLite; and

•	lower international revenues across product lines because of unfavorable foreign exchange and competitive pressures.

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Revenues	$75,682	$70,385	$224,631	$212,004
Cost of goods sold	44,044	46,664	131,873	144,524

Gross profit	31,638	23,721	92,758	67,480

Operating expenses
Sales and marketing expenses	8,327	8,476	27,227	27,266
General and administrative expenses	8,722	7,132	26,564	25,678
Research and development expenses	3,049	5,893	8,958	25,428
Impairment of land	—	6,788	—	6,788

Total operating expenses	20,098	28,289	62,749	85,160

Operating income (loss)	11,540	(4,568)	30,009	(17,680)
Interest expense, net	(10,585)	(11,035)	(31,704)	(32,323)
Other income (expense), net	441	260	(148)	894

Income (loss) before income taxes	1,396	(15,343)	(1,843)	(49,109)
(Benefit) provision for income taxes	(56)	(279)	(374)	267

Net income (loss)	1,452	(15,064)	(1,469)	(49,376)

Foreign currency translation	(671)	417	(339)	(1,176)

Total comprehensive income (loss)	$781	$(14,647)	$(1,808)	$(50,552)

Revenues

Revenues are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
United States
DEFINITY	$23,764	$19,758	$68,768	$54,796
TechneLite	20,879	19,351	61,602	61,064
Xenon	8,914	8,173	27,519	24,117
Cardiolite	888	462	1,915	7,324
Other	4,984	4,260	15,004	11,189

Total U.S. revenues	$59,429	$52,004	$174,808	$158,490

International
DEFINITY	$497	$403	$1,368	$1,136
TechneLite	2,733	3,071	8,576	9,039
Xenon	2	9	6	34
Cardiolite	3,785	4,178	12,250	13,415
Other	9,236	10,720	27,623	29,890

Total International revenues	$16,253	$18,381	$49,823	$53,514

Revenues	$75,682	$70,385	$224,631	$212,004

Total revenues increased $5.3 million, or 7.5%, to $75.7 million in the three months ended September 30, 2014, as compared to $70.4 million in the three months ended September 30, 2013. Excluding the impact of foreign currency exchange rates, total revenues increased by 8.0% compared to the prior year quarter. U.S. segment revenue increased $7.4 million, or 14.3%, to $59.4 million in the three months ended September 30, 2014, as compared to $52.0 million in the prior year period. The International segment revenues decreased $2.1 million, or 11.6%, to $16.3 million in the three months ended September 30, 2014, as compared to $18.4 million in the prior year period. Excluding the impact of foreign currency exchange rates, International segment revenues decreased by 9.7% compared to the prior year quarter.

Total revenues increased $12.6 million, or 6.0%, to $224.6 million in the nine months ended September 30, 2014, as compared to $212.0 million in the nine months ended September 30, 2013. Excluding the impact of foreign currency exchange rates, total revenues increased by 7.1% compared to the prior year period. U.S. segment revenue increased $16.3 million, or 10.3%, to $174.8 million in the nine months ended September 30, 2014, as compared to $158.5 million in the prior year period. The International segment revenues decreased $3.7 million, or 6.9%, to $49.8 million in the nine months ended September 30, 2014, as compared to $53.5 million in the prior year period. Excluding the impact of foreign currency exchange rates, International segment revenues decreased by 2.2% compared to the prior year period.

The increase in U.S. segment revenues for the three months ended September 30, 2014, as compared to the prior year period is primarily due to a $4.0 million increase in DEFINITY revenues as a result of higher unit volumes, a $1.6 million increase in Neurolite revenues as the product returned to market in September 2013 and a $1.5 million increase in TechneLite revenues primarily due to higher volumes. Offsetting these increases was $1.2 million decrease in Quadramet revenues due to lower unit volume since we transitioned to becoming the direct manufacturer of this product at the end of 2013.

The increase in U.S. segment revenues for the nine months ended September 30, 2014, as compared to the prior year period is primarily due to a $14.0 million increase in DEFINITY revenues as a result of higher unit volumes, a $6.4 million increase in Neurolite revenues as the product returned to market in September 2013 and a $3.4 million increase in Xenon revenues primarily due to higher selling prices. Offsetting these increases was a decrease in Cardiolite revenues of $5.4 million over the prior period as a result of a contract with a significant customer that reduced unit pricing and volume commitments and a $3.4 million decrease in Quadramet revenues due to lower unit volume since we transitioned to becoming the direct manufacturer of this product at the end of 2013.

The decrease in the International segment revenues for the three months ended September 30, 2014, as compared to the prior year period is primarily due to a $0.7 million decrease in third party product revenues, a $0.3 million decrease in Cardiolite revenues and a $0.2 million decrease in TechneLite revenues as a result of competitive pressures in our international markets. Neurolite revenues decreased by $0.3 million as compared to the prior year period due to a significant spot order of Neurolite ligand to Japan in the prior year period. In addition, revenues are lower by $0.3 million due to unfavorable foreign exchange.

The decrease in the International segment revenues for the nine months ended September 30, 2014, as compared to the prior year period is primarily due to $2.5 million unfavorable foreign exchange, combined with a $2.1 million decrease in third party product revenues and a $0.6 million decrease in Cardiolite revenues as a result of competitive pressures in our international markets. Offsetting these decreases were a $0.8 million increase in Neurolite revenues driven by the return of finished product to the market and $0.7 million increase in Thallium revenues in Asia Pacific.

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

An analysis of the amount of, and change in, reserves is summarized as follows:

(dollars in thousands)	Rebates	Allowances	Total
Balance, as of January 1, 2013	$1,542	$66	$1,608
Current provisions relating to revenues in current year	4,696	243	4,939
Adjustments relating to prior years’ estimate	(21)	—	(21)
Payments/credits relating to revenues in current year	(3,438)	(220)	(3,658)
Payments/credits relating to revenues in prior years	(1,040)	(69)	(1,109)

Balance, as of December 31, 2013	1,739	20	1,759
Current provisions relating to revenues in current year	5,018	230	5,248
Adjustments relating to prior years’ estimate	(57)	—	(57)
Payments/credits relating to revenues in current year	(2,922)	(216)	(3,138)
Payments/credits relating to revenues in prior years	(1,049)	(20)	(1,069)

Balance, as of September 30, 2014	$2,729	$14	$2,743

Accrued sales rebates were approximately $2.7 million and $1.7 million at September 30, 2014 and December 31, 2013, respectively. The $1.0 million increase in accrued sales rebates is primarily associated with a new rebate program associated with the Quadramet product.

Costs of Goods Sold

Cost of goods sold consists of manufacturing, distribution, intangible asset amortization and other costs related to our commercial products. In addition, it includes the write-off of excess and obsolete inventory.

Cost of goods sold is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
United States	$31,791	$31,337	$95,047	$101,357
International	12,253	15,327	36,826	43,167

Total Cost of Goods Sold	$44,044	$46,664	$131,873	$144,524

Total cost of goods sold decreased $2.6 million, or 5.6%, to $44.0 million in the three months ended September 30, 2014, as compared to $46.7 million in the three months ended September 30, 2013. U.S. segment cost of goods sold increased approximately $0.5 million, or 1.4%, to $31.8 million in the three months ended September 30, 2014, as compared to $31.3 million in the prior year period. For the three months ended September 30, 2014, the International segment cost of goods sold decreased $3.1 million, or 20.1%, to $12.2 million, as compared to $15.3 million in the prior year period.

Total cost of goods sold decreased $12.7 million, or 8.8%, to $131.9 million in the nine months ended September 30, 2014, as compared to $144.5 million in the nine months ended September 30, 2013. U.S. segment cost of goods sold decreased approximately $6.3 million, or 6.2%, to $95.0 million in the nine months ended September 30, 2014, as compared to $101.4 million in the prior year period. For the nine months ended September 30, 2014, the International segment cost of goods sold decreased $6.4 million, or 14.7%, to $36.8 million, as compared to $43.2 million in the prior year period.

The increase in the U.S. segment cost of goods sold for the three months ended September 30, 2014 over the prior year period is primarily due to an increase of $0.7 million in the cost of goods associated with Thallium due to higher unit volumes sold. In addition, there was a $0.7 million increase in DEFINITY cost of goods due to higher material costs and higher sales unit volumes. Offsetting these increases was a $1.3 million decrease in Cardiolite cost of goods as a result of lower amortization expense due to a write-down in the Cardiolite trademark intangible asset in the fourth quarter of 2013.

The decrease in the U.S. segment cost of goods sold for the nine months ended September 30, 2014 over the prior year period is primarily due to a decrease of $5.9 million in cost of goods associated with Cardiolite as a result of lower amortization expense due to a write-down in the Cardiolite trademark intangible asset in the fourth quarter of 2013 and lower unit volumes sold. In addition, TechneLite cost of goods decreased $2.6 million due to lower material costs and sales unit volume. Offsetting these decreases was a $2.3 million increase in DEFINITY cost of goods due to higher sales unit volumes and higher technology transfer costs.

The decrease in the International segment cost of goods sold for the three months ended September 30, 2014 over the prior year period is primarily due to a $1.7 million decrease as a result of lower sales volume and reduced costs associated with operating efficiencies, combined with a $1.2 million lower amortization expense due to an intangibles impairment charge recognized in the prior year period.

The decrease in the International segment cost of goods sold for the nine months ended September 30, 2014 over the prior year period is primarily due to a $3.6 million decrease as a result of lower sales volume and reduced costs associated with operating efficiencies, combined with a $1.5 million lower amortization expense due to an intangibles impairment charge recognized in the prior year period. In addition, cost of goods sold is lower by $1.2 million due to favorable foreign exchange impact.

Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
United States	$27,638	$20,668	$79,761	$57,134
International	4,000	3,053	12,997	10,346

Total Gross Profit	$31,638	$23,721	$92,758	$67,480

Total gross profit increased $7.9 million, or 33.4%, to $31.6 million in the three months ended September 30, 2014, as compared to $23.7 million in the three months ended September 30, 2013. U.S. segment gross profit increased $7.0 million, or 33.7%, to $27.7 million in the three months ended September 30, 2014, as compared to $20.7 million in the prior year period. For the three months ended September 30, 2014, the International segment gross profit increased $0.9 million, or 31.0%, to $4.0 million, as compared to $3.1 million in the prior year period.

Total gross profit increased $25.3 million, or 37.5%, to $92.8 million in the nine months ended September 30, 2014, as compared to $67.5 million in the nine months ended September 30, 2013. U.S. segment gross profit increased $22.6 million, or 39.6%, to $79.8 million in the nine months ended September 30, 2014, as compared to $57.1 million in the prior year period. For the nine months ended September 30, 2014, the International segment gross profit increased $2.7 million, or 25.6%, to $13.0 million, as compared to $10.3 million in the prior year period.

The increase in the U.S. segment gross profit for the three months ended September 30, 2014 over the prior year period is primarily due to a $3.3 million increase in DEFINITY gross profit due to higher unit volumes and a $1.8 million increase for Neurolite gross profit since the product returned to market in September 2013. In addition, TechneLite gross profit increased by $1.4 million primarily due to lower material costs and higher selling price, Cardiolite gross profit increased $1.3 million due to lower amortization expense, and Xenon gross profit increased by $0.6 million due to higher selling price. Offsetting these increases was a $1.3 million decrease in Quadramet gross profit due to lower unit volume since we transitioned to becoming the direct manufacturer at the end of 2013.

The increase in the U.S. segment gross profit for the nine months ended September 30, 2014 over the prior year period is primarily due to a $11.7 million increase in DEFINITY gross profit due to higher unit volumes and a $6.2 million increase for Neurolite gross profit since the product returned to market in September 2013. In addition, Xenon gross profit increased by $3.4 million due to higher selling price and TechneLite gross profit increased by $3.1 million primarily due to lower material costs and higher selling price. Offsetting these increases was a $3.7 million decrease in Quadramet gross profit due to lower unit volume since we transitioned to becoming the direct manufacturer at the end of 2013.

The increase in the International segment gross profit for the three months ended September 30, 2014 over the prior year period is primarily due to a $1.2 million lower amortization expense, as compared to the prior year period, due to an intangible impairment charge recognized in the prior year period. This increase was partially offset mainly by an unfavorable foreign exchange impact of $0.2 million.

The increase in the International segment gross profit for the nine months ended September 30, 2014 over the prior year period is primarily due to a $1.4 million lower amortization expense, as compared to the prior year period, due to an intangible impairment charge recognized in the prior year period, as well as reduced costs associated with increased operating efficiencies, the return of Neurolite finished product to the market and lower volume of more expensive substitute products sold in the current period as a result of the return of supply. These increases were partially offset by an unfavorable foreign exchange impact of $1.3 million.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, business development and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
United States	$7,299	$7,483	$23,897	$24,065
International	1,028	993	3,330	3,201

Total Sales and Marketing	$8,327	$8,476	$27,227	$27,266

Total sales and marketing expenses decreased $0.1 million, or 1.8%, to $8.3 million in the three months ended September 30, 2014, as compared to $8.5 million in the three months ended September 30, 2013. In the U.S. segment, sales and marketing expense decreased $0.2 million, or 2.5%, to $7.3 million in the three months ended September 30, 2014, as compared to $7.5 million in the prior year period. In the International segment, sales and marketing expense remained flat as compared to the prior year period.

Total sales and marketing expenses remained flat in the nine months ended September 30, 2014 as compared to the prior year period. In the U.S. segment, sales and marketing expense decreased $0.2 million, or 0.7%, to $23.9 million in the nine months ended September 30, 2014, as compared to $24.1 million in the prior year period. In the International segment, sales and marketing expense increased $0.1 million, or 4.0%, to $3.3 million in the nine months ended September 30, 2014, as compared to $3.2 million in the prior year period.

The decrease in the U.S. segment sales and marketing expenses for the three months ended September 30, 2014 over the prior year period is primarily due to the timing of DEFINITY marketing research expenses in the prior year period, offset in part, by increase in promotional activities related to DEFINITY.

The decrease in the U.S. segment sales and marketing expenses for the nine months ended September 30, 2014 over the prior year period is primarily due to decreases in headcount and employee related expenses. Offsetting these decreases are increases in higher DEFINITY advertising and promotion expenses and credit card fees on an increase in revenues.

The increase in the International segment sales and marketing expenses for the nine months ended September 30, 2014 over the prior year period is primarily due to higher headcount and employee related expenses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
United States	$8,242	$6,605	$24,882	$23,904
International	480	527	1,682	1,774

Total General and Administrative	$8,722	$7,132	$26,564	$25,678

Total general and administrative expenses increased $1.6 million, or 22.3%, to $8.7 million in the three months ended September 30, 2014, as compared to $7.1 million in the three months ended September 30, 2013. In the U.S. segment, general and administrative expense increased $1.6 million, or 24.8%, to $8.2 million in the three months ended September 30, 2014, as compared to $6.6 million in the prior year period. In the International segment, general and administrative expense remained flat as compared to the prior year period.

Total general and administrative expenses increased $0.9 million, or 3.5%, to $26.6 million in the nine months ended September 30, 2014, as compared to $25.7 million in the nine months ended September 30, 2013. In the U.S. segment, general and administrative expense increased $1.0 million, or 4.1%, to $24.9 million in the nine months ended September 30, 2014, as compared to $23.9 million in the prior year period. In the International segment, general and administrative expense remained flat as compared to the prior year period.

The increase in the U.S. segment general and administrative expenses for the three months ended September 30, 2014 over the prior year period is primarily due to an increase in employee related expenses, higher legal fees related to our business interruption claim and non-recurrence of bad debt recovery that occurred in prior year. Offsetting these increases was a decrease in depreciation expense.

The increase in the U.S. segment general and administrative expenses for the nine months ended September 30, 2014 over the prior year period is primarily due to an increase in employee related expenses, including recruitment. Offsetting these increases were non-recurrence of severance expense related to the reduction in force in the first quarter of 2013, decrease in depreciation expense, cost savings achieved through the renegotiation of certain information technology related contracts and lower legal fees due to reduced amount of services.

Research and Development

Research and development expenses relate primarily to the development of new products and improvements to existing products to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions. We do not allocate research and development expenses incurred in the United States to our International segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
United States	$2,953	$5,779	$8,656	$25,200
International	96	114	302	228

Total Research and Development	$3,049	$5,893	$8,958	$25,428

Total research and development expenses decreased $2.8 million, or 48.3%, to $3.1 million in the three months ended September 30, 2014, as compared to $5.9 million in the three months ended September 30, 2013. In the U.S. segment, research and development expense decreased $2.8 million, or 48.9%, to $3.0 million in the three months ended September 30, 2014, as compared to $5.8 million in the prior year period. In the International segment, research and development expense remained flat as compared to the prior year period.

Total research and development expenses decreased $16.5 million, or 64.8%, to $9.0 million in the nine months ended September 30, 2014, as compared to $25.4 million in the nine months ended September 30, 2013. In the U.S. segment, research and development expense decreased $16.5 million, or 65.7%, to $8.7 million in the nine months ended September 30, 2014, as compared to $25.2 million in the prior year period. In the International segment, research and development expense increased $0.1 million, or 32.5%, to $0.3 million in the nine months ended September 30, 2014, as compared to $0.2 million in the prior year period.

The decrease in the U.S. segment research and development expenses for both the three and nine months ended September 30, 2014 over the prior year periods are primarily due to a decline in external expense associated with Phase 3 clinical trial for flurpiridaz F 18 as we completed patient enrollment during the third quarter of 2013. In addition, we had lower headcount related to the reduction in force in the first quarter of 2013 as a result of a strategic shift to use fewer internal resources as we seek strategic partners to assist in the future development and commercialization of our development candidates.

The increase in the International segment research and development expenses for the nine months ended September 30, 2014 over the prior year period is primarily due to a higher allocation of depreciation expense to research and development.

Impairment of Land

During the third quarter of 2013, we committed to a plan to sell certain of our excess land. This event qualified for held for sale accounting and the excess land was written down to its fair value, less costs to sell. This resulted in a loss of $6.8 million, which is included within operating loss as impairment of land in the accompanying condensed consolidated statement of comprehensive income (loss). The fair value was estimated utilizing Level 3 inputs and using a market approach, based on available data for transactions in the region as well as the asking price of comparable properties in our principal market. On November 8, 2013, we sold the excess land for net proceeds of $1.1 million.

Other Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Interest expense	$(10,592)	$(11,052)	$(31,724)	$(32,410)
Interest income	7	17	20	87
Other income (expense), net	441	260	(148)	894

Total other expense, net	$(10,144)	$(10,775)	$(31,852)	$(31,429)

Interest Expense

For the three and nine months ended September 30, 2014, compared to the same periods in 2013, interest expense decreased by $0.5 million and $0.7 million, respectively, as a result of decreased amortization related to deferred financing costs.

Interest Income

For the three and nine months ended September 30, 2014, compared to the same periods in 2013, interest income decreased by $10,000 and $67,000, respectively, as a result of the change in balances in interest bearing accounts.

Other Income (Expense), net

For the three months ended September 30, 2014, as compared to the prior year period, other income increased by $0.2 million as a result of an increase in foreign currency gains. For the nine months ended September 30, 2014, as compared to the prior year period, other income decreased by $1.0 million as a result of a net $1.2 million settlement indemnified by BMS during 2013. In addition, during the nine months ended September 30, 2013, we received $0.4 million in consideration from the extinguishment of our membership interest in a mutual insurance company.

Provision (benefit) for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Provision (benefit) for income taxes	$(56)	$(279)	$(374)	$267

For the nine months ended September 30, 2014 and 2013, our effective tax rate was 20.3% and (0.5)%, respectively. The $0.2 million decrease in the tax benefit for the three months ended September 30, 2014, as compared to the same period in 2013, was impacted primarily by a larger pre-tax income in certain foreign jurisdictions. The $0.6 million decrease in the tax provision for the nine months ended September 30, 2014, as compared to the same period in 2013, was impacted primarily by a larger pre-tax income in certain foreign jurisdictions and higher tax rate which was offset by the New York State settlement benefit, which exceeded the prior year reversal of an uncertain tax position relating to state taxes. Our tax rate is also affected by recurring items, such as tax rates in foreign jurisdictions, which we expect to be fairly consistent in the near term, as well as other discrete events that may not be consistent from year-to-year. The following items had the most significant impact on the differences between our statutory U.S. federal income tax rate of 35% and our effective tax rate during the three and nine months ended:

Three months ended September 30, 2014

•	A $0.9 million decrease in our uncertain tax positions primarily relating to the closing of a statute of limitations relating to transfer pricing matters.

•	A $0.7 million increase in our uncertain tax positions relating to accrued interest associated with state tax nexus and transfer pricing matters.

•	A $0.2 million decrease relating to loss corporations with full valuation allowances for which the losses are not benefited.

Nine months ended September 30, 2014

•	A $0.9 million decrease in our uncertain tax positions primarily relating to the closing of a statute of limitations relating to a transfer pricing matter.

•	A $2.1 million increase in our uncertain tax positions primarily relating to accrued interest associated with state tax nexus and transfer pricing matters.

•	A $1.8 million decrease in our uncertain tax positions relating to the New York State settlement agreement.

•	A $1.1 million increase relating to loss corporations with full valuation allowances for which the losses are not benefited

Three months ended September 30, 2013

•	A $5.6 million increase to our valuation allowance against net domestic deferred tax assets.

•	A $0.7 million increase in our uncertain tax positions relating to accrued interest associated with state tax nexus and transfer pricing matters.

•	A $0.8 million decrease in our uncertain tax positions primarily relating to the closing of a statute of limitations relating to a transfer pricing matter.

Nine months ended September 30, 2013

•	A $17.4 million increase to our valuation allowance against net domestic deferred tax assets.

•	A $2.1 million increase in our uncertain tax positions primarily relating to accrued interest associated with state tax nexus and transfer pricing matters.

•	A $0.9 million decrease in our uncertain tax positions relating to the closing of a statute of limitations relating to a state tax matter.

•	A $0.8 million decrease in our uncertain tax positions primarily relating to the closing of a statute of limitations relating to a transfer pricing matter.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
(dollars in thousands)	2014	2013	$ Change
Cash provided by (used in):
Operating activities	$15,448	$(11,822)	$27,270
Investing activities	$(4,848)	$(3,711)	$(1,137)
Financing activities	$(1,932)	$5,749	$(7,681)

Net Cash Provided by (Used in) Operating Activities

Cash used in operating activities is primarily driven by our earnings and changes in working capital. The decrease in cash used in operating activities for the nine months ended September 30, 2014 as compared to 2013 was primarily driven by a decrease in net loss. The improvement was partially offset by cash flow decreases in accounts payable primarily due to the timing of payments and cash flow decreases in accounts receivable due to timing of receipts.

Net Cash Used in Investing Activities

The increase in net cash used in investing activities in the nine months ended September 30, 2014 as compared to 2013 primarily reflects increased spending on the purchase of property and equipment.

Net Cash Provided by (Used in) Financing Activities

Our primary sources of cash in financing activities are related to proceeds from our line of credit. The decrease in net cash provided by financing activities in the nine months ended September 30, 2014 as compared to 2013 was primarily driven by lower levels of net borrowings under our line of credit during 2014.

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

As of September 30, 2014 and December 31, 2013, we had an unfunded Standby Letter of Credit for up to $8.8 million. The unfunded Standby Letter of Credit has an annual fee, payable quarterly, which, subsequent to the amendment, is set at LIBOR plus a spread of 2.00% and expires on February 5, 2015. The unfunded Standby Letter of Credit will automatically renew for a one year period at each anniversary date, unless we elect not to renew in writing within 60 days prior to such expiration.

Our revolving credit facility is secured by a pledge of substantially all of our assets together with the assets of Lantheus Intermediate and Lantheus MI Real Estate, LLC, or Lantheus Real Estate, including each such entity’s accounts receivable, inventory and machinery and equipment, and is guaranteed by each of Lantheus Intermediate and Lantheus Real Estate. Borrowing capacity is determined by reference to a borrowing base, or the Borrowing Base, which is based on (i) a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus (ii) any reserves. As of September 30, 2014, the aggregate Borrowing Base was approximately $47.5 million, which was reduced by (i) an outstanding $8.8 million unfunded Standby Letter of Credit and (ii) an $8.1 million outstanding loan balance including interest, resulting in a net borrowing base availability of approximately $30.6 million.

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

At September 30, 2014, our only current committed external source of funds is our borrowing availability under our revolving credit facility. We generated a net loss of $1.5 million during the nine months ended September 30, 2014 and had $25.2 million of cash and cash equivalents at September 30, 2014. Availability under our revolving credit facility is calculated by reference to the Borrowing Base. If we are not successful in achieving our forecasted results, our accounts receivable and inventory could be negatively affected, reducing the Borrowing Base and limiting our borrowing availability.

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

During the first quarter of 2013, the strategic shift in how we will fund our R&D programs significantly altered the expected future costs and revenues associated with our agents in development. Accordingly, this action was deemed to be a triggering event for an evaluation of the recoverability of our goodwill as of March 31, 2013. We performed an interim impairment test and determined that there was no impairment of goodwill as of March 31, 2013. There were no events as of September 30, 2014 and December 31, 2013 that triggered an interim impairment test. At each annual and interim impairment test date, the fair value of our reporting unit, which includes goodwill, was substantially in excess of our carrying value.

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

Fixed assets dedicated to R&D activities, which were impacted by the March 2013 R&D strategic shift, have a carrying value of $5.2 million as of September 30, 2014. We believe these fixed assets will be utilized for either internally funded ongoing R&D activities or R&D activities funded by a strategic partner. If we are not successful in finding a strategic partner, and there are no alternative uses for those fixed assets, they could be subject to impairment in the future.

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Form 10-K for the year ended December 31, 2013, for a discussion of our critical accounting estimates. There have been no material changes to our critical accounting policies in the nine months ended September 30, 2014.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our revolving credit facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of September 30, 2014, there was $8.1 million outstanding including interest under our revolving credit facility and an $8.8 million unfunded Standby Letter of Credit, which reduced availability to $30.6 million on our revolving credit facility. Any increase in the interest rate under our revolving credit facility may have a negative impact on our future earnings to the extent we have outstanding borrowings under our revolving credit facility. The effect of a 100 basis points adverse change in market interest rates on our interest expense for the nine months ending September 30, 2014, would be approximately $76,000. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than ours, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the nine months ended September 30, 2014 and 2013, the net impact of foreign currency changes on transactions was a loss of $0.3 million and $0.2 million, respectively. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

Gross margins of products we manufacture at our U.S. plants and sell in currencies other than the U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on revenues for the nine month periods ended September 30, 2014 and 2013 was 41.3% and 31.8%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the nine months ended September 30, 2014, we estimate our gross margin on revenues would have increased by 0.0%, 0.2% and 0.5%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the nine months ended September 30, 2013, we estimate our gross margin on revenues would have increased by 0.1%, 0.3% and 0.5%, respectively.

In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar. Our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar. The Canadian Dollar represents the primary currency risk on our earnings.

If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our revenues and net income for the nine months ended September 30, 2014 would have been impacted by approximately the following amounts:

Increase in U.S. Dollar to Applicable Foreign Currency Exchange Rate	Approximate Decrease in Revenues	Approximate Decrease in Net Loss
	(dollars in thousands)
1%	$(332)	$(16)
5%	(1,658)	(79)
10%	(3,316)	(157)

If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our revenues and net income for the nine months ended September 30, 2013 would have been impacted by approximately the following amounts:

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended September 30, 2014 in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 16, 2010, we filed suit against one of our insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply shortage (Lantheus Medical Imaging, Inc., Plaintiff v. Zurich American Insurance Company, Defendant, United States District Court, Southern District of New York, Case No. 10 Civ 9371). The claim is the result of the shutdown of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. Discovery, including international discovery and related motion practice, has been on-going for more than three years. The defendant filed a motion for summary judgment on July 14, 2014. We filed a memorandum of law in opposition to defendant’s motion for summary judgment on August 25, 2014. The defendant filed a reply memorandum of law in further support of its motion for summary judgment on September 15, 2014. Expert witness discovery was completed on October 31, 2014. We cannot be certain what amount, if any, or when, if ever, we will be able to recover for business interruption losses related to this matter.

Except as noted above, as of September 30, 2014, we had no material ongoing litigation, regulatory or other proceeding and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

Item 1A. Risk Factors

There have been no changes in the risk factors set forth in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 except as set forth below. For further information, refer to Part II—Item IA. “Risk Factors,” in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.

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

Our manufacturing agreement for Ablavar has terminated. We do not have any current plans to initiate technology transfer activities for Ablavar. If we do not engage in Ablavar technology transfer activities in the future with a new manufacturing partner for Ablavar, then our existing Ablavar inventory will expire in 2016 and we will have no further Ablavar inventory that we will be able to sell.

In addition to the products described above, for reasons of quality assurance or cost-effectiveness, we purchase certain components and raw materials from sole suppliers (including, for example, the lead casing for our TechneLite generators and the evacuation vials for our TechneLite generators manufactured by JHS). Because we do not control the actual production of many of the products we sell and many of the raw materials and components that make up the products we sell, we may be subject to delays caused by interruption in production based on events and conditions outside of our control. At our North Billerica, Massachusetts facility, we manufacture TechneLite on a relatively new, highly automated production line, as well as Thallium and Gallium using our older cyclotron technology. As with all manufacturing facilities, equipment and infrastructure age and become subject to increasing maintenance and repair. If we or one of our manufacturing partners experiences an event, including a labor dispute, natural disaster, fire, power outage, machinery breakdown, security problem, failure to meet regulatory requirements, product quality issue, technology transfer issue or other issue, we may be unable to manufacture the relevant products at previous levels or on the forecasted schedule, if at all. Due to the stringent regulations and requirements of the governing regulatory authorities regarding the manufacture of our products, we may not be able to quickly restart manufacturing at a third party or our own facility or establish additional or replacement sources for certain products, components or materials.

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

The growth of our business is substantially dependent on increased market penetration for the appropriate use of DEFINITY in suboptimal echocardiograms. Of the over 30 million echocardiograms performed each year in the United States, a third party source estimates that 20%, or approximately six million echocardiograms, produce suboptimal images. We estimate that DEFINITY had approximately 76% share of the market for contrast agents in the United States in September 2014. If we are not able to continue to grow DEFINITY sales through increased market penetration, we will not be able to grow the revenue and cash flow of the business or continue to fund our other growth initiatives at planned levels, which could have a negative effect on our prospects.

In the United States, we are heavily dependent on a few large customers and group purchasing organization arrangements to generate a majority of our revenues for our medical imaging products. Outside of the United States, we rely on distributors to generate a substantial portion of our revenue.

In the United States, we rely on a limited number of radiopharmacy customers, primarily Cardinal, GE Healthcare, UPPI and Triad, to distribute our current largest volume nuclear imaging products and generate a majority of our revenues. Three customers accounted for approximately 39% of our revenues in the fiscal year ended December 31, 2013, with Cardinal, UPPI and GE Healthcare accounting for 19%, 10% and 10%, respectively. Among the existing radiopharmacies in the United States, continued consolidations, divestitures and reorganizations may have a negative effect on our business, results of operations, financial condition or cash flows. We generally have distribution arrangements with our major radiopharmacy customers pursuant to multi-year contracts, each of which is subject to renewal. For example, our current contract with Cardinal for TechneLite generators, Cardiolite, Xenon, Neurolite and other products expires on December 31, 2014, and negotiations are currently underway with Cardinal in connection with the renewal of that contract. If these contracts are terminated prior to expiration of their term, or are not renewed, or are renewed on terms that are less favorable to us, then such an event could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

                We have a history of net losses and cannot assure you that we will achieve or sustain profitability in the future. For the nine months ended September 30, 2014, we incurred net loss of $1.5 million and total stockholder’s deficit of $240.4 million. We incurred net loss for the years ended December 31, 2013, 2012 and 2011 of $61.7 million, $42.0 million and $136.5 million, respectively, and as of December 31, 2013, we had a total stockholder’s deficit of $237.1 million. We cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. If we cannot improve our profitability, the value of our enterprise may decline.

We face significant competition in our business and may not be able to compete effectively.

The market for diagnostic medical imaging agents is highly competitive and continually evolving. Our principal competitors in existing diagnostic modalities include large, global companies with substantial financial, manufacturing, sales and marketing and logistics resources that are more diversified than ours, such as Mallinckrodt, GE Healthcare, Bayer Schering Pharma AG, or Bayer, Bracco, and DRAXIS Specialty Pharmaceuticals Inc. (an affiliate of JHS), or Draxis, as well as other competitors. We cannot anticipate their actions in the same or competing diagnostic modalities, such as significant price reductions on products that are comparable to our own, development or introduction of new products that are more cost- effective or have superior performance than our current products, the introduction of generic versions when our proprietary products lose their patent protection or the new entry into a generic market in which we are already a participant. Our current or future products could be rendered obsolete or uneconomical as a result of this competition. Our failure to compete effectively could cause us to lose market share to our competitors and have a material adverse effect on our business, results of operations, financial condition and cash flows.

In October 2014, Bracco received FDA approval in the United States for its echocardiography agent, Lumason (known as SonoVue outside the U.S.), which is already approved for sale in Europe and certain Asian markets, including China, Japan and Korea. Bracco now has one of three FDA-approved echocardiography contrast agents in the United States, together with GE Healthcare’s Optison and our DEFINITY. If Bracco successfully commercializes Lumason in the United States without otherwise increasing the overall usage of ultrasound contrast agents, our current and future sales volume could suffer, which would have a material adverse effect on our business, results of operations, financial condition and cash flows.

Generic competition has significantly eroded our market share of the MPI segment for Cardiolite products and will continue to do so.

We are currently aware of four separate, third party generic offerings of sestamibi, the first of which launched in September 2008. Cardiolite products accounted for approximately 6% and 10% of our revenues in the nine months ended September 30, 2014 and

2013, respectively, and 9%, 12% and 19% of our revenues in the fiscal years ended December 31, 2013, 2012, and 2011, respectively. Included in Cardiolite is branded Cardiolite and generic sestamibi, some of which we produce and some of which we procure from third parties. With the advent of generic competition in September 2008, we have faced significant pricing and unit volume pressures on Cardiolite. To the extent generic competitors further reduce their prices, we may be forced to further reduce the price of our Cardiolite products as well as lose additional market share, which would have an adverse effect on our business, results of operations, financial condition and cash flows.

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

Under U.S. law, for example, we are required to report certain adverse events and production problems, if any, to the FDA. We also have similar adverse event and production reporting obligations outside of the United States, including to the EMA and MHRA. Additionally, we must comply with requirements concerning advertising and promotion for our products, including the prohibition on the promotion of our products for indications that have not been approved by the FDA or a so-called “off-label use.” If the FDA determines that our promotional materials constitute the unlawful promotion of an off-label use, it could request that we modify our promotional materials or subject us to regulatory or enforcement actions. Also, quality control and manufacturing procedures at our own facility and at third party suppliers must conform to cGMP regulations and other applicable law after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMPs and other applicable law, and, from time to time, makes those cGMPs more stringent. Accordingly, we and others with whom we work must expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control. For example, we currently rely on JHS as our sole manufacturer of DEFINITY and, later in 2014 or 2015, we will rely on JHS as our sole manufacturer of Neurolite. JHS has recently received a warning letter from the FDA in connection with their manufacturing facility in Spokane, Washington where our products are, or will be, manufactured. If JHS cannot resolve the issues in their facility underlying the warning letter or if the issues become worse, then the FDA could take additional regulatory action which could limit or suspend the ability of JHS to manufacture our products and have any additional products approved at the Spokane facility for manufacture until the issues are resolved and remediated. Such a limitation or suspension could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

DEFINITY is an ultrasound contrast agent based on perflutren lipid microspheres. In 2007, the FDA received reports of deaths and serious cardiopulmonary reactions following the administration of ultrasound micro-bubble contrast agents used in echocardiography. Four of the 11 reported deaths were caused by cardiac arrest occurring either during or within 30 minutes following the administration of the contrast agent; most of the serious but non-fatal reactions also occurred in this time frame. As a result, in October 2007, the FDA requested that we and GE Healthcare, which distributes Optison, a competitor to DEFINITY, add a boxed warning to these products emphasizing the risk for serious cardiopulmonary reactions and that the use of these products was contraindicated in certain patients. In a strong reaction by the cardiology community to the FDA’s new position, a letter was sent to the FDA, signed by 161 doctors, stating that the benefit of these ultrasound contrast agents outweighed the risks and urging that the boxed warning be removed. In May 2008, the FDA substantially modified the boxed warning. On May 2, 2011, the FDA held an advisory committee meeting to consider the status of ultrasound micro-bubble contrast agents and the boxed warning. In October 2011, we received FDA approval of further modifications to the DEFINITY label, including: further relaxing the boxed warning; eliminating the sentence in the Indication and Use section “The safety and efficacy of DEFINITY with exercise stress or pharmacologic stress testing have not been established” (previously added in October 2007 in connection with the imposition of the box warning); and including summary data from the post-approval CaRES (Contrast echocardiography Registry for Safety Surveillance) safety registry and the post-approval pulmonary hypertension study. Bracco’s newly approved ultrasound contrast agent, Lumason, has substantially similar safety labeling as DEFINITY and Optison. If additional safety issues arise, this may result in further changes in labeling or result in restrictions on the approval of our product, including removal of the product from the market. Lingering safety concerns about DEFINITY among some healthcare providers or future unanticipated side effects or safety concerns associated with DEFINITY could limit expanded use of DEFINITY and have a material adverse effect on the unit sales of this product and our financial condition and results of operations.

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

Even if we are able to develop, manufacture and obtain regulatory approvals for our new products, the success of these products would depend upon market acceptance and adequate reimbursement. Levels of market acceptance for our new products could be affected by a number of factors, including:

•	the availability of alternative products from our competitors, such as, in the case of DEFINITY, GE Healthcare’s Optison, Bracco’s Lumason and other imaging modalities;

•	the price of our products relative to those of our competitors;

•	the timing of our market entry;

•	our ability to market and distribute our products effectively;

•	market acceptance of our products; and

•	our ability to obtain adequate reimbursement.

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

For the nine months ended September 30, 2014 and 2013, 22% and 25%, respectively, of our revenues were derived outside of the United States. For the years ended December 31, 2013, 2012 and 2011, 25%, 27% and 25%, respectively, of our revenues were derived from countries outside the United States. We anticipate that revenue from non-U.S. operations will grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

We generate significant revenue from export sales, as well as from operations conducted outside the United States. During the nine months ended September 30, 2014 and 2013, the net impact of foreign currency changes on transactions was a loss of $0.3 million and $0.2 million, respectively. During the years ended December 31, 2013, 2012 and 2011, the net impact of foreign currency changes on transactions was a loss of $349,000, $579,000 and $156,000, respectively. Operations outside the United States expose us to risks including fluctuations in currency values, trade restrictions, tariff and trade regulations, U.S. export controls, non-U.S. tax laws, shipping delays and economic and political instability. For example, violations of U.S. export controls, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, could result in fines, other civil or criminal penalties and the suspension or loss of export privileges which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.

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

As of September 30, 2014, we had approximately $408.0 million of total principal indebtedness consisting of $400.0 million of Notes issued May 10, 2010 and March 16, 2011 and due May 15, 2017 and our revolving credit facility, with an outstanding balance of $8.0 million. In addition to the $8.0 million outstanding under our revolving credit facility, there is $0.1 million of accrued interest and an $8.8 million unfunded Standby Letter of Credit as of September 30, 2014. As of September 30, 2014, our revolving credit facility had $30.6 million of remaining availability. In June 2014, we amended our revolving credit facility to increase the size from $42.5 million to $50.0 million. During periods of volatility and disruption in the U.S., European, or global credit markets, obtaining additional or replacement financing may be more difficult and the cost of issuing new debt or replacing our revolving credit facility could be higher than under our current revolving credit facility. Higher cost of new debt may limit our ability to have cash on hand for working capital, capital expenditures and acquisitions on terms that are acceptable to us. Additionally, our revolving credit facility has a variable interest rate. By its nature, a variable interest rate will move up or down based on changes in the economy and other factors, all of which are beyond our control. If interest rates increase, our interest expense could increase, affecting earnings and reducing cash flows available for working capital, capital expenditures and acquisitions.

Our business depends on the continued effectiveness and availability of our information technology infrastructure, and failures of this infrastructure could harm our operations.

To remain competitive in our industry, we must employ information technologies to support manufacturing processes, quality processes, distribution, R&D and regulatory applications and that capture, manage and analyze the large streams of data generated in our clinical trials in compliance with applicable regulatory requirements. We rely extensively on technology, some of which is managed by third-party service providers, to allow the concurrent conduct of work sharing around the world. As with all information technology, our equipment and infrastructure age and become subject to increasing maintenance and repair and our systems generally are vulnerable to potential damage or interruptions from fires, natural disasters, power outages, blackouts, machinery breakdown, telecommunications failures and other unexpected events, as well as to break-ins, sabotage, increasingly sophisticated intentional acts of vandalism or cyber threats. As these threats continue to evolve, we may be required to expend additional resources to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Given the extensive reliance of our business on technology, any substantial disruption or resulting loss of data that is not avoided or corrected by our backup measures could harm our business, operations and financial condition.

Item 4. Mine Safety Disclosures.

None.

Item 6. Exhibits

10.1*	Amendment to Amended and Restated Credit Agreement, dated June 24, 2014, by and among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc., Lantheus MI Real Estate, LLC, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent and administrative agent and as sole lead arranger, back runner and syndication agent.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS MEDICAL IMAGING, INC.

By:	/s/ JEFFREY BAILEY
Name:	Jeffrey Bailey
Title:	President and Chief Executive Officer
Date:	November 12, 2014

LANTHEUS MEDICAL IMAGING, INC.

By:	/s/ JOHN BAKEWELL
Name:	John Bakewell
Title:	Chief Financial Officer
Date:	November 12, 2014

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amendment to Amended and Restated Credit Agreement, dated June 24, 2014, by and among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc., Lantheus MI Real Estate, LLC, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent and administrative agent and as sole lead arranger, back runner and syndication agent.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.