Form 10-Q
period 2015-03-31
Lantheus Medical Imaging, Inc.
filed 2015-05-05
CIK 1500157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The registrant had one thousand shares of common stock, $0.01 par value per share, issued and outstanding as of May 5, 2015.

EXPLANATORY NOTE

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months but is not subject to such filing requirements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2015	2014
Revenues	$74,823	$73,336
Cost of goods sold	39,054	43,275

Gross profit	35,769	30,061

Operating expenses
Sales and marketing expenses	9,072	9,498
General and administrative expenses	8,841	8,852
Research and development expenses	6,196	3,222

Total operating expenses	24,109	21,572

Operating income	11,660	8,489
Interest expense, net	(10,623)	(10,552)
Other expense, net	(383)	(414)

Income (loss) before income taxes	654	(2,477)
Benefit for income taxes	(3)	(1,192)

Net income (loss)	657	(1,285)

Foreign currency translation	(358)	(271)

Total comprehensive income (loss)	$299	$(1,556)

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$28,821	$17,817
Accounts receivable, net of allowance of $471 and $585	38,401	41,540
Inventory	16,153	15,582
Income tax receivable	157	247
Deferred tax assets	255	256
Other current assets	4,795	3,739

Total current assets	88,582	79,181
Property, plant and equipment, net	92,102	96,014
Capitalized software development costs, net	2,268	2,421
Intangibles, net	25,582	27,191
Goodwill	15,714	15,714
Deferred financing costs	6,668	7,349
Deferred tax assets	334	328
Other long-term assets	17,486	19,318

Total assets	$248,736	$247,516

Liabilities and Stockholder’s Deficit
Current liabilities
Line of credit	$8,000	$8,000
Accounts payable	13,053	15,665
Accrued expenses and other liabilities	29,876	24,579
Deferred tax liability	148	152
Deferred revenue	129	132

Total current liabilities	51,206	48,528
Asset retirement obligation	7,373	7,435
Long-term debt, net	399,348	399,280
Deferred tax liability	246	247
Other long-term liabilities	31,106	32,995

Total liabilities	489,279	488,485

Commitments and contingencies (See Note 13)
Stockholder’s deficit
Common stock ($0.001 par value, 10,000 shares authorized; 1 share issued and outstanding)	—	—
Due from parent	(3,916)	(3,766)
Additional paid-in capital	4,211	3,934
Accumulated deficit	(238,850)	(239,507)
Accumulated other comprehensive loss	(1,988)	(1,630)

Total stockholder’s deficit	(240,543)	(240,969)

Total liabilities and stockholder’s deficit	$248,736	$247,516

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Stockholder’s Deficit

(unaudited, in thousands, except share data)

	Common Stock		Due from Parent	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Deficit
	Shares	Amount
Balance at January 1, 2014	1	$—	$(1,259)	$2,903	$(238,338)	$(394)	$(237,088)
Net loss	—	—	—	—	(1,169)	—	(1,169)
Increase in amounts due from parent	—	—	(2,507)	—	—	—	(2,507)
Foreign currency translation	—	—	—	—	—	(1,236)	(1,236)
Stock-based compensation	—	—	—	1,031	—	—	1,031

Balance at December 31, 2014	1	—	(3,766)	3,934	(239,507)	(1,630)	(240,969)
Net income	—	—	—	—	657	—	657
Increase in amounts due from parent	—	—	(150)	—	—	—	(150)
Foreign currency translation	—	—	—	—	—	(358)	(358)
Stock-based compensation	—	—	—	277	—	—	277

Balance at March 31, 2015	1	$—	$(3,916)	$4,211	$(238,850)	$(1,988)	$(240,543)

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$657	$(1,285)
Adjustments to reconcile net loss to cash flow from operating activities
Depreciation and amortization	8,120	4,988
Provision for excess and obsolete inventory	180	440
Stock-based compensation	277	284
Deferred income taxes	(7)	(2)
Other	578	(753)
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable	2,761	(4,369)
Inventory	(953)	(884)
Other current assets	(1,021)	(1,900)
Income taxes	87	(148)
Deferred revenue	(11)	(1,055)
Accounts payable	(771)	298
Accrued expenses and other liabilities	5,260	4,371

Cash provided by (used in) operating activities	15,157	(15)

Cash flows from investing activities
Capital expenditures	(3,498)	(1,482)
Proceeds from sale of property, plant and equipment	—	20

Cash used in investing activities	(3,498)	(1,462)

Cash flows from financing activities
Payments on note payable	(18)	(18)
Payments to parent	(441)	(45)

Cash used in financing activities	(459)	(63)

Effect of foreign exchange rate on cash	(196)	(41)

Increase (decrease) in cash and cash equivalents	11,004	(1,581)
Cash and cash equivalents, beginning of period	17,817	16,669

Cash and cash equivalents, end of period	$28,821	$15,088

Supplemental disclosure of cash flow information
Interest paid	$59	$66
Income taxes (refunded)/paid, net	$(59)	$127
Noncash investing and financing activities
Property, plant and equipment included in accounts payable and accrued expenses and other liabilities	$1,360	$1,204
Expenses to be paid on behalf of parent included in accounts payable and accrued expenses and other liabilities	$291	$609

See notes to unaudited condensed consolidated financial statements.

Lantheus MI Intermediate, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Unless the context otherwise requires, references to the “Company” and “Lantheus” refer to Lantheus MI Intermediate, Inc. and its direct and indirect subsidiaries, references to “Lantheus Intermediate” refer to only Lantheus MI Intermediate, Inc., the parent of Lantheus Medical Imaging, Inc., references to “Holdings” refer to Lantheus Holdings, Inc., the parent of Lantheus Intermediate, and references to “LMI” refer to Lantheus Medical Imaging, Inc., the subsidiary of Lantheus Intermediate. Solely for convenience, we refer to trademarks, service marks and trade names are referred to without the TM, SM and ® symbols. Those references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks, service marks and trade names.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, or the 2014 Form 10-K. The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2014 Form 10-K and updated, as necessary, in this Form 10-Q. There were no changes to the Company’s accounting policies since December 31, 2014. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Recent Events

As of March 31, 2015, the Company had an accumulated deficit of $238.9 million and $408.0 million of total principal indebtedness consisting of $400.0 million of senior notes, which mature on May 15, 2017, and $8.0 million outstanding under its revolving credit facility. The Company is obligated to make scheduled interest payments of $39.0 million per year on the senior notes.

The Company currently relies on Jubilant HollisterStier, or JHS, as its sole source manufacturer of DEFINITY, Neurolite and evacuation vials for TechneLite. The Company has additional ongoing technology transfer activities at JHS for its Cardiolite product supply, which is currently manufactured by a single manufacturer. In addition, the Company has ongoing technology transfer activities at Pharmalucence for the manufacture and supply of DEFINITY, and the Company believes it will file for U.S. Food and Drug Administration, or FDA, approval to manufacture DEFINITY at Pharmalucence in 2015.

The Company has historically been dependent on key customers and group purchasing organizations for the majority of the sales of its medical imaging products. The Company’s ability to maintain and profitably renew these contracts and relationships with these key customers and group purchasing organizations is an important aspect of the Company’s strategy. The Company’s written supply agreements with a major customer relating to TechneLite, Xenon, Neurolite, Cardiolite and certain other products expired in accordance with contract terms on December 31, 2014. Extended discussions with this customer have not yet resulted in new written supply agreements. Consequently, the Company is currently accepting and fulfilling product orders with this customer on a purchase order basis.

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

During 2013 and 2014, the Company has utilized its revolving line of credit as a source of liquidity from time to time. Borrowing capacity under the revolving credit facility, or the Facility, is calculated by reference to a borrowing base consisting of a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus any reserves, or the Borrowing Base. If the Company is not successful in achieving its forecasted operating results, the Company’s accounts receivable and inventory could be negatively affected, thus reducing the Borrowing Base and limiting the Company’s borrowing capacity. As of March 31, 2015, the aggregate Borrowing Base was approximately $45.8 million, which was reduced by the $8.8 million unfunded Standby Letter of Credit and the $8.1 million outstanding loan balance including interest, resulting in a net Borrowing Base availability of approximately $28.9 million.

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

Recent Accounting Standards

In April 2015, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2015-03, “Interest—Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs,” or ASU 2015-03. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 requires retrospective adoption and will be effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact of ASU 2015-03 on the Company’s consolidated financial statements.

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

Inventory

Inventory costs associated with product that has not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefits of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed during the period the costs are incurred. For the three months ended March 31, 2014, the Company expensed $1.3 million of such product costs in cost of goods sold relating to Neurolite that was manufactured by JHS. There was no significant product expensed for the three months ended March 31, 2015. At March 31, 2015 and December 31, 2014, the Company had no capitalized inventories associated with product that did not have regulatory approval.

Goodwill

Goodwill is not amortized, but is instead tested for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that it may be impaired. The Company has elected to perform the annual test for goodwill impairment as of October 31 of each year. There were no events as of March 31, 2015 and December 31, 2014 that triggered an interim impairment test of goodwill.

3. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

March 31, 2015 (in thousands)	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$1,053	$1,053	$—	$—
Certificates of deposit—restricted	82	—	82	—

Total	$1,135	$1,053	$82	$—

December 31, 2014 (in thousands)	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$1,505	$1,505	$—	$—
Certificates of deposit—restricted	89	—	89	—

Total	$1,594	$1,505	$89	$—

At both March 31, 2015 and December 31, 2014, the Company has a $0.1 million certificate of deposit which is collateral for a long-term lease and is included in other long-term assets on the condensed consolidated balance sheet. Certificates of deposit are classified within Level 2 of the fair value hierarchy, as these are not traded on the open market.

At March 31, 2015, the Company had total cash and cash equivalents of $28.8 million, which included approximately $1.1 million of money market funds and $27.7 million of cash on-hand. At December 31, 2014, the Company had total cash and cash equivalents of $17.8 million, which included approximately $1.5 million of money market funds and $16.3 million of cash on-hand.

The estimated fair values of the Company’s financial instruments, including its cash and cash equivalents, receivables, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The estimated fair value of the Company’s fixed rate debt, at March 31, 2015, based on Level 2 inputs of recent market activity available to the Company was $392.0 million compared to the face value of $400.0 million. At December 31, 2014, the estimated fair value of the debt based on Level 2 inputs of recent market activity available to the Company was $384.0 million compared to the face value of $400.0 million.

4. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year in addition to discrete events which impact the interim period. The Company’s effective tax rate differs from the U.S. statutory rate principally due to the rate impact of uncertain tax positions, valuation allowance changes and state taxes. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. The Company’s tax benefit was $3,000 and $1.2 million for the three months ended March 31, 2015 and 2014, respectively.

In connection with the Company’s acquisition of the medical imaging business from Bristol-Myers Squibb Company, or BMS, in 2008, the Company obtained a tax indemnification agreement with BMS related to certain tax obligations arising prior to the acquisition of the Company, for which the Company has the primary legal obligation. The tax indemnification receivable is recognized within other long-term assets. The changes in the tax indemnification asset are recognized within other expense, net in the condensed consolidated statement of comprehensive income (loss). In accordance with the Company’s accounting policy, the change in the tax liability and penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within the tax provision. Accordingly, as these reserves change, adjustments are included in the tax provision while the offsetting adjustment is included in other expense, net. Assuming that the receivable from BMS continues to be considered recoverable by the Company, there is no net effect on earnings related to these liabilities and no net cash outflows.

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

During the three months ended March 31, 2015, BMS, on behalf of the Company, made payments totaling $1.8 million to a number of states in connection with state income tax settlements.

5. Inventory

The Company includes within current assets the amount of inventory that is estimated to be utilized within twelve months. Inventory that will be utilized after twelve months is classified within other long-term assets.

Inventory, classified in inventory or other long-term assets, consisted of the following:

(in thousands)	March 31, 2015	December 31, 2014
Raw materials	$5,690	$6,043
Work in process	2,549	1,788
Finished goods	7,914	7,751

Inventory	16,153	15,582
Other long-term assets	1,156	1,156

Total	$17,309	$16,738

At both March 31, 2015 and December 31, 2014, inventories reported as other long-term assets included $1.2 million of raw materials.

6. Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

(in thousands)	March 31, 2015	December 31, 2014
Land	$14,950	$14,950
Buildings	67,604	67,571
Machinery, equipment and fixtures	65,844	65,179
Construction in progress	10,555	9,746
Accumulated depreciation	(66,851)	(61,432)

Property, plant and equipment, net	$92,102	$96,014

For each of the three month periods ended March 31, 2015 and 2014, depreciation expense related to property, plant and equipment was $5.7 million and $2.2 million, respectively.

Included within machinery, equipment and fixtures are spare parts of approximately $2.5 million at both March 31, 2015 and December 31, 2014. Spare parts include replacement parts relating to plant and equipment and are either recognized as an expense when consumed or re-classified and capitalized as part of the related plant and equipment and depreciated over a time period not exceeding the useful life of the related asset.

Fixed assets dedicated to research and development, or R&D, activities, which were impacted by the March 2013 R&D strategic shift, have a carrying value of $4.4 million as of March 31, 2015. The Company believes these fixed assets will be utilized for either internally funded ongoing R&D activities or R&D activities funded by a strategic partner. If the Company is not successful in finding a strategic partner and there are no alternative uses for these fixed assets, then they could be subject to impairment in the future.

Long-Lived Assets to Be Disposed of Other than by Sale

In November 2014, the Company announced its plans to decommission certain long-lived assets associated with its R&D operations in the United States. The Company expects the decommissioning to begin in the second half of 2015. As a result, the Company revised its estimates of the remaining useful lives of the affected long-lived assets to seven months. At March 31, 2015 and December 31, 2014, the net book value of these assets totaled $3.7 million and $7.4 million, respectively.

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

The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. As of March 31, 2015, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.0 million, and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life.

The following is a reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2015:

(in thousands)
Balance at January 1, 2015	$7,435
Accretion expense	213

Balance at March 31, 2015	7,648
Amounts included in accrued expenses and other liabilities	(275)

Asset retirement obligation, long-term	$7,373

8. Intangibles, net

Intangibles, net consisted of the following:

	March 31, 2015
(in thousands)	Cost	Accumulated amortization	Net	Amortization Method
Trademarks	$13,540	$5,571	$7,969	Straight-line
Customer relationships	104,768	89,329	15,439	Accelerated
Other patents	42,780	40,606	2,174	Straight-line

	$161,088	$135,506	$25,582

	December 31, 2014
(in thousands)	Cost	Accumulated amortization	Net	Amortization Method
Trademarks	$13,540	$5,116	$8,424	Straight-line
Customer relationships	105,373	88,931	16,442	Accelerated
Other patents	42,780	40,455	2,325	Straight-line

	$161,693	$134,502	$27,191

For the three months ended March 31, 2015 and 2014, the Company recorded amortization expense for its intangible assets of $1.5 million and $1.9 million, respectively.

Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2015	$4,477
2016	5,298
2017	3,491
2018	2,767
2019	1,896
2020 and thereafter	7,653

$25,582

9. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are comprised of the following:

(in thousands)	March 31, 2015	December 31, 2014
Compensation and benefits	$6,646	$11,198
Accrued interest	14,727	4,994
Accrued professional fees	1,284	1,508
Research and development services	162	248
Freight, distribution and operations	3,064	3,069
Marketing expense	1,043	978
Accrued rebates, discounts and chargebacks	2,034	2,164
Other	916	420

	$29,876	$24,579

10. Financing Arrangements

Senior Notes

LMI has $400.0 million in aggregate principal amount of Senior Notes, or the Notes, outstanding. The Notes bear interest at a rate of 9.750% per year, payable on May 15 and November 15 of each year. The Notes mature on May 15, 2017.

Revolving Line of Credit

As of March 31, 2015, LMI has a Facility with an aggregate principal amount not to exceed $50.0 million. The revolving loans under the Facility bear interest subject to a pricing grid based on average historical excess availability under the Facility, with pricing based from time to time at the election of the Company at (i) LIBOR plus a spread ranging from 2.00% or (ii) the Reference Rate (as defined in the agreement) plus 1.00%. The Facility also includes an unused line fee of 0.375%. The Facility expires on the earlier of (i) July 3, 2018 or (ii) if the outstanding Notes are not refinanced in full, the date that is 91 days before the maturity thereof, at which time all outstanding borrowings are due and payable.

As of March 31, 2015 and December 31, 2014, the Company has an unfunded Standby Letter of Credit for up to $8.8 million. The unfunded Standby Letter of Credit requires an annual fee, payable quarterly, which is set at LIBOR plus a spread of 2.00% and expires on February 5, 2016, which will automatically renew for a one year period at each anniversary date, unless the Company elects not to renew in writing within 60 days prior to that expiration.

The Facility is secured by a pledge of substantially all of the assets of each of the Company, LMI and Lantheus Real Estate, including each entity’s accounts receivable, inventory and machinery and equipment, and is guaranteed by each of Lantheus Intermediate and Lantheus Real Estate. Borrowing capacity is determined by reference to a Borrowing Base, which is based on a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus any reserves. As of March 31, 2015, the aggregate Borrowing Base was approximately $45.8 million, which was reduced by (i) an outstanding $8.8 million unfunded Standby Letter of Credit and (ii) an $8.1 million outstanding loan balance including interest, resulting in a net Borrowing Base availability of approximately $28.9 million.

11. Stock-Based Compensation

The Company’s employees are eligible to receive awards under the Holdings 2013 Equity Incentive Plan, or the 2013 Plan. The 2013 Plan is administered by the Holdings Board of Directors and permits the granting of nonqualified stock options, stock appreciation rights, or SARs, restricted stock and restricted stock units to employees, officers, directors and consultants of Holdings or any subsidiary of Holdings (including Lantheus Intermediate and LMI). On April 6, 2015, the 2013 Plan was amended to increase the number of shares authorized for issuance under the 2013 Plan from 2,700,000 to 3,700,000. Option awards under the 2013 Plan are granted with an exercise price equal to the fair value of Holdings’ stock at the date of grant, as determined by the Board of Directors of Holdings. Time based option awards vest based on time, either four or five years, and performance based option awards vest based on the performance criteria specified in the grant. All option awards have a ten-year contractual term. The Company recognizes compensation costs for its time based awards on a straight-line basis equal to the vesting period. The compensation cost for performance based awards is recognized on a graded vesting basis, based on the probability of achieving the performance targets over the requisite service period for the entire award. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historic volatility of a selected peer group. Expected dividends represent the dividends expected to be issued at the date of grant. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate assumption is the U.S. Treasury rate at the date of the grant which most closely resembles the expected life of the options.

The Company uses the following Black-Scholes inputs to determine the fair value of new stock option grants.

	Three Months Ended March 31,
	2015	2014
Expected volatility	28 - 32%	35%
Expected dividends	—	—
Expected life (in years)	5.5 - 6.3	5.5
Risk-free interest rate	1.3 - 1.5%	1.5 - 1.6%

A summary of option activity for 2015 is presented below:

	Time Based	Performance Based	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,221,690	1,080,730	4,302,420	$4.83	6.4	$3,979,000
Options granted	113,123	—	113,123	4.42
Options cancelled	—	—	—	—
Options exercised	—	—	—	—
Options forfeited or expired	(68,800)	(23,800)	(92,600)	7.50

Outstanding at March 31, 2015	3,266,013	1,056,930	4,322,943	4.76	6.2	$4,112,000

Vested and expected to vest at March 31, 2015	3,152,012	702,830	3,854,842	4.56	5.9	$4,108,000

Exercisable at March 31, 2015	1,942,013	584,907	2,526,920	3.81	4.5	$4,078,000

The weighted average grant-date fair value of options granted during the three months ended March 31, 2015 and 2014 was $1.39 and $2.11, respectively.

Stock-based compensation expense for both time based and performance based awards was recognized in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Cost of goods sold	$(1)	$41
Sales and marketing	37	44
General and administrative	213	169
Research and development	28	30

Total stock-based compensation expense	$277	$284

12. Other Expense, net

Other expense, net consisted of the following:

	Three Months Ended March 31,
(in thousands)	2015	2014
Foreign currency losses	$(378)	$(238)
Tax indemnification expense	(4)	(175)
Other expense	(1)	(1)

Total other expense, net	$(383)	$(414)

13. Legal Proceedings and Contingencies

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. In addition, the Company has in the past been, and may in the future be, subject to investigations by governmental and regulatory authorities, which expose it to greater risks associated with litigation, regulatory or other proceedings, as a result of which the Company could be required to pay significant fines or penalties. The outcome of litigation, regulatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. As of March 31, 2015, the Company had no material ongoing litigation in which the Company was a defendant or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

On December 16, 2010, LMI filed suit against one of its insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply shortage. The claim is the result of the shutdown of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. Discovery, including international discovery and related motion practice, has been on-going for more than three years. The defendant filed a motion for summary judgment on July 14, 2014. The Company filed a memorandum of law in opposition to defendant’s motion for summary judgment on August 25, 2014. The defendant filed a reply memorandum of law in further support of its motion for summary judgment on September 15, 2014. Expert witness discovery was completed on October 31, 2014. On March 25, 2015, the United States District Court for the Southern District of New York granted defendant’s motion for summary judgment. The Company is continuing to evaluate all of its options, at this stage. The Company cannot be certain when, if ever, it will be able to recover for business interruption losses related to this matter and in what amount, if any.

14. Related Party Transactions

At March 31, 2015 and December 31, 2014, LMI had outstanding receivables from Holdings in the amount of $3.9 million and $3.8 million, respectively, which was included in due from parent within stockholder’s deficit.

Avista, the majority shareholder of Holdings, provides certain advisory services to the Company pursuant to an advisory services and monitoring agreement. The Company is required to pay an annual fee of $1.0 million and other reasonable and customary advisory fees, as applicable, paid on a quarterly basis. The initial term of the agreement is seven years. Upon termination, all remaining amounts owed under the agreement shall become due immediately. During each of the three months ended March 31, 2015 and 2014, the Company incurred costs associated with this agreement totaling $0.3 million. At March 31, 2015 and December 31, 2014, $8,000 and $10,000, respectively, was included in accrued expenses.

The Company purchases inventory supplies from VWR Scientific, or VWR. Avista and certain of its affiliates are principal owners of both VWR and the Company. The Company made purchases of $71,000 and $60,000 during each of the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, $11,000 and $21,000, respectively, was included in accounts payable and accrued expenses.

The Company retains Marsh for insurance brokering and risk management. Donald Bailey, brother of the Company’s President and Chief Executive Officer, Jeffrey Bailey, is head of sales for Marsh’s U.S. and Canada division. During each of the three months ended March 31, 2015 and 2014, the Company paid Marsh $0.1 million. At both March 31, 2015 and December 31, 2014, a prepaid amount of $43,000 was included in other current assets.

15. Segment Information

The Company reports two operating segments, U.S. and International, based on geographic customer base. The results of these operating segments are regularly reviewed by the Company’s chief operating decision maker, the President and Chief Executive Officer. The Company’s segments derive revenues through the manufacturing, marketing, selling and distribution of medical imaging products, focused primarily on cardiovascular diagnostic imaging. The U.S. segment comprises 81.1% and 77.5% of consolidated revenues for the three months ended March 31, 2015 and 2014, respectively, and 91.2% and 90.3% of consolidated assets at March 31, 2015 and December 31, 2014, respectively. All goodwill has been allocated to the U.S. operating segment.

Selected information for each business segment are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues
U.S.	$65,788	$61,387
International	14,156	16,525

Total revenue, including inter-segment	79,944	77,912
Less inter-segment revenue	(5,121)	(4,576)

	$74,823	$73,336

Revenues from external customers
U.S.	$60,667	$56,811
International	14,156	16,525

	$74,823	$73,336

Operating income
U.S.	$12,961	$7,020
International	(1,474)	1,299

Total operating income, including inter-segment	11,487	8,319
Inter-segment operating income	173	170

Operating income	11,660	8,489
Interest expense, net	(10,623)	(10,552)
Other expense, net	(383)	(414)

Income (loss) before income taxes	$654	$(2,477)

	March 31, 2015	December 31, 2014
Total assets
U.S.	$226,954	$223,492
International	21,782	24,024

	$248,736	$247,516

16. Guarantor Financial Information

The Notes, issued by LMI, are guaranteed by Lantheus Intermediate, or the Parent Guarantor, and Lantheus Real Estate, one of Lantheus Intermediate’s wholly-owned consolidated subsidiaries, or the Guarantor Subsidiary. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheet information as of March 31, 2015 and December 31, 2014, comprehensive income (loss) information for the three months ended March 31, 2015 and 2014 and cash flow information for the three months ended March 31, 2015 and 2014 for Lantheus Intermediate, LMI, the Guarantor Subsidiary and Lantheus Intermediate’s other subsidiaries, or the Non-Guarantor Subsidiaries. The condensed consolidating financial statements have been prepared on the same basis as the condensed consolidated financial statements of Lantheus Intermediate. The equity method of accounting is followed within this financial information.

Condensed Consolidating Balance Sheet Information

March 31, 2015

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Assets:
Current assets
Cash and cash equivalents	$—	$25,040	$—	$3,781	$—	$28,821
Accounts receivable, net	—	29,311	—	9,090	—	38,401
Intercompany accounts receivable	—	9,021	—	—	(9,021)	—
Inventory	—	13,540	—	2,613	—	16,153
Income tax receivable	—	93	—	64	—	157
Deferred tax assets	—	239	—	16	—	255
Other current assets	—	4,386	—	409	—	4,795

Total current assets	—	81,630	—	15,973	(9,021)	88,582
Property, plant and equipment, net	—	72,354	15,515	4,233	—	92,102
Capitalized software development costs, net	—	2,268	—	—	—	2,268
Intangibles, net	—	23,518	—	2,064	—	25,582
Goodwill	—	15,714	—	—	—	15,714
Deferred financing costs	—	6,668	—	—	—	6,668
Deferred tax assets	—	277	—	57	—	334
Investment in subsidiaries	(240,543)	29,931	—	—	210,612	—
Intercompany note receivable	—	—	—	5,683	(5,683)	—
Other long-term assets	—	17,309	—	177	—	17,486

Total assets	$(240,543)	$249,669	$15,515	$28,187	$195,908	$248,736

Liabilities and (deficit) equity:
Current liabilities
Line of Credit	$—	$8,000	$—	$—	$—	$8,000
Accounts payable	—	12,005	—	1,048	—	13,053
Intercompany accounts payable	—	—	—	9,021	(9,021)	—
Accrued expenses and other liabilities	—	27,093	—	2,783	—	29,876
Deferred tax liability	—	—	—	148	—	148
Deferred revenue	—	129	—	—	—	129

Total current liabilities	—	47,227	—	13,000	(9,021)	51,206
Asset retirement obligations	—	7,162	—	211	—	7,373
Long-term debt, net	—	399,348	—	—	—	399,348
Intercompany note payable	—	5,683	—	—	(5,683)	—
Deferred tax liability	—	239	—	7	—	246
Other long-term liabilities	—	30,553	—	553	—	31,106

Total liabilities	—	490,212	—	13,771	(14,704)	489,279
(Deficit) equity	(240,543)	(240,543)	15,515	14,416	210,612	(240,543)

Total liabilities and (deficit) equity	$(240,543)	$249,669	$15,515	$28,187	$195,908	$248,736

Condensed Consolidating Balance Sheet Information

December 31, 2014

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Assets:
Current assets
Cash and cash equivalents	$—	$12,586	$—	$5,231	$—	$17,817
Accounts receivable, net	—	32,280	—	9,260	—	41,540
Intercompany accounts receivable	—	7,444	—	—	(7,444)	—
Inventory	—	12,638	—	2,944	—	15,582
Income tax receivable	—	178	—	69	—	247
Deferred tax assets	—	239	—	17	—	256
Other current assets	—	3,544	—	195	—	3,739

Total current assets	—	68,909	—	17,716	(7,444)	79,181
Property, plant and equipment, net	—	75,811	15,535	4,668	—	96,014
Capitalized software development costs, net	—	2,421	—	—	—	2,421
Intangibles, net	—	24,891	—	2,300	—	27,191
Goodwill	—	15,714	—	—	—	15,714
Deferred financing costs	—	7,349	—	—	—	7,349
Deferred tax assets	—	277	—	51	—	328
Investment in subsidiaries	(240,969)	32,511	—	—	208,458	—
Intercompany note receivable	—	—	—	5,626	(5,626)	—
Other long-term assets	—	19,132	—	186	—	19,318

Total assets	$(240,969)	$247,015	$15,535	$30,547	$195,388	$247,516

Liabilities and (deficit) equity:
Current liabilities
Line of credit	$—	$8,000	$—	$—	$—	$8,000
Accounts payable	—	14,027	—	1,638	—	15,665
Intercompany accounts payable	—	—	—	7,444	(7,444)	—
Accrued expenses and other liabilities	—	21,022	—	3,557	—	24,579
Deferred tax liability	—	—	—	152	—	152
Deferred revenue	—	132	—	—	—	132

Total current liabilities	—	43,181	—	12,791	(7,444)	48,528
Asset retirement obligations	—	7,232	—	203	—	7,435
Long-term debt, net	—	399,280	—	—	—	399,280
Intercompany note payable	—	5,626	—	—	(5,626)	—
Deferred tax liability	—	239	—	8	—	247
Other long-term liabilities	—	32,426	—	569	—	32,995

Total liabilities	—	487,984	—	13,571	(13,070)	488,485
(Deficit) equity	(240,969)	(240,969)	15,535	16,976	208,458	(240,969)

Total liabilities and (deficit) equity	$(240,969)	$247,015	$15,535	$30,547	$195,388	$247,516

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2015

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$67,825	$—	$12,119	$(5,121)	$74,823
Cost of goods sold	—	31,717	—	12,458	(5,121)	39,054

Gross profit	—	36,108	—	(339)	—	35,769

Operating expenses
Sales and marketing expenses	—	8,198	—	874	—	9,072
General and administrative expenses	—	8,438	20	383	—	8,841
Research and development expenses	—	6,015	—	181	—	6,196

Operating income (loss)	—	13,457	(20)	(1,777)	—	11,660
Interest expense, net	—	(10,688)	—	65	—	(10,623)
Other income (expense), net	—	23	—	(406)	—	(383)
Equity in earnings (losses) of affiliates	657	(2,222)	—	—	1,565	—

Income (loss) before income taxes	657	570	(20)	(2,118)	1,565	654
(Benefit) provision for income taxes	—	(87)	—	84	—	(3)

Net income (loss)	657	657	(20)	(2,202)	1,565	657

Foreign currency translation	—	—	—	(358)	—	(358)
Equity in other comprehensive income (loss) of subsidiaries	(358)	(358)	—	—	716	—

Total comprehensive income (loss)	$299	$299	$(20)	$(2,560)	$2,281	$299

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2014

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$63,857	$—	$14,055	$(4,576)	$73,336
Cost of goods sold	—	35,539	—	12,312	(4,576)	43,275

Gross profit	—	28,318	—	1,743	—	30,061

Operating expenses
Sales and marketing expenses	—	8,489	—	1,009	—	9,498
General and administrative expenses	—	8,261	20	571	—	8,852
Research and development expenses	—	3,114	—	108	—	3,222

Operating income (loss)	—	8,454	(20)	55	—	8,489
Interest expense, net	—	(10,618)	—	66	—	(10,552)
Other expense, net	—	(177)	—	(237)	—	(414)
Equity in earnings (losses) of affiliates	(1,285)	(164)	—	—	1,449	—

Income (loss) before income taxes	(1,285)	(2,505)	(20)	(116)	1,449	(2,477)
(Benefit) provision for income taxes	—	(1,220)	—	28	—	(1,192)

Net income (loss)	(1,285)	(1,285)	(20)	(144)	1,449	(1,285)

Foreign currency translation	—	—	—	(271)	—	(271)
Equity in other comprehensive income (loss) of subsidiaries	(271)	(271)	—	—	542	—

Total comprehensive income (loss)	$(1,556)	$(1,556)	$(20)	$(415)	$1,991	$(1,556)

Condensed Consolidating Cash Flow Information

Three Months Ended March 31, 2015

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$—	$16,289	$—	$(1,132)	$—	$15,157

Cash flows from investing activities
Capital expenditures	—	(3,376)	—	(122)	—	(3,498)
Payments from subsidiary	441	—	—	—	(441)	—

Cash used in investing activities	441	(3,376)	—	(122)	(441)	(3,498)

Cash flows from financing activities
Payments on note payable	—	(18)	—	—	—	(18)
Payments to parent	(441)	(441)	—	—	441	(441)

Cash used in financing activities	(441)	(459)	—	—	441	(459)

Effect of foreign exchange rate on cash	—	—	—	(196)	—	(196)

Increase (decrease) in cash and cash equivalents	—	12,454	—	(1,450)	—	11,004
Cash and cash equivalents, beginning of period	—	12,586	—	5,231	—	17,817

Cash and cash equivalents, end of period	$—	$25,040	$—	$3,781	$—	$28,821

Condensed Consolidating Cash Flow Information

Three Months Ended March 31, 2014

(in thousands)	Lantheus Intermediate	LMI	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Cash provided by operating activities	$—	$1,797	$—	$(1,812)	$—	$(15)

Cash flows from investing activities
Capital expenditures	—	(1,465)	—	(17)	—	(1,482)
Payments from subsidiary	45	—	—	—	(45)	—
Proceeds from sale of property, plant and equipment	—	20	—	—	—	20

Cash used in investing activities	45	(1,445)	—	(17)	(45)	(1,462)

Cash flows from financing activities
Payments on note payable	—	(18)	—	—	—	(18)
Payments to parent	(45)	(45)	—	—	45	(45)

Cash used in financing activities	(45)	(63)	—	—	45	(63)

Effect of foreign exchange rate on cash	—	—	—	(41)	—	(41)

Increase (decrease) in cash and cash equivalents	—	289	—	(1,870)	—	(1,581)
Cash and cash equivalents, beginning of period	—	11,995	—	4,674	—	16,669

Cash and cash equivalents, end of period	$—	$12,284	$—	$2,804	$—	$15,088

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this quarterly report are forward-looking statements. These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and include words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “should,” “could,” “predicts,” “hopes” and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) outlook and expectations related to products manufactured at Jubilant HollisterStier, or JHS, and Pharmalucence and global isotope supply; (ii) our outlook and expectations including, without limitation, in connection with continued market expansion and penetration for our commercial products, particularly DEFINITY against increased competition; (iii) our outlook and expectations related to our intention to seek to engage strategic partners to assist in developing and potentially commercializing development candidates; and (iv) our liquidity, including our belief that our existing cash, cash equivalents, anticipated revenues and availability under our revolving credit facility are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this quarterly report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	our dependence upon third parties for the manufacture and supply of a substantial portion of our products;

•	risks associated with the technology transfer programs to secure production of our products at alternate contract manufacturer sites;

•	risks associated with the manufacturing and distribution of our products and the regulatory requirements related thereto;

•	the instability of the global Molybdenum-99, or Moly, supply;

•	our ability to continue to increase segment penetration for DEFINITY in suboptimal echocardiograms and the increased segment competition from other echocardiography contrast agents, including Optison from GE Healthcare and the recently approved Lumason (known as SonoVue outside of the U.S.) from Bracco Diagnostics, Inc., or Bracco;

•	risks associated with supply and demand for Xenon;

•	our dependence on key customers and group purchasing organization arrangements for our medical imaging products, and our ability to maintain and profitably renew our contracts and relationships with those key customers and group purchasing organizations, including our relationships with Cardinal Health, or Cardinal and Triad Radioisotopes, or Triad;

•	our ability to compete effectively, including in connection with pricing pressures and new market entrants;

•	the dependence of certain of our customers upon third party healthcare payors and the uncertainty of third party coverage and reimbursement rates;

•	uncertainties regarding the impact of U.S. healthcare reform on our business, including related reimbursements for our current and potential future products;

•	our being subject to extensive government regulation and our potential inability to comply with those regulations;

•	potential liability associated with our marketing and sales practices;

•	the occurrence of any side effects with our products;

•	our exposure to potential product liability claims and environmental liability;

•	risks associated with our lead agent in development, flurpiridaz F 18, including our ability to:

•	attract strategic partners to successfully complete the Phase 3 clinical program and possibly commercialize the agent;

•	obtain U.S. Food and Drug Administration, or FDA, approval; and

•	gain post-approval market acceptance and adequate reimbursement;

•	risks associated with being able to negotiate in a timely manner relationships with potential strategic partners to advance our other development programs on acceptable terms, or at all;

•	the extensive costs, time and uncertainty associated with new product development, including further product development relying on external development partners;

•	our inability to introduce new products and adapt to an evolving technology and diagnostic landscape;

•	our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;

•	risks related to our outstanding indebtedness and our ability to satisfy those obligations;

•	risks associated with prevailing economic conditions and financial, business and other factors beyond our control;

•	risks associated with our international operations;

•	our inability to adequately protect our facilities, equipment and technology infrastructure;

•	our inability to hire or retain skilled employees and key personnel;

•	costs and other risks associated with the Sarbanes-Oxley Act and the Dodd-Frank Act.

Factors that could cause or contribute to such differences include, but are not limited to, those that are discussed in other documents we file with the Securities and Exchange Commission, including our 2014 Form 10-K. Any forward-looking statement made by us in this quarterly report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as the other factors described in “Risk Factors” under Part II—Item 1A of this report and the information provided in our 2014 Form 10-K.

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

Sales of our contrast agent, DEFINITY, are made through our sales team of approximately 80 employees. In the United States, our nuclear imaging products, including TechneLite, Xenon, Cardiolite and Neurolite, are primarily distributed through approximately 350 radiopharmacies that are controlled by or associated with Cardinal, GE Healthcare, United Pharmacy Partners, or UPPI, and Triad. A small portion of our nuclear imaging product sales in the United States are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical capabilities. Outside the United States, we own four radiopharmacies in Canada and two radiopharmacies in each of Puerto Rico and Australia. We also maintain a direct sales force in each of these countries. In Europe, Asia Pacific and Latin America, we rely on third party distributors to market, sell and distribute our nuclear imaging and contrast agent products, either on a country-by-country basis or on a multicountry regional basis.

The following table sets forth our revenue derived from our principal products:

	Three Months Ended March 31,
(dollars in thousands)	2015	%	2014	%
DEFINITY	$25,666	34.3	$22,359	30.5
TechneLite	20,860	27.9	23,041	31.4
Xenon	13,194	17.6	9,709	13.2
Other	15,103	20.2	18,227	24.9

Revenues	$74,823	100.0	$73,336	100.0

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

Prior to the supply issues with BVL in 2012, sales of DEFINITY continually increased year-over-year since June 2008, when the boxed warning on DEFINITY was modified. Unit sales of DEFINITY had decreased substantially in late 2007 and early 2008 as a result of an FDA request in October 2007 that we and GE Healthcare, which distributes Optison, a competitor to DEFINITY, add a boxed warning to their products to notify physicians and patients about potentially serious safety concerns or risks posed by the products. However, in May 2008, the FDA boxed warning was modified in response to the substantial advocacy efforts of prescribing physicians. In October 2011, we received FDA approval of further modifications to the DEFINITY label, including: further relaxing the boxed warning; eliminating the sentence in the Indication and Use section “The safety and efficacy of DEFINITY with exercise stress or pharmacologic stress testing have not been established” (previously added in October 2007 in connection with the imposition of the box warning); and including summary data from the post-approval CaRES (Contrast echocardiography Registry for Safety Surveillance) safety registry and the post-approval pulmonary hypertension study. Bracco’s newly approved ultrasound contrast agent, Lumason, has substantially similar safety labeling as DEFINITY. As discussed below under “Inventory Supply,” the future growth of our DEFINITY sales will be dependent on the ability of JHS and, if approved, Pharmalucence to continue to manufacture and release DEFINITY on a timely and consistent basis and our ability to continue to increase segment penetration for DEFINITY in suboptimal echocardiograms.

There are three echocardiography contrast agents approved by the FDA for sale in the U.S.: DEFINITY which as of December 2014 had an approximately 78% segment share, Optison, and Lumason approved by the FDA in October 2014. Lumason is known as SonoVue outside of the U.S. and is already approved for sale in Europe and certain Asian markets, including China, Japan and Korea. While we believe that additional promotion in the U.S. echocardiography segment will help raise awareness around the value that echocardiography contrast brings and potentially increase the overall contrast penetration rate, if Bracco successfully commercializes Lumason in the U.S. without otherwise increasing the overall usage of ultrasound contrast agents, our own growth expectations for DEFINITY revenue, gross profit and gross margin may have to be adjusted.

Global Isotope Supply

Currently, our largest supplier of Moly and our only supplier of Xenon is Nordion, which relies on the NRU reactor in Chalk River, Ontario. For Moly, we currently have a supply agreement with Nordion that runs through December 31, 2015, subject to certain early termination provisions, and supply agreements with ANSTO of Australia, Institute for Radioelements, or IRE, of Belgium, and NTP Radioisotopes, or NTP, of South Africa each running through December 31, 2017. For Xenon, we have a purchase order relationship with Nordion. The Canadian government requires the NRU reactor to shut down for at least four weeks at least once a year for inspection and maintenance. The 2015 shutdown period will run from April 13, 2015 until May 13, 2015. During the 2014 shutdown, we were able to source all of our standing order customer demand for Moly from our other suppliers. However, because Xenon is a by-product of the Moly production process and is currently captured only by NRU, during the shutdown period, we are not able to supply all of our standing order customer demand for Xenon. Because the month-long NRU shutdown was fully anticipated in our 2014 budgeting process, the shutdown did not have a material adverse effect on our 2014 results of operations, financial condition and cash flows and we do not anticipate the 2015 shutdown will have any different effect.

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

In addition to JHS, we are also currently working to secure additional alternative suppliers for our key products as part of our ongoing supply chain diversification strategy. On November 12, 2013, we entered into a Manufacturing and Supply Agreement with Pharmalucence to manufacture and supply DEFINITY. We currently believe that we will file for FDA approval to manufacture DEFINITY at Pharmalucence in 2015.

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

Cardinal Supply Agreements

Our written supply agreements with Cardinal relating to TechneLite generators, Xenon, Neurolite, Cardiolite and certain other products expired in accordance with their terms on December 31, 2014. Following extended discussions with Cardinal that have not yet resulted in one or more new written supply agreements, we are currently accepting and fulfilling product orders from Cardinal on a purchase order basis at list price. We cannot predict the volumes or product mix Cardinal will continue to order and purchase, and such volumes and product mix may vary over time. In the absence of written supply agreements with Cardinal, unit sales volumes decreased in the first quarter of 2015 from levels experienced throughout 2014, but such sales have been at substantially higher prices. However, ultimate future levels of net revenue and operating profit associated with Cardinal cannot be predicted at this time because such amounts depend on future unit sales volumes, product mix and pricing to Cardinal.

Research and Development Expenses

To remain a leader in the marketplace, we have historically made substantial investments in new product development. As a result, the positive contributions of those internally funded research and development, or R&D, programs have been a key factor in our historical results and success. In March 2013, we began to implement a strategic shift in how we will fund our important R&D programs. We have reduced our internal R&D resources while at the same time we are seeking to engage strategic partners to assist us in the further development and commercialization of our important agents in development, including flurpiridaz F 18, 18F LMI 1195 and LMI 1174. As a result of this shift, we are seeking strategic partners to assist us with the further development and possible commercialization of flurpiridaz F 18. For our other two important agents in development, 18F LMI 1195 and LMI 1174, we will also seek to engage strategic partners to assist us with the ongoing development activities relating to these agents.

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

Executive Overview

Our results in the three months ended March 31, 2015 reflect the following:

•	increased revenues and segment penetration for DEFINITY in the suboptimal echocardiogram segment as a result of our sales efforts and sustained availability of product supply;

•	increased revenues for Xenon, mainly the result of higher selling prices, offset in part by mix shift among certain sales channels;

•	increased depreciation associated with the scheduled decommissioning of certain long-lived assets;

•	decreased revenues from our TechneLite generators in absence of Cardinal agreements; and

•	lower international revenues across product lines because of unfavorable foreign exchange and competitive pressures.

Results of Operations

	For the Three Months Ended March 31,
(dollars in thousands)	2015	2014
Revenues	$74,823	$73,336
Cost of goods sold	39,054	43,275

Gross profit	35,769	30,061

Operating expenses
Sales and marketing expenses	9,072	9,498
General and administrative expenses	8,841	8,852
Research and development expenses	6,196	3,222

Total operating expenses	24,109	21,572

Operating income	11,660	8,489
Interest expense, net	(10,623)	(10,552)
Other expense, net	(383)	(414)

Income (loss) before income taxes	654	(2,477)
Benefit for income taxes	(3)	(1,192)

Net income (loss)	657	(1,285)

Foreign currency translation	(358)	(271)

Total comprehensive income (loss)	$299	$(1,556)

Revenues

Revenues are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
United States
DEFINITY	$25,182	$21,984
TechneLite	18,173	20,100
Xenon	13,186	9,705
Other	4,126	5,022

Total U.S. revenues	$60,667	$56,811

International
DEFINITY	$484	$375
TechneLite	2,687	2,941
Xenon	8	4
Other	10,977	13,205

Total International revenues	$14,156	$16,525

Revenues	$74,823	$73,336

Total revenues increased $1.5 million, or 2.0%, to $74.8 million in the three months ended March 31, 2015, as compared to $73.3 million in the three months ended March 31, 2014. U.S. segment revenue increased $3.9 million, or 6.8%, to $60.7 million in the same period, as compared to $56.8 million in the prior year. The U.S. segment increase is due to a $3.5 million increase in Xenon primarily as a result of higher selling prices and an increase of $3.2 million in DEFINITY as a result of higher unit volumes. Offsetting these increases was a decrease of $1.9 million in TechneLite primarily related to lower volumes and a decrease in license revenue of approximately of $0.9 million over the prior quarter period as a result of a contract ending in December 2014 that had contained a license fee that was recognized on a straight-line basis over the term of the agreement.

The International segment revenues decreased $2.4 million, or 14.3%, to $14.2 million in the three months ended March 31, 2015, as compared to $16.5 million in the three months ended March 31, 2014. The decrease in the International segment over the prior year period is primarily due to $1.3 million unfavorable foreign exchange and $0.9 million in Cardiolite revenues as a result of competitive pressures.

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

An analysis of the amount of, and change in, reserves is summarized as follows:

(dollars in thousands)	Rebates	Allowances	Total
Balance, as of January 1, 2014	$1,739	$20	$1,759
Current provisions relating to revenues in current year	5,773	310	6,083
Adjustments relating to prior years’ estimate	(18)	—	(18)
Payments/credits relating to revenues in current year	(4,264)	(284)	(4,548)
Payments/credits relating to revenues in prior years	(1,066)	(20)	(1,086)

Balance, as of December 31, 2014	2,164	26	2,190
Current provisions relating to revenues in current year	1,472	65	1,537
Adjustments relating to prior years’ estimate	(36)	(9)	(45)

(dollars in thousands)	Rebates	Allowances	Total
Payments/credits relating to revenues in current year	(461)	(42)	(503)
Payments/credits relating to revenues in prior years	(1,105)	(17)	(1,122)

Balance, as of March 31, 2015	$2,034	$23	$2,057

Accrued sales rebates were approximately $2.0 million and $2.2 million at March 31, 2015 and December 31, 2014, respectively. The $0.2 million decrease in accrued sales rebates is primarily due to expiration of a DEFINITY rebate program.

Costs of Goods Sold

Cost of goods sold consists of manufacturing, distribution, intangible asset amortization and other costs related to our commercial products. In addition, it includes the write-off of excess and obsolete inventory.

Cost of goods sold is summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
United States	$26,862	$31,265
International	12,192	12,010

Total Cost of Goods Sold	$39,054	$43,275

Total cost of goods sold decreased $4.2 million, or 9.8%, to $39.1 million in the three months ended March 31, 2015, as compared to $43.3 million in the three months ended March 31, 2014. U.S. segment cost of goods sold decreased approximately $4.4 million, or 14.1%, to $26.9 million in the three months ended March 31, 2015, as compared to $31.3 million in the prior year period. The decrease in the U.S. segment cost of goods sold was due to a decrease of $3.2 million in TechneLite cost of goods sold due to lower sales unit volumes. In addition, there was a $2.1 million decrease in Neurolite cost of goods sold primarily due to lower technology transfer costs. Offsetting these decreases was a $1.5 million increase in DEFINITY cost of goods sold due to higher sales unit volumes and higher technology transfer costs.

For the three months ended March 31, 2015, the International segment cost of goods sold increased $0.2 million, or 1.5%, to $12.2 million, as compared to $12.0 million in the prior year period. Cost of goods sold in our International segment increased primarily due to a $1.3 million increase in manufacturing costs for certain products. Offsetting this increase was a favorable foreign exchange impact of $0.6 million and a $0.5 million decrease due to lower sales volume.

Gross Profit

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
United States	$33,805	$25,546
International	1,964	4,515

Total Gross Profit	$35,769	$30,061

Total gross profit increased $5.7 million, or 19.0%, to $35.8 million in the three months ended March 31, 2015, as compared to $30.1 million in the three months ended March 31, 2014. U.S. segment gross profit increased $8.3 million, or 32.3%, to $33.8 million, as compared to $25.5 million in the prior year period. Gross profit in the U.S. segment increased primarily due to a $2.9 million increase in Xenon due to higher selling prices, a $2.4 million increase in Neurolite gross profit due to higher selling prices and lower technology transfer costs, a $1.7 million increase in DEFINITY gross profit due to higher unit volumes and a $1.3 million increase in TechneLite gross profit primarily due to lower material costs and higher selling prices.

For the three months ended March 31, 2015, the International segment gross profit decreased $2.6 million, or 56.5%, to $2.0 million, as compared to $4.5 million in the prior year period. Gross profit in our International segment decreased primarily due to a $1.3 million increase in manufacturing costs for certain products. This decrease is also driven by an unfavorable foreign exchange impact of $0.7 million and a $0.6 million decrease due to lower sales volume.

Sales and Marketing

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
United States	$8,068	$8,300
International	1,004	1,198

Total Sales and Marketing	$9,072	$9,498

Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, business development and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.

Total sales and marketing expenses decreased $0.4 million, or 4.5%, to $9.1 million in the three months ended March 31, 2015, as compared to $9.5 million in the three months ended March 31, 2014. In the U.S. segment, sales and marketing expense decreased $0.2 million, or 2.8%, to $8.1 million in the same period, as compared to $8.3 million in the prior year. The decrease was primarily due to the timing of sales force meetings and trainings.

For the three months ended March 31, 2015, sales and marketing expenses in the International segment decreased $0.2 million or 16.2%, to $1.0 million as compared to $1.2 million in the prior year period. This decrease was primarily due to lower headcount and a favorable foreign exchange impact.

General and Administrative

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
United States	$8,458	$8,281
International	383	571

Total General and Administrative	$8,841	$8,852

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

Total general and administrative expenses general and administrative expenses remained flat as compared to the prior year period. In the U.S. segment, general and administrative expenses increased $0.2 million, or 2.1%, to $8.5 million, as compared to $8.3 million in the prior year period. The increase was primarily due to higher employee related expenses, offset in part by lower legal fees.

For the three months ended March 31, 2015, general and administrative expenses in the International segment decreased $0.2 million or 32.9%, to $0.4 million as compared to $0.6 million in the prior year period. This decrease was primarily due to lower headcount and a favorable foreign exchange impact.

Research and Development

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
United States	$6,015	$3,114
International	181	108

Total Research and Development	$6,196	$3,222

Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to its medical affairs, medical information and regulatory functions. We do not allocate research and development expenses incurred in the United States to our International segment.

Total research and development expense increased $3.0 million, or 92.3%, to $6.2 million for the three months ended March 31, 2015, as compared to $3.2 million in the three months ended March 31, 2014. In the U.S. segment, research and development expense increased approximately $2.9 million, or 93.2%, to $6.0 million, as compared to $3.1 million in the prior year period. Research and development expense increase in the U.S. segment was driven by an increase of $3.4 million of depreciation expense due to the scheduled decommissioning of certain long-lived assets associated with R&D operations, partially offset by decreases in external professional services.

For the three months ended March 31, 2015, research and development expenses in the International segment increased $0.1 million or 67.6%, to $0.2 million as compared to $0.1 million in the prior year period. The increase in research and development expenses for the International segment was primarily due to increased regulatory costs.

Other Expense, Net

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Interest expense	$(10,630)	$(10,560)
Interest income	7	8
Other expense, net	(383)	(414)

Total other expense, net	$(11,006)	$(10,966)

Interest Expense

For the three months ended March 31, 2015, compared to the same period in 2014, interest expense increased by $0.1 million as a result of result of increased amortization related to deferred financing costs.

Interest Income

For the three months ended March 31, 2015, compared to the same period in 2014, interest income remained consistent.

Other Expense, net

For the three months ended March 31, 2015, compared to the same period in 2014, other expense remained consistent.

Benefit for Income Taxes

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Benefit for income taxes	$(3)	$(1,192)

For the three months ended March 31, 2015 and 2014, our effective tax rate was (0.5)% and 48.1%, respectively. The $1.2 million decrease in tax benefit for the three months ended March 31, 2015, as compared to the same period in 2014, was impacted primarily by settlements of state tax audits. Considering our history of losses, we continue to maintain a valuation allowance against substantially all of our net deferred tax assets. Our benefit for income taxes results primarily from reversals of uncertain tax positions as statutes lapse or are settled during the year, offset by taxes due in certain foreign jurisdictions where we generate taxable income, as well as interest and penalties associated with uncertain tax positions. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate during the years ended:

March 31, 2015

•	A $0.7 million decrease in our uncertain tax positions relating to a state tax settlement.

•	A $0.7 million increase in our uncertain tax positions relating to state tax nexus.

March 31, 2014

•	A $1.1 million decrease in our uncertain tax positions relating to a state tax settlement and state tax nexus and transfer pricing matters.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014	$ Change
Cash provided by (used in):
Operating activities	$15,157	$(15)	$15,172
Investing activities	$(3,498)	$(1,462)	$(2,036)
Financing activities	$(459)	$(63)	$(396)

Net Cash Provided by (Used in) Operating Activities

Cash provided by operating activities is primarily driven by our earnings and changes in working capital. The increase in cash provided by operating activities for the three months ended March 31, 2015 as compared to 2014 was primarily driven by an increase in net income, adjusted for non-cash items, primarily, depreciation and amortization and an increase in cash flows from accounts receivable due to the improved timing of collections with significant customers.

Net Cash Used in Investing Activities

The increase in net cash used in investing activities in the three months ended March 31, 2015 as compared to 2014 primarily reflects increased spending on the purchase of property and equipment.

Net Cash Used in Financing Activities

Our primary historical uses of cash in financing activities are principal payments on our term loan and financing costs. The increase in net cash used financing activities in the three months ended March 31, 2015 as compared to 2014 was primarily driven by an increase in payments to our parent.

External Sources of Liquidity

Since 2010, in addition to revenues provided by the sales of our products, our primary source of external liquidity has been the proceeds from the issuance of the $400.0 million 9.750% Senior Notes due in May of 2017, or the Notes. We also have outstanding a revolving credit facility, or the Facility, that has a borrowing capacity of $50.0 million.

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

As of March 31, 2015 and December 31, 2014, we had an unfunded Standby Letter of Credit for up to $8.8 million. The unfunded Standby Letter of Credit requires annual fees, payable quarterly, which, subsequent to the amendment, is set at LIBOR plus a spread of 2.00% and expires on February 5, 2016, which will automatically renew for a one year period at each anniversary date, unless we elect not to renew in writing within 60 days prior to such expiration.

Our Facility is secured by a pledge of substantially all of the assets of LMI, together with the assets of Lantheus Intermediate and assets of Lantheus MI Real Estate, LLC, or Lantheus Real Estate, including each such entity’s accounts receivable, inventory and machinery and equipment, and is guaranteed by each of Lantheus Intermediate and Lantheus Real Estate. Borrowing capacity is determined by reference to a borrowing base, or the Borrowing Base, which is based on (i) a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus (ii) any reserves. As of March 31, 2015, the aggregate Borrowing Base was approximately $45.8 million, which was reduced by (i) an outstanding $8.8 million unfunded Standby Letter of Credit and (ii) an $8.1 million outstanding loan balance including interest, resulting in a net borrowing base availability of approximately $28.9 million.

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

At March 31, 2015, our only current committed external source of funds is our borrowing availability under our Facility. We had $28.8 million of cash and cash equivalents at March 31, 2015. Availability under our Facility is calculated by reference to the Borrowing Base. If we are not successful in achieving our forecasted results, our accounts receivable and inventory could be negatively affected, reducing the Borrowing Base and limiting our borrowing availability.

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

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Form 10-K for the year ended December 31, 2014, for a discussion of our critical accounting estimates. There have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the three months ended March 31, 2015.

Off-Balance Sheet Arrangements

We are required to provide the U.S. Nuclear Regulatory Commission, or NRC, and Massachusetts Department of Public Health financial assurance demonstrating our ability to fund the decommissioning of our North Billerica, Massachusetts production facility upon closure, though we do not intend to close the facility. We have provided this financial assurance in the form of a $28.2 million surety bond and an $8.8 million letter of credit.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of March 31, 2015, there was $8.1 million outstanding under the Facility including interest and an $8.8 million unfunded Standby Letter of Credit, which reduced availability to $28.9 million on the Facility. Any increase in the interest rate under the Facility may have a negative impact on our future earnings to the extent we have outstanding borrowings under the Facility. The effect of a 100 basis points adverse change in market interest rates on our interest expense would be approximately $9,000. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than ours, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the three months ended March 31, 2015 and 2014, the net impact of foreign currency changes on transactions was a loss of $0.4 million and $0.2 million, respectively. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

Gross margins of products we manufacture at our U.S. plants and sell in currencies other than the U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on revenues for the three month periods ended March 31, 2015 and 2014 was 47.8% and 41.0%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended March 31, 2015, we estimate our gross margin on revenues would have increased by 0.1%, 0.3% and 0.7%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended March 31, 2014, we estimate our gross margin on revenues would have increased by 0.0%, 0.2% and 0.5%, respectively.

In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar. Our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of those subsidiaries into the U.S. Dollar. The Canadian Dollar presents the primary currency risk on our earnings.

If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our revenues and net income for the three months ended March 31, 2015 would have been impacted by approximately the following amounts:

Increase in U.S. Dollar to Applicable Foreign Currency Exchange Rate	Approximate Decrease in Revenues	Approximate Increase in Net Income
	(dollars in thousands)
1%	$(94)	$22
5%	(469)	108
10%	(938)	215

If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our revenues and net loss for the three months ended March 31, 2014 would have been impacted by approximately the following amounts:

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended March 31, 2015 in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 16, 2010, we filed suit against one of our insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply shortage (Lantheus Medical Imaging, Inc., Plaintiff v. Zurich American Insurance Company, Defendant, United States District Court, Southern District of New York, Case No. 10 Civ 9371). The claim is the result of the shutdown of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. Discovery, including international discovery and related motion practice, has been on-going for more than three years. The defendant filed a motion for summary judgment on July 14, 2014. The Company filed a memorandum of law in opposition to defendant’s motion for summary judgment on August 25, 2014. The defendant filed a reply memorandum of law in further support of its motion for summary judgment on September 15, 2014. Expert witness discovery was completed on October 31, 2014. On March 25, 2015, the United States District Court for the Southern District of New York granted defendant’s motion for summary judgment. We are continuing to evaluate all of our options, at this stage. We cannot be certain when, if ever, we will be able to recover for business interruption losses related to this matter and in what amount, if any.

Except as noted above, as of March 31, 2015, we had no material ongoing litigation, regulatory or other proceeding and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

Item 1A. Risk Factors

There have been no changes in the risk factors set forth in our 2014 Form 10-K for the fiscal year ended December 31, 2014. For further information, refer to Part I—Item IA. “Risk Factors,” in our 2014 Form 10-K for the fiscal year ended December 31, 2014.

Any of these factors either alone or taken together could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Item 4. Mine Safety Disclosures.

None.

Item 6. Exhibits

10.1*	Amended and Restated Employment Agreement, effective March 16, 2015, by and between Lantheus Medical Imaging, Inc. and Mary Anne Heino.

10.2	Amendment to Lantheus Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.’s Current Report on Form 8-K filed with the Commission on April 10, 2015 (file number 333-169785)).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS MEDICAL IMAGING, INC.

By:	/S/ JEFFREY BAILEY
Name:	Jeffrey Bailey
Title:	President and Chief Executive Officer
Date:	May 5, 2015

LANTHEUS MEDICAL IMAGING, INC.

By:	/S/ JOHN BAKEWELL
Name:	John Bakewell
Title:	Chief Financial Officer
Date:	May 5, 2015

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amended and Restated Employment Agreement, effective March 16, 2015, by and between Lantheus Medical Imaging, Inc. and Mary Anne Heino.

10.2	Amendment to Lantheus Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lantheus Medical Imaging, Inc.’s Current Report on Form 8-K filed with the Commission on April 10, 2015 (file number 333-169785)).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.